Form 10-Q
period 2000-06-30
WESTERN MULTIPLEX CORP
filed 2000-09-14
CIK 1112263

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 _____________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ______________ to ________________

                    Commission file number __000-_________


                         WESTERN MULTIPLEX CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                         52-2198231
   (State of Incorporation)                             (I.R.S. Employer
                                                       Identification No.)

                              1196 Borregas Avenue
                          Sunnyvale, California 94089
                                 (408) 542-5200
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Class A common stock as of September 14, 2000 was 52,869,123.

================================================================================

                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                     Page
                                                                                         ----
Item 1.        Financial Statements

               Condensed Balance Sheets at June 30, 2000 and December 31, 1999             1

               Condensed Income Statements for the three and six months ended
               June 30, 2000 and June 30, 1999                                             2

               Condensed Statements of Cash Flows for the six months ended
               June 30, 2000 and June 30, 1999                                             3

               Notes to Condensed Financial Statements                                     4

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                  14


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                           16

Item 2.        Changes in Securities                                                       16

Item 3.        Defaults upon Senior Securities                                             16

Item 4.        Submission of Matters to a Vote of Security Holders                         17

Item 5.        Other Information                                                           17

Item 6.        Exhibits and Reports on Form 8-K                                            17

               Signature                                                                   18

               Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WESTERN MULTIPLEX CORPORATION

                           CONDENSED BALANCE SHEETS
                                (In thousands)

                                                                June 30,          December 31,
                                                                  2000                1999
                                                               ---------           --------
                                                               (unaudited)
                            ASSETS
Current assets:
  Cash......................................................    $    284           $  1,913
  Accounts receivable, net..................................      13,713              8,830
  Inventory.................................................      12,153              5,543
  Prepaid expenses and other................................       1,218                301
  Deferred tax assets.......................................       1,057              1,057
                                                                --------           --------
     Total current assets...................................      28,425             17,644
Equipment and leasehold improvements, net...................       3,353              2,496
Deferred tax assets.........................................       3,640              3,882
Deferred financing costs....................................         652                748
Goodwill and other intangible assets, net...................      24,378             18,552
                                                                --------           --------
     Total assets...........................................    $ 60,448           $ 43,322
                                                                ========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................    $  5,500           $  2,000
  Long-term debt--current portion...........................       3,756              2,847
  Accounts payable..........................................       6,734              3,059
  Accrued liabilities.......................................       4,128              3,848
  Payable to parent company.................................         690              1,409
                                                                --------           --------
     Total current liabilities..............................      20,808             13,163
Long-term liabilities.......................................      17,382             19,153
                                                                --------           --------
     Total liabilities......................................      38,190             32,316
                                                                --------           --------

Stockholders' equity:
  Common stock..............................................         862                800
  Paid-in capital...........................................      48,640             31,433
  Treasury stock............................................     (21,000)           (21,000)
  Deferred stock compensation...............................      (6,152)                --
  Retained earnings (deficit)...............................       1,087               (227)
  Employee stock subscription receivable....................      (1,179)                --
                                                                --------           --------
     Total stockholders' equity.............................      22,258             11,006
                                                                --------           --------
     Total liabilities and stockholders' equity.............    $ 60,448           $ 43,322
                                                                ========           ========

                         WESTERN MULTIPLEX CORPORATION

                          CONDENSED INCOME STATEMENTS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                  2000              1999                2000               1999
                                                              -----------        -----------         -----------        -----------
Revenue..............................................         $    20,944        $     8,588         $    37,964        $    17,298
Cost of revenue......................................               9,340              4,437              17,065              9,452
                                                              -----------        -----------         -----------        -----------
     Gross profit....................................              11,604              4,151              20,899              7,846
                                                              -----------        -----------         -----------        -----------
Operating expenses:
  Research and development...........................               2,828              1,407               4,769              2,628
  Sales and marketing................................               3,202              1,336               5,751              2,610
  General and administrative.........................               1,463                454               2,552                892
  Amortization of goodwill...........................                 751                182                 938                362
  Amortization of deferred stock
    compensation.....................................               1,082                 --               1,968                 --
                                                               -----------       -----------         -----------        -----------
     Total operating expenses........................               9,326              3,379              15,978              6,492
                                                              -----------        -----------         -----------        -----------
     Income from operations..........................               2,278                772               4,921              1,354
Interest income (expense)............................                (627)                 1              (1,224)                --
                                                              -----------        -----------         -----------        -----------
     Income before taxes.............................               1,651                773               3,697              1,354
Income tax provision.................................               1,100                292               2,383                514
                                                              -----------        -----------         -----------        -----------
     Net income......................................         $       551        $       481         $     1,314        $       840
                                                              ===========        ===========         ===========        ===========
Basic and diluted earnings per share.................                $.01               $.01                $.03               $.01
                                                              ===========        ===========         ===========        ===========
Shares used to compute basic earnings per share......          42,709,145         80,000,000          41,454,483         80,000,000
                                                              ===========        ===========         ===========        ===========
Shares used to compute diluted earnings per
 Share...............................................          50,797,779         80,000,000          48,858,593         80,000,000
                                                              ===========        ===========         ===========        ===========

    The accompanying notes are an integral part of these condensed financial statements.

                         WESTERN MULTIPLEX CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                           -----------------------
                                                                             2000           1999
                                                                           -------        --------
Cash flows from operating activities:
  Net income  .....................................................        $ 1,314        $   840
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization  ...............................          3,340            651
     Deferred financing costs amortization  .......................             96             --
     Provision for bad debt  ......................................            149             --
     Deferred taxes  ..............................................            242           (742)
     Assets and liabilities:
        Accounts receivable  ......................................         (5,032)        (1,495)
        Inventory  ................................................         (6,610)         1,902
        Prepaid expenses and other  ...............................           (917)            70
        Accounts payable and accrued liabilities  .................          3,955         (1,620)
        Payable to parent company  ................................           (719)         2,647
        Other long-term obligations  ..............................             47             --
                                                                           -------        -------
           Net cash provided by (used in) operating activities.....         (4,135)         2,253
                                                                           -------        -------
Cash flows from investing activities:
  Purchases of equipment and leasehold improvements..................       (1,291)          (277)
                                                                           -------        -------
           Net cash used in investing activities  ...................       (1,291)          (277)
                                                                           -------        -------
Cash flows from financing activities:
  Net proceeds from issuance of shares  .............................        2,385             --
  Repayment of long-term debt .......................................         (909)            --
  Borrowings on line of credit  .....................................        3,500             --
  Net cash transfers to Glenayre  ...................................           --         (1,780)
  Employee subscription receivable  .................................       (1,179)            --
                                                                           -------        -------
           Net cash provided by (used in)
             financing activities  ...................................       3,797         (1,780)
                                                                           -------        -------
Net increase (decrease) in cash  ....................................       (1,629)           196
Cash, beginning of period  ..........................................        1,913          1,377
                                                                           -------        -------
Cash, end of period  ................................................      $   284        $ 1,573
                                                                           =======        =======
Supplemental Disclosures:
  Cash paid during the year for:
     Interest  ......................................................      $ 1,219        $    --
                                                                           =======        =======
     Income taxes  ..................................................      $ 3,975        $    35
                                                                           =======        =======


    The accompanying notes are an integral part of these condensed financial statements.

                         WESTERN MULTIPLEX CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Organization and Operations of the Company

  Western Multiplex Corporation (the "Company") was founded in 1979 in Sunnyvale, California. In 1992, the Company launched the Lynx broadband wireless access systems, which are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, the Company introduced the Tsunami broadband wireless access systems, which are primarily used by service providers, businesses and other enterprises to expand or establish private networks carrying Internet traffic among multiple facilities.

  The Company was acquired by GTI Acquisition Corporation ("GTI") in 1995, a wholly-owned subsidiary of Glenayre Technologies Inc. ("Glenayre").

  Effective November 1, 1999, a recapitalization of the Company was executed that included the following transactions, in accordance with the terms of the Amended and Restated Acquisition Agreement by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Company and WMC Holding Corp. dated September 30, 1999 (the "Agreement"):

  . The Company borrowed $22.0 million under two term loan arrangements and drew down $2.0 million on a $10.0 million revolving credit facility with Credit Suisse First Boston.

  . The Company redeemed 42 million shares of Class B common stock from GTI for $21.0 million of the 80 million then outstanding shares.

  . WMC Holding Corp. ("Purchaser") acquired approximately 36 million shares of Class B common stock from GTI, or approximately 94.6% of the remaining outstanding shares of the Company, for approximately $16.5 million.

  . The Company incurred approximately $0.8 million in financing costs that were capitalized and $3.1 million in transaction costs related to the equity transactions that were classified as recapitalization costs in the income statement for 1999.

  On March 24, 2000, the Company acquired Ubiquity Communication, Inc. ("Ubiquity"), located in Petaluma, California. Ubiquity was a development stage company, which designs and develops point-to-multipoint broadband wireless systems. The Company issued 692,772 shares of Class A common stock in the acquisition and reserved 137,727 shares for issuance upon the exercise of the Ubiquity options assumed. The acquisition was accounted for as a purchase transaction. The total purchase price was valued at $6.4 million. Purchased intangibles and goodwill related to the acquisition totaled approximately $6.8 million and is being amortized on a straight-line basis over the estimated useful life of three years. The Company subsequently granted to certain Ubiquity employees an additional 350,000 options at an exercise price of $.50 under the Western Multiplex Corporation 1999 Stock Incentive Plan. Additionally, certain Ubiquity employees purchased 300,000 shares of WMC Holding Corp.


2.  Basis of Presentation

   In the opinion of management, the unaudited interim condensed financial statements furnished in this report reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company's financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 is derived from audited financial statements as of that date.


3.  Summary of Significant Accounting Policies

 Inventory

  Inventory is stated at the lower of cost (first-in, first-out), consisting of materials, labor and overhead or market and consists of the following (in thousands):

                                                                                    June 30,     December 31,
                                                                                      2000          1999
                                                                                     -------       -------
                                                                                 (unaudited)
   Raw materials  .............................................................      $ 2,118        $1,327
   Work-in-process  ...........................................................        3,396         2,079
   Finished goods  ............................................................        6,639         2,137
                                                                                     -------        ------
                                                                                     $12,153        $5,543
                                                                                     =======        ======


 Goodwill and Other Intangible Assets

  Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totals $22.0 million. This goodwill is being amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year. Goodwill and other intangible assets related to the acquisition of Ubiquity (see
Note 1) total $6.8 million. Of the $6.8 million, $6.5 million has been allocated to goodwill and $300,000 has been allocated to the patents acquired in the transaction. These intangibles are related to the acquisition and are being amortized on a straight-line basis over their estimated useful lives of three years. The carrying amount of goodwill would be reviewed if facts and circumstances suggest that it may be impaired. If the review indicates that goodwill would not be recoverable, as determined based on the expected future undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of the goodwill would be reduced by the estimated shortfall. The Company has recorded no such write-downs of goodwill in any of the periods presented.


 Segment Reporting

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment: providing wireless access products. Revenues by geographic area are attributed to the country from which the sale is made. To date, all of the Company's transactions have originated in one geographic location, the United States, even though many of the Company's customers may operate in foreign as well as domestic markets.


 Major Customers

  Two customers accounted for 20.5% and 18.0% of total revenue for the second quarter of 2000, and one customer accounted for 13.4% for the second quarter of 1999. Two customers accounted for 18.9% and 13.1% of total revenue for the first half of 2000, and one customer accounted for 13.3% of total revenue for the first half of 1999.

 Earnings Per Share of Common Stock

  Basic and diluted net income per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 42,709,145 and 41,454,483 for the three and six months ended June 30, 2000, respectively, and 80,000,000 for the three and six months ended June 30, 1999. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. Diluted earnings per share were computed using the weighted average number of shares outstanding of 50,797,779 and 48,858,593 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the treasury stock method resulted in no dilutive securities and, accordingly, basic and dilutive earnings per share were the same.


 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June

15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus, the Company anticipates that SFAS No. 133 will not have a material impact on its financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current accounting policies are in accordance with SAB No. 101.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB No. 25. Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB No. 25 for various issues, including:

  .  the definition of an employee;

  . the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

  . the accounting for an exchange of stock compensation awards in a business combination.

  Starting July 1, 2000, the Company adopted Interpretation No. 44, the adoption of which did not result in a material impact on our financial position or the results of the Company's operations through June 30, 2000.


4.  Long-Term Debt

  On November 1, 1999, the Company entered into a credit agreement with Credit Suisse First Boston, as agent. Long-term debt obligations under the credit agreement, less current portion due within one year, are summarized as follows (in thousands):

                                                                                                 June 30,   December 31,
                                                                                                   2000         1999
                                                                                                 -------       -------
                                                                                               (unaudited)
     Term note A, interest at LIBOR plus 2.50% or prime plus 1.50%, as periodically elected by the Company (9.1% at June 30, 2000),
       maturing in November 2002  .......................................................        $ 9,091       $10,000
     Term note B, interest at LIBOR plus 5.00% or prime plus 4.00%, as periodically elected by the Company (11.6% at June 30, 2000),
       maturing in November 2004  .......................................................         12,000        12,000
                                                                                                 -------       -------
                                                                                                  21,091        22,000
     Less: Current portion due within one year   ........................................          3,756         2,847
                                                                                                 -------       -------
        Total long-term debt  ...........................................................        $17,335       $19,153
                                                                                                 =======       =======

  The credit agreement also included a $10 million revolving credit facility maturing in 2002. Interest rates for borrowings under the revolving credit facility are at LIBOR plus 2.5% or prime plus 1.5%, as periodically elected by the Company. At June 30, 2000, there were $5.5 million of borrowings outstanding under the revolving credit facility. The weighted average interest rate for the six-month period ending June 30, 2000 was 8.7%.

  The term notes and revolving credit facility are secured by substantially all of the assets of the Company. The loans also include certain financial covenants, as follows: maximum leverage of no more than 4.5 for fiscal 2000 declining to 3.5 for fiscal 2001 and thereafter; minimum interest coverage ratio of 2.5 for fiscal 2000 increasing to 3.5 for fiscal 2002 and thereafter; minimum fixed charge ratio 1.05 through fiscal 2001 increasing to 1.10 thereafter; minimum EBITDA of $5.5 million through fiscal 2001 increasing to $9.5 million in fiscal 2001; quick ratio of at least 1.25 through fiscal 2001 increasing to 1.50 thereafter.

  The Company may prepay the term notes at any time upon adequate notice to the lender. The term notes also call for mandatory prepayments in the event of an initial public offering of the Company. In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility (see Note 6).

  The fair value of the long-term debt and borrowings under the revolving credit facility approximates the carrying amounts at June 30, 2000.

4.   Income Taxes

  The effective income tax rates were 66.6% and 37.8% for the three months ended June 30, 2000 and 1999, respectively, and 64.5% and 38.0% for the six months
ended June 30, 2000 and 1999, respectively.   For the three and six months ended
June 30, 2000, the provision for income taxes differs from the amounts which would result by applying the applicable Federal statutory income tax rate to income before taxes by increases in taxes primarily resulting from nondeductible amortization of deferred stock compensation of $1.1 million and $2.0 million, respectively.


5.  Stockholders' Equity

 Common Stock

  The Company's common stock consists of Class A and Class B common stock. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the election of the shareholder or automatically in the event of an initial public offering of the Company. As of June 30, 2000, there were 6,244,123 shares of Class A common stock and 38,000,000 shares of Class B common stock issued and outstanding.

  In conjunction with the recapitalization transaction discussed in Note 1, the Company repurchased 42,000,000 shares of Class B common stock for $21.0 million from Glenayre. The repurchased shares are held as treasury shares as of June 30, 2000.


 Warrants

  In connection with the recapitalization discussed in Note 1, the Company issued 4,370,000 warrants to a holding company, owned by the Chief Executive Officer of the Company, and a trust, of which a director of the Company is trustee and beneficiary. Each warrant is convertible into one share of Class A common stock of the Company at an exercise price of $.50 per share. The warrants expire on the tenth anniversary from date of issuance. Of the total warrants issued, 1,710,000 were exercised prior to June 30, 2000. The remaining 2,660,000 warrants outstanding as of June 30, 2000 are exercisable upon completion of an initial public offering, which occurred August 1, 2000.


 1999 Stock Incentive Plan

  In November 1999, the Company adopted the Western Multiplex Corporation 1999 Stock Incentive Plan (the "1999 Plan") for key employees, officers, directors, and consultants. The Company has reserved for issuance 10,500,000 shares of Class A common stock under the 1999 Plan. The type of awards that may be made under the 1999 Plan are incentive stock options, non-qualified options, stock appreciation rights, and other stock-based awards.

  The exercise price for stock options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant (110% for any option granted to any stockholder who owns more than 10% of the total combined voting power of all classes of stock of the Company or its parent or subsidiary corporation), as determined by the Compensation Committee. An option may not vest at less than 20% per year over five years, as determined by the Compensation Committee.

  During 1999, the Company granted 3,372,000 options to employees at an exercise price of $0.50 per share of which none were exercised. These options have a term of ten years.

  During the first six months of 2000, the Company granted 2,345,000 options at an exercise price ranging from $0.50 to $10.00 per share. These options have a term of ten years.

  None of the options granted under the 1999 plan have been exercised or are vested as of June 30, 2000. Approximately 684,000 of these options are exercisable upon completion of an initial public offering, which occurred August 1, 2000.


 Ubiquity Communication Plan

  In connection with our organization of Ubiquity Communication, Inc. on March 24, 2000, the Company assumed the obligations under Ubiquity Communication's equity incentive plans. As a result, all options granted under the Ubiquity Communication equity incentive plans became options to purchase shares of our common stock. As of June 30, 2000, the Company had granted 137,727 options at an exercise price ranging from $1.67 to $3.20 of which 56,576 have vested and none have been exercised.


 Employee Stock Purchase Plan

  In June 2000, the Company adopted the Western Multiplex Corporation Employee Stock Purchase Plan, which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The Company has initially reserved for issuance under the plan 1,000,000 shares. An annual increase in shares reserved will occur on the first day of each of the Company's fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 as defined in the plan.

  In August 2000, subsequent to the completion of the initial public offering (see Note 6), the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was July 31, 2000.


 2000 Stock Option Plan for Non-Employee Directors

  In June 2000, the Company adopted the Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors. The Company has reserved for issuance a maximum of 1,500,000 shares of common stock pursuant to the grant of non-qualified stock options to newly elected members of the board of directors who are not employees of our Company.

  The exercise price of any option granted under this plan is the per share fair market value of our common stock on the date the option is granted except with respect to the initial grants made as of June 8, 2000 for which the exercise price is $8.50. An individual who becomes a director will receive an initial grant of an option to purchase 100,000 shares of our common stock, which option will be immediately vested upon grant as to one-third of the shares subject to the option. The option will then become vested as to one-third of the shares on each of the first and second anniversaries of the date of the initial grant, so long as the director continues to serve on our board of directors on each vesting date. In addition, so long as a director continues to serve on our board of directors, the director will, as of the third anniversary of the date of the initial grant and triennially thereafter, receive an additional option to purchase 15,000 shares, the terms of which will be the same as those described above.

  As of June 30, 2000, we had granted options for the purchase of 400,000 shares of our common stock under the Stock Option Plan for Non-Employee Directors, of which 133,333 have vested and none have been exercised.


 Stock Sales

  During the three months ended March 31, 2000, certain Western Multiplex employees and consultants entered into co-investment agreements with WMC Holding Corp. Under the co-investment agreements, 3,830,351 shares were purchased of WMC Holding at $0.50 per share and WMC Holding used the proceeds to purchase 3,830,351 shares of Class A common stock of the Company at $0.50 per share. In connection with the stock sales, the Company granted subscription loans to a few employees. As a result, the Company had $1.2 million of employee subscription receivables outstanding as of June 30, 2000.

 Deferred Stock Compensation

  In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders' equity. The portion of deferred stock compensation associated with the stock options will be amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested under the accelerated method. The Company recorded amortization of deferred compensation of $1.1 million and $2.0 million for the three and six months ended June 30, 2000, respectively.

6.  Subsequent Events

  On August 4, 2000, the Company completed its initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to the Company of approximately $91.5 million after payment of the underwriter's commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock.

  In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. The Company made the mandatory prepayment of its term notes to Credit Suisse First Boston and also repaid all borrowings outstanding under the revolving credit facility. The total repayment including accrued interest was $28.9 million. In connection with the prepayment of its term notes, the Company wrote off deferred financing costs of $394,000, net of income taxes.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which reflect our current views with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those described in such forward-looking statements or from historical results. Readers are cautioned not to place undue reliance on these forward-looking statements.

  The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1 declared effective on July 31, 2000 by the Securities and Exchange Commission.


Overview

  We were founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, we changed our strategy, became a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, we introduced our Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on our core technologies and the technology acquired through our purchase of Ubiquity Communication, Inc. in March 2000, we are currently developing point-to-multipoint systems that will enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub.

  On August 4, 2000, the Company completed its initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to the Company of approximately $91.5 million after payment of the underwriter's commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock.

  In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. The Company made the mandatory prepayment of its term notes to Credit Suisse First Boston and also repaid all borrowings outstanding under the revolving credit facility. The total repayment including accrued interest was $28.9 million. In connection with the prepayment of its term notes, the Company wrote off deferred financing costs of $394,000, net of income taxes, and recorded an extraordinary loss on early extinguishment of debt.

  Revenue. We primarily generate revenue from the sale of our Lynx and Tsunami systems. We introduced the Tsunami product line at the end of the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. Our Ubiquity systems are still under development and we expect to begin offering these systems for sale in 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We recognize revenue from the sale of our systems and parts when all the following conditions are met: the system or part has been shipped, we have the right to invoice the customer, the collection of the receivable is probable, and we have no significant obligations remaining. Revenue from services is recognized over the period for which the services are performed, which is less than one month. Revenue from product rentals is recognized over the period of the rental.

  The majority of our direct sales are currently to wireless operators, and we believe that the majority of the products that we sell through distributors and value-added resellers are eventually sold to wireless operators.

  We sell our products worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors and value-added resellers. Our sales force focuses on key strategic accounts and also develops relationships with end-users that purchase through distributors and value-added resellers. Distributors sell our products, and value-added resellers not only sell our products, but also assist end-users in network design, installation and testing. We also market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our distributors, or value-added resellers could materially adversely affect our revenue.

  During 1999 and the first half of 2000, as a percentage of total sales international sales accounted for approximately 23% and 29%, respectively. We expect international sales to increase in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

  As we have increased sales through our distributors and value-added resellers, we have experienced a decline in the average selling price of our products. This is because the prices of the products that we sell indirectly through distributors and value-added resellers are lower than the prices of the products we sell directly through our sales force to end-users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. These newer products have higher prices than our older products. Our international sales also have lower average selling prices when compared to our United States and Canadian sales. This is primarily due to our reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. As indirect sales and sales in our international markets increase, we expect that our average selling prices will further decrease.

  Cost of revenue. Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers, customer service and accrued warranty costs. We currently outsource the majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration. We expect to realize lower per unit product costs as we continue to outsource more of our in-house manufacturing. However, we cannot assure you when or if cost reductions will occur. The failure to achieve these cost reductions could materially adversely affect our gross margins and operating results.

  Gross profit. Our gross profit is affected by both the average selling prices of our systems and our cost of revenue. Historically, decreases in our average selling prices have generally been offset by reductions in our per unit product cost. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset a reduction in our average selling prices.

  Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype development expenses, consultant fees and allocated overhead related to the design, development, testing and enhancement of our products and underlying technologies. We expense all research and development expenses as incurred. We expect to increase our research and development expenses as we continue to develop new products and improve our core technologies. In particular, we expect research and development expenses to increase in connection with our acquisition of

Ubiquity Communication Inc. and our development of point-to-multipoint broadband wireless access systems.

  Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales, product marketing, sales support functions, advertising, trade show and other promotional expenses and allocated overhead. We intend to increase our sales and marketing expenditures as we add sales and marketing personnel, increase the number of distributors and value-added resellers that sell our products and increase marketing programs. In particular, we expect sales and marketing expenses to increase as we substantially expand our sales operations to support and develop leads for our distributors and value-added resellers.

  General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, other general corporate expenses and allocated overhead. We expect general and administrative expenses to increase as we add personnel, increase spending on our information systems and incur additional costs related to the growth of our business and operation as a public company.

  Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain business and technical personnel. During the first and second quarter of 2000, we recorded deferred stock compensation for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees in all operating expense categories.


Acquisition of Ubiquity Communication, Inc.

  On March 24, 2000, we acquired Ubiquity Communication, Inc., located in Petaluma, California. Through the acquisition, we acquired technology that will enable us to develop our point-to-multipoint systems. At the time of the acquisition, Ubiquity Communication had seven employees, including six engineers. In connection with our acquisition of Ubiquity Communication, we issued 692,772 shares of our Class A common stock to its former owners and reserved 137,727 shares of our Class A common stock for issuance upon the exercise of the Ubiquity Communication options we assumed. We believe the value of the consideration paid for the acquisition of Ubiquity Communication was $6.4 million. We accounted for the transaction using the purchase method of accounting. Accordingly, we have recorded purchased intangibles and goodwill of $6.8 million to be amortized over three years. We intend to treat the acquisition of Ubiquity Communication as a tax-free reorganization.


Recapitalization

  On November 1, 1999, Ripplewood Partners, L.P. and affiliates acquired 94.6% of our capital stock from Glenayre Technologies, Inc. through a wholly-owned subsidiary, WMC Holding Corp., in a transaction accounted for as a recapitalization. Prior to the recapitalization, we were an indirect wholly-owned subsidiary of Glenayre Technologies, Inc., which had previously acquired us in 1995. As part of Glenayre's acquisition of us, Glenayre recognized $21.6 million of goodwill, amortized over a 30-year useful life. This goodwill amount is reflected on our historical financial statements. As of December 31, 1999, there was $18.6 million to be amortized over the remaining 25-year term.

  We intend to treat the recapitalization as an asset acquisition for federal income tax purposes. As a result, we recorded a deferred tax asset in the amount of $3.9 million which will offset future tax liabilities during the next 15 years, assuming that we have sufficient income to realize the full benefit of this deduction.

Results of Operations

  The following table provides results of operations data as a percentage of revenue for the periods presented.

                                                                 Three Months Ended           Six Months Ended
                                                                       June 30                    June 30,
                                                              -------------------------  ---------------------------
                                                                    2000          1999          2000           1999
                                                                   -----         -----         -----          -----
Revenue.....................................................       100.0%        100.0%        100.0%         100.0%
Cost of revenue.............................................        44.6          51.7          45.0           54.6
                                                                   -----         -----         -----          -----
Gross profit................................................        55.4          48.3          55.0           45.4
Operating expenses:
  Research and development..................................        13.5          16.4          12.6           15.2
  Sales and marketing.......................................        15.3          15.6          15.1           15.1
  General and administrative................................         7.0           5.3           6.7            5.2
  Amortization of goodwill..................................         3.6           2.1           2.5            2.1
  Amortization of deferred stock compensation...............         5.2            --           5.2             --
                                                                   -----         -----         -----          -----
     Total operating expenses...............................        44.5          39.3          42.1           37.5
                                                                   -----         -----         -----          -----
Income from operations......................................        10.9           9.0          13.0            7.8
Interest income (expense), net..............................        (3.0)           --          (3.2)            --
                                                                   -----         -----         -----          -----
Income before taxes.........................................         7.9           9.0           9.7            7.8
Income tax provision........................................         5.3           3.4           6.3            3.0
                                                                   -----         -----         -----          -----
Net income..................................................         2.6           5.6           3.5            4.9


Comparison of Three and Six Months Ended June 30, 2000 and 1999

  Revenue. Revenue increased 143.9% from $8.6 million in the second quarter of 1999 to $20.9 million in the second quarter of 2000. Revenue increased primarily due to a 135.7% increase in the volume of products shipped in the second quarter of 2000 as compared to the second quarter of 1999, combined with an increase of 8.0% in average selling price of our products in the second quarter of 2000 as compared to the second quarter of 1999. For the second quarter of 2000, Somera Communications Inc. and PDC Telecom, Inc., two of our distributors, accounted for 20.5% and 18.0% of total revenue. In the second quarter of 1999, only one customer Somera Communications Inc. (13.3% of total revenue) accounted for more than 10% of total revenue.

  Revenue increased 119.5% from $17.3 million in the first half of 2000 to $38.0 million in the first half of 1999. Revenue increased primarily due to a 117.7% increase in the volume of products shipped in the first half of 2000 as compared to the first half of 1999, combined with an increase of 3.0% in average selling price of our products in the first half of 2000 as compared to the second half of 1999. For the first half of 2000, Somera Communications Inc. and PDC Telecom, Inc., two of our distributors, accounted for 18.9% and 13.1% of total revenue. In the first half of 1999, only one customer Somera Communications Inc. (13.3% of total revenue) accounted for more than 10% of total revenue.

  Cost of revenue. Cost of revenue increased 110.5% from $4.4 million in the second quarter of 1999 to $9.3 million in the second quarter of 2000. As a percentage of revenue, cost of revenue decreased from 51.7% in the second quarter of 1999 to 44.6% in the second quarter of 2000. Cost of revenue increased 80.5% from $9.5 million in the first half of 1999 to $17.1 million in the first half of 2000. As a percentage of revenue, cost of revenue decreased from 54.6% in the first half of 1999 to 45.0% in the first half of 2000. The increase in cost of revenue for both comparable periods was primarily attributable to increased sales. The decrease in cost of revenue as a percentage of revenue for both comparable periods was primarily due to lower costs of components and increased reliance on outsourced manufacturing, which has lower costs relative to our in-house manufacturing.

  Research and development. Research and development expenses increased 101.0% from $1.4 million in the second quarter of 1999 to $2.8 million in the second quarter of 2000. Research and development expenses increased 81.5% from $2.6 million in the first half of 1999 to $4.8 million in the first half of 2000. The increase in research and development expenses for both comparable periods was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses decreased from 16.4% in the second quarter of 1999 to 13.5% in the second quarter of 2000. As a percentage of revenue, research and development expenses decreased from 15.2% in the first half of 1999 to 12.6% in the first half of 2000.

  Sales and marketing. Sales and marketing expenses increased 139.7% from $1.3 million in the second quarter of 1999 to $3.2 million in the second quarter of 2000. Sales and marketing expenses increased 120.3% from $2.6 million in the first half of 1999 to $5.8 million in the first half of 2000. The increase in sales and marketing expenses for both comparable periods is primarily attributable to increases in sales and marketing personnel expenses, advertising, tradeshow, and public relations expenses. As a percentage of revenue, sales and marketing expenses decreased from 15.6% in the second quarter of 1999 to 15.3% in the second quarter of 2000. As a percentage of revenue, sales and marketing expenses were 15.1% for the six months ended June 30, 1999 and 2000, respectively.

  General and administrative. General and administrative expenses increased 222.2% from $454,000 in the second quarter of 1999 to $1.5 million in the second quarter of 2000. General and administrative expenses increased 186.1% from $892,000 in the first half of 1999 to $2.6 million in the first half of 2000. The increase in general and administrative expenses for both comparable periods is primarily due to increased personnel expenses and fees paid to Ripplewood for management and administrative services. As a percentage of revenue, general and administrative expenses increased from 5.3% in the second quarter of 1999 to 7.0% in the second quarter of 2000. As a percentage of revenue, general and administrative expenses increased from 5.2% in the first half of 1999 to 6.7% in the first half of 2000.

  Amortization of goodwill.   Amortization of goodwill increased from $182,000
in the second quarter of 1999 to $751,000 in the second quarter of 2000. Amortization of goodwill increased from $362,000 in the first half of 1999 to $938,000 in the first half of 2000. The increase in amortization of goodwill for both comparable periods is attributable to goodwill and other intangible assets related to the Ubiquity acquisition in March 2000.

  Amortization of deferred stock compensation. We had amortization of deferred stock compensation of $1.1 million in the second quarter of 2000 and $2.0 million for the six months ended June 30, 2000 related to the sale of stock and issuance of options at prices deemed to be below fair market value.

  Other income (expenses), net. Other income (expense), net increased from $1,000 income in the second quarter of 1999 to $627,000 expense in the second quarter of 2000. Other income (expense), net increased from $0 in the first half of 1999 to $1.2 million expense in the first half of 2000. The increase in expense for both comparable periods was attributable to the interest expense related to our debt.

  Income tax provision. The income tax provision increased from $292,000 in the second quarter of 1999 to $1.1 million in the second quarter of 2000. Our effective tax rate increased from 37.8% in the second quarter of 1999 to 66.6% in the second quarter of 2000. The income tax provision increased from $514,000 in the first half of 1999 to $2.4 million in the first half of 2000. Our effective tax rate increased from 38.0% in the first half of 1999 to 64.5% in the first half of 2000. The increase in the effective tax rate for both comparable periods is primarily attributable to increases in non-deductible expenses arising from the amortization of deferred stock compensation in the second quarter and in the first half of 2000.


Liquidity and Capital Resources

  As discussed in the Overview above, the Company had net proceeds of approximately $91.5 million from the initial public offering and used $28.9 million of the net proceeds to repay outstanding indebtedness under the term notes along with the outstanding borrowings under the revolving credit facility. As of the date of this Form 10-Q, we have not allocated the remaining net proceeds of the offering for specific uses. We expect to use the remainder of the net proceeds of the offering primarily for general corporate purposes, including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. We may also use a portion of the net proceeds to acquire complementary businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. However, we have no specific plans, agreements or commitments and are not currently engaged in any negotiations for any acquisition or joint venture.

  We have not identified the specific use of the net proceeds due to the flexible nature of our planning process. The amounts that we actually expend for general corporate and other purposes will vary significantly depending on a number of factors, including future sales growth and the amount of cash we generate from operations, if any. Pending the use of the proceeds described above, we will invest the net proceeds in short-term, interest-bearing, investment-grade securities.

  Prior to the initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing.

  Cash decreased by $1.6 million from $1.9 million at December 31, 1999 to $284,000 at June 30, 2000. Cash increased by $196,000 from $1.4 million at December 31, 1998 to $1.6 million at June 30, 1999. Net cash used in operating activities was $4.1 million in the first half of 2000, and net cash provided by operating activities was $2.3 million in the first half of 1999.

  Net cash used in investing activities increased from $277,000 in the first half of 2000 to $1.3 million in the first half of 1999 due to increases in capital spending.

  Net cash provided by financing activities was $3.8 million in the first half of 2000 resulting from net proceeds from issuance of shares, borrowings on line of credit offset by repayment of debt and issuance of stock subscription loans to employees. Net cash used in financing activities was $1.8 million in the first half of 1999; we paid $1.8 million in distributions to Glenayre.

  We believe that the net proceeds from the public offering after repayment of outstanding debt and our available borrowings will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. Our management intends to invest any cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Our future capital requirements will depend upon many factors, including management of working capital, the success of marketing, sales and distribution efforts, the timing of research and product development efforts and expansion of our marketing efforts.


Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not have any derivative instruments or hedging activities.

  In December 1999, the Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current accounting policies are in accordance with SAB No. 101.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB No. 25. Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB No. 25 for various issues, including:

  .  the definition of an employee;

  . the criteria for determining whether a plan qualifies as a non-compensatory plan;

  . the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

  . the accounting for an exchange of stock compensation awards in a business combination.

  Starting July 1, 2000, we adopted Interpretation No. 44, the adoption of which did not result in a material impact on our financial position or the results of our operations through the date of this Form 10-Q.


Seasonality

  Historically, our revenues have been stronger in the last two quarters of the fiscal year. This shift may primarily be attributed to the budgetary constraints of the customers in our industry and weather conditions, which make an outdoor installation more difficult during the winter. However, going forward, we believe the impact of seasonal fluctuations on our business will decrease because demand for our products is increasing at a rate that outpaces any budget restrictions our customers may have. Moreover, our expansion into international markets may minimize the impact that weather conditions may have on our overall sales.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of June 30, 2000, we had cash of $284,000. Substantially all of this amount was in non-interest bearing accounts and had no risk to interest rate fluctuations. As of June 30, 2000, we had long-term debt of $21.1 million and $5.5 million of borrowings outstanding under the revolving line of credit. The interest charges for these loans vary quarterly with LIBOR. As a result of repaying all our outstanding indebtedness subsequent to the completion of the public offering, our interest expense will decrease.

  As discussed above in Item 2, Liquidity and Capital Resources, our management intends to invest any cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. As of September 14, 2000, the net proceeds from the initial public offering were in highly liquid investments and are considered to be cash equivalents. We intend to place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater and less than one year are considered to be short-term investments. All investments with maturities greater than one year are considered to be long-term investments. All investments considered to short-term or long-term investments will be classified as held-to-maturity.

  Currently, all sales to international customers are denominated in U.S. dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks other than the risk that conversion to U.S. dollars at a high cost may cause some customers to search for a lower priced competitive product.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

  From April 1, 2000 through June 30, 2000, the Registrant has issued and sold the following unregistered securities:

     1. On April 3, 2000, the Registrant issued and sold 11,000 shares of its Class A common stock to WMC Holding Corp. for an aggregate price of $5,500.

     2. On June 19, 2000, the Registrant issued and sold 1,140,000 shares of its Class A common stock to Seaview Holdings L.L.C. for an aggregate price of $570,000 upon the exercise of warrants held by Seaview Holdings.

     3. On June 19, 2000, the Registrant issued and sold 570,000 shares of its Class A common stock to The Michael and Roberta Seedman Revocable Trust for an aggregate price of $285,000 upon the exercise of warrants held by such Trust.

  There were no underwriters employed in connection with any of the issuances set forth above and no payment of any selling commission was made to any person in connection with such issuances.

  All the issuances set forth above were private placements, did not involve public solicitation and were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Use of Proceeds from Registered Offerings

  On July 31, 2000, the Securities and Exchange Commission declared effective a Form S-1 Registration Statement (File No. 333-35200) filed by the Registrant in connection with an initial public offering of an aggregate of 8,625,000 shares of its Class A common stock. Such offering commenced on July 31, 2000 and closed on August 4, 2000 (with respect to 7,500,000 shares) and on August 31, 2000 (with respect to 1,125,000 shares as a result of the over-allotment option exercised by the underwriters), with all of the 8,625,000 shares sold at a price of $12.00 per share for an aggregate price of $103.5 million. All shares were sold by the Registrant; there were no selling stockholders. Salomon Smith Barney Inc., Lehman Brothers Inc. and CIBC World Markets Corp. were co-managers of the offering.

  The gross proceeds of the offering were $103.5 million. The Registrant incurred approximately $12 million of expenses in connection with the offering, of which approximately $7.2 million represented underwriting discounts and commissions and approximately $4.8 million represented offering expenses, including legal fees, accounting fees and printing expenses.

  The Registrant received approximately $91.5 million of net proceeds from the offering. The net proceeds will be used primarily for general corporate purposes, including working capital, expansion of the registrant's engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. Pending such uses, the net proceeds have been invested in short-term, interest-bearing investment-grade securities. From the time of receipt through September 14, 2000, the Registrant used approximately $28.9 million of the net proceeds to prepay term loans and repay revolving credit loans under its credit facilities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit No.  Description
-----------  -----------
27.1         Financial Data Schedule

b. The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 14, 2000          Western Multiplex Corporation


                                   By:            /s/ NANCY HUBER
                                      ------------------------------------------
                                                    Nancy Huber
                                       Chief Financial Officer, Vice President,
                                              Finance and Secretary
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.  Description of Exhibit
-----------  ----------------------
27.1         Financial Data Schedule