Form 10-Q
period 2000-09-29
WESTERN MULTIPLEX CORP
filed 2000-11-13
CIK 1112263

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 29, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ______________ to ________________

                      Commission file number ___________



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Class A common stock as of November 13, 2000 was 55,564,419.

================================================================================

                               TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                                  Page
                                                                                                       ----
Item 1.         Financial Statements

                Condensed Balance Sheets at September 29, 2000 (unaudited) and December 31, 1999         1

                Condensed Income Statements for the three and nine months ended September 29,            2
                2000 (unaudited) and September 30, 1999 (unaudited)

                Condensed Statements of Cash Flows for the nine months ended September 29, 2000          3
                (unaudited) and September 30, 1999 (unaudited)

                Notes to Condensed Financial Statements                                                  4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of               9
                Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              15


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                       16

Item 2.         Changes in Securities and Use of Proceeds                                               16

Item 3.         Defaults upon Senior Securities                                                         16

Item 4.         Submission of Matters to a Vote of Security Holders                                     17

Item 5.         Other Information                                                                       17

Item 6.         Exhibits and Reports on Form 8-K                                                        17

                Signature                                                                               18

                Exhibit Index                                                                           19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WESTERN MULTIPLEX CORPORATION

                           CONDENSED BALANCE SHEETS
                                (In thousands)

                                                                                        September 29,     December 31,
                                                                                            2000              1999
                                                                                            ----              ----
                                                                                         (unaudited)
                                         ASSETS
Current assets:
  Cash...............................................................................        $ 59,364         $  1,913
  Accounts receivable, net...........................................................          26,022            8,830
  Inventory..........................................................................          11,495            5,543
  Prepaid expenses and other.........................................................           1,703              301
  Deferred tax assets................................................................           1,057            1,057
                                                                                             --------         --------
    Total current assets.............................................................          99,641           17,644
Equipment and leasehold improvements, net............................................           4,093            2,496
Deferred tax assets..................................................................           3,447            3,882
Deferred financing costs.............................................................               -              748
Other long-term assets...............................................................           2,500                -
Goodwill and other intangible assets, net............................................          23,641           18,552
                                                                                             --------         --------
    Total assets.....................................................................        $133,322         $ 43,322
                                                                                             ========         ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit...........................................................        $      -         $  2,000
  Long-term debt--current portion....................................................               -            2,847
  Accounts payable...................................................................           8,924            3,059
  Accrued liabilities................................................................           6,660            3,848
  Payable to parent company..........................................................             106            1,409
                                                                                             --------         --------
    Total current liabilities........................................................          15,690           13,163
Long-term liabilities................................................................              38           19,153
                                                                                             --------         --------
    Total liabilities................................................................          15,728           32,316
                                                                                             --------         --------

Stockholders' equity:
  Common stock.......................................................................             975              800
  Paid-in capital....................................................................         141,466           31,433
  Treasury stock.....................................................................         (21,000)         (21,000)
  Deferred stock compensation........................................................          (5,469)               -
  Retained earnings (deficit)........................................................           2,777             (227)
  Employee stock subscription receivable.............................................          (1,155)               -
                                                                                             --------         --------
    Total stockholders' equity.......................................................         117,594           11,006
                                                                                             --------         --------
    Total liabilities and stockholders' equity.......................................        $133,322         $ 43,322
                                                                                             ========         ========

   The accompanying notes are an integral part of these condensed financial statements.

                         WESTERN MULTIPLEX CORPORATION

                          CONDENSED INCOME STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                               Three Months Ended                       Nine Months Ended
                                                        September 29,        September 30,        September 29,     September 30,
                                                             2000                 1999                 2000              1999
                                                             ----                 ----                 ----              ----
Revenue..............................................    $    29,909          $    11,835          $    67,873        $    29,133
Cost of revenue......................................         14,775                5,376               31,840             14,828
                                                         -----------          -----------          -----------        -----------
       Gross profit..................................         15,134                6,459               36,033             14,305
                                                         -----------          -----------          -----------        -----------
Operating expenses:
    Research and development.........................          3,298                1,703                8,067              4,331
    Sales and marketing..............................          4,767                1,478               10,518              4,088
    General and administrative.......................          1,545                  498                4,097              1,390
    Amortization of goodwill.........................            722                  186                1,660                548
    Amortization of deferred stock compensation......            946                    -                2,914                  -
                                                         -----------          -----------          -----------        -----------
      Total operating expenses.......................         11,278                3,865               27,256             10,357
                                                         -----------          -----------          -----------        -----------
      Income from operations.........................          3,856                2,594                8,777              3,948
Interest income (expense)............................            258                    -                 (966)                 -
                                                         -----------          -----------          -----------        -----------
      Income before taxes............................          4,114                2,594                7,811              3,948
Income tax provision.................................          2,030                1,121                4,413              1,635
                                                         -----------          -----------          -----------        -----------
      Income before extraordinary item...............          2,084                1,473                3,398              2,313
                                                         -----------          -----------          -----------        -----------
Loss on early extinguishment of debt,
  net of income tax benefit..........................            394                    -                  394                  -
                                                         -----------          -----------          -----------        -----------
      Net income.....................................    $     1,690          $     1,473          $     3,004        $     2,313
                                                         ===========          ===========          ===========        ===========
Basic earnings per share.............................    $       .03          $       .02                 $.07               $.03
                                                         ===========          ===========          ===========        ===========
Diluted earnings per share...........................    $       .03          $       .02                 $.06               $.03
                                                         ===========          ===========          ===========        ===========
Shares used to compute basic earnings per share......     49,707,477           80,000,000           44,225,561         80,000,000
                                                         ===========          ===========          ===========        ===========
Shares used to compute diluted earnings per
  Share..............................................     54,946,756           80,000,000           50,015,671         80,000,000
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

                         WESTERN MULTIPLEX CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                  Nine Months Ended
                                                                           September 29,      September 30,
                                                                                2000               1999
                                                                                ----               ----
Cash flows from operating activities:
  Net income......................................................           $  3,004             $ 2,313
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization................................              5,390                 981
     Deferred financing costs amortization........................                748                   -
     Provision for bad debt.......................................                149                   -
     Deferred taxes...............................................                435                (648)
     Assets and liabilities:
        Accounts receivable.......................................            (17,341)             (1,523)
        Inventory.................................................             (5,952)              2,492
        Prepaid expenses and other................................             (1,402)               (218)
        Other long-term assets....................................             (2,500)                  -
        Accounts payable and accrued liabilities..................              8,677                (394)
        Payable to parent company.................................             (1,303)              3,686
        Other long-term obligations...............................                 38                (164)
                                                                             --------             -------
           Net cash provided by (used in)
             operating activities.................................            (10,057)              6,525
                                                                             --------             -------
Cash flows from investing activities:
  Purchases of equipment and leasehold improvements...............             (2,310)               (544)
                                                                             --------             -------
           Net cash used in investing activities..................             (2,310)               (544)
                                                                             --------             -------
Cash flows from financing activities:
  Net proceeds from issuance of shares............................             94,973                   -
  Repayment of  long-term debt....................................            (22,000)                  -
  Borrowings on line of credit....................................             (2,000)                  -
  Net cash transfers to Glenayre..................................                  -              (6,088)
  Employee subscription receivable................................             (1,155)                  -
                                                                             --------             -------
           Net cash provided by (used in) financing
             activities...........................................             69,818              (6,088)
                                                                             --------             -------
Net increase (decrease) in cash...................................             57,451                (107)
Cash, beginning of period.........................................              1,913               1,377
                                                                             --------             -------
Cash, end of period...............................................           $ 59,364             $ 1,270
                                                                             ========             =======
Supplemental Disclosures:
  Cash paid during the year for:
     Interest.....................................................           $  1,514             $     -
                                                                             ========             =======
     Income taxes.................................................           $  5,710             $    65
                                                                             ========             =======

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

     The Company was acquired by GTI Acquisition Corporation ("GTI") in 1995, a wholly-owned subsidiary of Glenayre Technologies Inc. ("Glenayre").

     Effective November 1, 1999, a recapitalization of the Company was executed that included the following transactions, in accordance with the terms of the Amended and Restated Acquisition Agreement by and among GTI Acquisition Corp., Glenayre, the Company and WMC Holding Corp. dated September 30, 1999 (the "Agreement"):

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

     On August 4, 2000, the Company completed its initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to the Company of approximately $91.3 million after payment of the underwriter's commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding 38,000,000 shares of Class B treasury stock and 42,000,000 shares of Class B stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

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


3.   Summary of Significant Accounting Policies

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out), consisting of materials, labor and overhead or market and consists of the following (in thousands):

                                          September 29,    December 31,
                                              2000             1999
                                              ----             ----
                                          (unaudited)
   Raw materials...................            $ 3,250          $1,327
   Work-in-process.................              2,635           2,079
   Finished goods..................              5,610           2,137
                                               -------          ------
                                               $11,495          $5,543
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


  Major Customers

     Two customers accounted for 22.4% and 12.8% of total revenue for the third quarter of 2000, and two customers accounted for 20.0% and 15.4% for the third quarter of 1999. One customer accounted for 20.5% and 16.1% of total revenue for the nine months ended September 29, 2000 and September 30, 1999, respectively.

  Earnings Per Share of Common Stock

     Basic and diluted net income per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 49,707,477 and 44,225,561 for the three and nine months ended September 29, 2000, respectively, and 80,000,000 for the three and nine months ended September 30, 1999. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. Diluted earnings per share were computed using the weighted average number of shares outstanding of 54,946,756 and 50,015,671 for the three and nine months ended September 29, 2000, respectively. For the three and nine months ended September 30, 1999, the treasury stock method resulted in no dilutive securities and, accordingly, basic and dilutive earnings per share were the same.


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

     Starting July 1, 2000, the Company adopted Interpretation No. 44, the adoption of which did not result in a material impact on our financial position or the results of the Company's operations through September 29, 2000.


4.   Long-Term Debt

     On November 1, 1999, the Company entered into a credit agreement with Credit Suisse First Boston, as agent. The credit agreement included two term notes and a $10 million revolving credit facility maturing in 2002. The Company may prepay the term notes at any time upon adequate notice to the lender. The term notes also call for mandatory prepayments in the event of an initial public offering of the Company. In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility (see Note 1). The total repayment including accrued interest was $28.9 million.


5.   Commitment and Contingencies

     In September 2000, the Company entered into a new noncancellable operating lease agreement expiring in December 2010. As of September 29, 2000, no rent expense for this operating lease had been incurred. Future minimum lease payments under this operating lease agreement as of September 29, 2000 are summarized as follows (in thousands):

  2000....................................................     $    224
  2001....................................................        2,697
  2002....................................................        2,805
  2003....................................................        2,917
  2004....................................................        3,034
  Thereafter..............................................       20,596
                                                                -------
                                                                $32,272
                                                                =======

     In connection with this lease, the Company issued 25,000 warrants to the lessor in November 2000. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of $14.01 per share. These warrants are exercisable during the period beginning on December 1, 2000 and ending on December 1, 2005. The Company will estimate the fair value of the warrants using the Black-Scholes option valuation model and will record compensation expense accordingly throughout the life of the lease.


6.   Income Taxes

     The effective income tax rates were 49.3% and 43.2% for the three months ended September 29, 2000 and September 30, 1999, respectively, and 56.5% and 41.4% for the nine months ended September 29, 2000 and September 30, 1999, respectively. For the three and nine months ended September 29, 2000 and September 30, 1999, the provision for income taxes differs from the amounts which would result by applying the applicable Federal statutory income tax rate to income before taxes by increases in taxes primarily resulting from nondeductible amortization of deferred stock compensation of $946,000 and $2.9 million, respectively.


7.   Stockholders' Equity

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

     In conjunction with the recapitalization transaction discussed in Note 1, the Company repurchased 42,000,000 shares of Class B common stock for $21.0 million from Glenayre and held these shares as treasury stock.

     Simultaneously with the closing of the Company's initial public offering as discussed in Note 1, all of the Company's then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively. As of September 29, 2000, there were 55,529,123 shares of Class A common stock issued and outstanding and 42,000,000 shares of Class A treasury stock.


  Warrants

     In connection with the recapitalization of the Company as discussed in
Note 1, the Company issued 4,370,000 warrants to a holding company, owned by the Chief Executive Officer of the Company, and a trust, of which a director of the Company is trustee and beneficiary. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of $.50 per share. These warrants expire on the tenth anniversary from date of issuance. As of September 29, 2000, all of the 4,370,000 warrants had been exercised.


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

     During the first nine months of 2000, the Company granted 2,716,500 options under the 1999 Plan at an exercise price ranging from $0.50 to $21.44.

     As of September 29, 2000, 766,500 of the options granted under the 1999 Plan have vested.


  Ubiquity Communication Plan

     In connection with our organization of Ubiquity Communication, Inc. on March 24, 2000, the Company assumed the obligations under Ubiquity Communication's equity incentive plans. As a result, all options granted under the Ubiquity Communication equity incentive plans became options to purchase shares of the Company's common stock. As of September 29, 2000, the Company had granted 137,727 options under the Ubiquity plans at an exercise price ranging from $1.67 to $3.20 of which 63,277 have vested and none have been exercised.


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

     In August 2000, subsequent to the completion of the initial public offering, the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was July 31, 2000.


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

     As of September 29, 2000, we had granted options for the purchase of 400,000 shares of our common stock under the Stock Option Plan for Non-Employee Directors, of which 133,332 have vested and none have been exercised.


  Stock Sales

     During the three months ended March 31, 2000, certain Western Multiplex employees and consultants entered into co-investment agreements with WMC Holding Corp. Under the co-investment agreements, 3,830,351 shares were purchased of WMC Holding at $0.50 per share and WMC Holding used the proceeds to purchase 3,830,351 shares of Class A common stock of the Company at $0.50 per share. In connection with the stock sales, the Company granted subscription loans to a few employees. As a result, the Company had $1.2 million of employee subscription receivable outstanding as of September 29, 2000.


  Deferred Stock Compensation

     In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders' equity. The portion of deferred stock compensation associated with the stock options will be amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested under the accelerated method. The Company recorded amortization of deferred compensation of $946,000 and $2.9 million for the three and nine months ended September 29, 2000, respectively.




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

     On August 4, 2000, the Company completed its initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to the Company of approximately $91.5 million after payment of the underwriter's commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

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

     For the nine months ended September 29, 2000 and September 30, 1999, international sales as a percentage of total sales accounted for approximately 35% and 23%, respectively. We expect international sales to increase in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

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

     Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain business and technical personnel. During the nine months ended September 29, 2000, we recorded deferred stock compensation for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees in all operating expense categories.


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

Results of Operations

     The following table provides results of operations data as a percentage of revenue for the periods presented.

                                                                     Three Months Ended                Nine Months Ended
                                                               September 29,    September 30,   September 29,    September 30,
                                                                   2000             1999            2000             1999
Revenue.....................................................           100.0%          100.0%           100.0%           100.0%
Cost of revenue.............................................            49.4            45.4             46.9             50.9
                                                                       -----           -----            -----            -----
Gross profit................................................            50.6            54.6             53.1             49.1
Operating expenses:
  Research and development..................................            11.0            14.4             11.9             14.9
  Sales and marketing.......................................            15.9            12.5             15.5             14.0
  General and administrative................................             5.2             4.2              6.1              4.8
  Amortization of goodwill..................................             2.4             1.6              2.4              1.9
  Amortization of deferred stock compensation...............             3.2               -              4.3                -
                                                                       -----           -----            -----            -----
     Total operating expenses...............................            37.7            32.7             40.2             35.6
                                                                       -----           -----            -----            -----
Income from operations......................................            12.9            21.9             12.9             13.5
Interest income (expense), net..............................             0.9               -             (1.4)               -
                                                                       -----           -----            -----            -----
Income before taxes.........................................            13.8            21.9             11.5             13.5
Income tax provision........................................             6.8             9.5              6.5              5.6
                                                                       -----           -----            -----            -----
Income before extraordinary item............................             7.0            12.4              5.0              7.9
Loss on early extinguishment of debt
  net of income tax benefit.................................             1.3              --              0.6                -
                                                                       -----           -----            -----            -----
Net income..................................................             5.7            12.4              4.4              7.9
                                                                       =====           =====            =====            =====

Comparison of Three and Nine Months Ended September 29, 2000 and September 30, 1999

     Revenue.   Revenue increased 152.7% from $11.8 million in the third quarter of 1999 to $29.9 million in the third quarter of 2000. Revenue increased primarily due to a 153.4% increase in the volume of products shipped in the third quarter of 2000 as compared to the third quarter of 1999, combined with an increase of 1.3% in average selling price of our products in the third quarter of 2000 as compared to the third quarter of 1999. Somera Communications Inc. and Avant Telecoms, Inc., two of our distributors, accounted for 22.4% and 12.8%, respectively, of total revenue in the third quarter of 2000 and 20.0% and 15.4%, respectively, of total revenue in the third quarter of 1999.

     Revenue increased 133.0% from $29.1 million in the nine months ended September 29, 2000 to $67.9 million in the nine months ended September 30, 1999. Revenue increased primarily due to a 132.0% increase in the volume of products shipped in the nine months ended September 29, 2000 as compared to the nine months ended September 30, 1999, combined with an increase of 2.3% in average selling price of our products in the nine months ended September 29, 2000 as compared to the nine months ended September 30, 1999. Somera Communications Inc. accounted for 20.5% and 16.0% of total revenue for the nine months ended September 29, 2000 and September 30, 1999, respectively.

     Cost of revenue. Cost of revenue increased 174.8% from $5.4 million in the third quarter of 1999 to $14.8 million in the third quarter of 2000. As a percentage of revenue, cost of revenue increased from 45.4% in the third quarter of 1999 to 49.4% in the third quarter of 2000. Cost of revenue increased 114.7% from $14.8 million in the nine months ended September 30, 1999 to $31.8 million in the nine months ended September 29, 2000. As a percentage of revenue, cost of revenue decreased from 50.9% in the nine months ended September 30, 1999 to 46.9% in the nine months ended September 29, 2000. The increase in cost of revenue for both comparable periods was primarily attributable to increased sales. The increase in cost of revenue as a percentage of sales from the third quarter of 1999 to the third quarter of 2000 was attributable to the higher volume of lower speed, lower margin products sold in the third quarter of 2000 compared to a higher volume of higher speed, higher margin products sold in the third quarter of 1999. The decrease in cost of revenue as a percentage of revenue from the nine months ended September 30, 1999 to the nine months ended September 29, 2000 was primarily due to lower costs of components and increased reliance on outsourced manufacturing, which has lower costs relative to our in-house manufacturing.

     Research and development.   Research and development expenses increased
93.7% from $1.7 million in the third quarter of 1999 to $3.3 million in the third quarter of 2000. Research and development expenses increased 86.3% from $4.3 million in the nine months ended September 30, 1999 to $8.1 million in the nine months ended September 29, 2000. The increase in research and development expenses for both comparable periods was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses decreased from 14.4% in the third quarter of 1999 to 11.0% in the third quarter of 2000. As a percentage of revenue, research and development expenses decreased from 14.9% in the nine months ended September 30, 1999 to 11.9% in the nine months ended September 29, 2000.

     Sales and marketing. Sales and marketing expenses increased 222.5% from $1.5 million in the third quarter of 1999 to $4.8 million in the third quarter of 2000. Sales and marketing expenses increased 157.3% from $4.1 million in the nine months ended September 30, 1999 to $10.5 million in the nine months ended September 29, 2000. The increase in sales and marketing expenses for both comparable periods is primarily attributable to increased sales and marketing personnel, advertising, tradeshow, and public relations expenses. As a percentage of revenue, sales and marketing expenses increased from 12.5% in the third quarter of 1999 to 15.9% in the third quarter of 2000. As a percentage of revenue, sales and marketing expenses increased from 14.0% for the nine months ended September 30, 1999 to 15.5% for the nine months ended September 29, 2000.

     General and administrative. General and administrative expenses increased 210.2% from $498,000 in the third quarter of 1999 to $1.5 million in the third quarter of 2000. General and administrative expenses increased 194.8% from $1.4 million in the nine months ended September 30, 1999 to $4.1 million in the nine months ended September 29, 2000. The increase in general and administrative expenses for both comparable periods is primarily due to increased personnel and consulting expenses. As a percentage of revenue, general and administrative expenses increased from 4.2% in the third quarter of 1999 to 5.2% in the third quarter of 2000. As a percentage of revenue, general and administrative expenses increased from 4.8% in the nine months ended September 30, 1999 to 6.0% in the nine months ended September 29, 2000.

     Amortization of goodwill. Amortization of goodwill increased from $186,000 in the third quarter of 1999 to $722,000 in the third quarter of 2000. Amortization of goodwill increased from $548,000 in the nine months ended September 30, 1999 to $1.7 million in the nine months ended September 29, 2000. The increase in amortization of goodwill for both comparable periods is attributable to goodwill and other intangible assets related to the Ubiquity acquisition in March 2000.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $946,000 in the third quarter of 2000 and $2.9 million for the nine months ended September 30, 2000 in each case is a result of the sale of stock and issuance of options at prices deemed to be below fair market value.

     Other income (expense), net. Other income (expense), net increased from $0 in the third quarter of 1999 to $258,000 in the third quarter of 2000. Other income (expense), net decreased from $0 in the nine months ended September 30, 1999 to $(966,000) in the nine months ended September 29, 2000. The increase in other income (expense) from the third quarter of 1999 to the third quarter of 2000 was attributable to interest income earned on our money market account.
The decrease in other income (expenses), net from the nine months ended September 30, 1999 to the nine months ended September 29, 2000 was attributable to the interest expense related to our debt.

     Income tax provision. The income tax provision increased from $1.1 million in the third quarter of 1999 to $2.0 million in the third quarter of 2000. Our effective tax rate increased from 43.2% in the third quarter of 1999 to 49.3% in the third quarter of 2000. The income tax provision increased from $1.6 million in the nine months ended September 30, 1999 to $4.4 million in the nine months ended September 29, 2000. Our effective tax rate increased from 41.4% in the nine months ended September 30, 1999 to 56.5% in the nine months ended September 29, 2000. The increase in the effective tax rate for both comparable periods is primarily attributable to increases in non-deductible expenses arising from the amortization of deferred stock compensation in the third quarter and in the nine months ended September 29, 2000.


Liquidity and Capital Resources

     As discussed in the Overview above, the Company had net proceeds of approximately $91.3 million from the initial public offering and in August 2000 used $28.9 million of the net proceeds to repay outstanding indebtedness under its term notes along with the outstanding borrowings under its revolving credit facility. In September 2000, the Company used $2.5 million of the net proceeds to pay a security deposit and $224,000 to prepay rent in connection with a new noncancellable operating lease. In addition, during August and September 2000, the Company also used approximately $2.5 million to finance its operations and working capital requirements.

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

However, we have no specific plans, agreements or commitments.

     We have not identified the specific use of the remainder of the net proceeds due to the flexible nature of our planning process. The amounts that we actually expend for general corporate and other purposes will vary significantly depending on a number of factors, including future sales growth and the amount of cash we generate from operations, if any. Pending the use of the proceeds described above, we will invest the remainder of the net proceeds in short-term, interest-bearing, investment-grade securities.

     Prior to our initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing.

     Cash increased by $57.5 million from $1.9 million at December 31, 1999 to $59.4 million at September 29, 2000. Cash decreased by $107,000 from $1.4 million at December 31, 1998 to $1.3 million at September 30, 1999. Net cash used in operating activities was $11.0 million in the nine months ended September 29, 2000, and net cash provided by operating activities was $6.5 million in the nine months ended September 30, 1999.

     Net cash used in investing activities increased from $544,000 in the nine months ended September 29, 2000 to $2.3 million in the nine months ended September 30, 1999 due to increases in capital spending.

     Net cash provided by financing activities was $70.8 million in the nine months ended September 29, 2000 resulting from net proceeds from issuance of shares, repayment of debt and issuance of stock subscription loans to employees. Net cash used in financing activities in the nine months ended September 30, 1999 was $6.1 million representing distributions to Glenayre.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     From July 1, 2000 through September 29, 2000, the Registrant has issued and sold the following unregistered securities:

          1. On September 22, 2000, the Registrant issued and sold 1,778,400 shares of its Class A common stock to Seaview Holdings L.L.C. for an aggregate price of $889,200 upon the exercise of warrants held by Seaview Holdings.

          2. On September 25, 2000, the Registrant issued and sold 881,600 shares of its Class A common stock to The Michael and Roberta Seedman Revocable Trust for an aggregate price of $440,800 upon the exercise of warrants held by such Trust.

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


Use of Proceeds from Registered Offerings

     On July 31, 2000, the Securities and Exchange Commission declared effective a Form S-1 Registration Statement (File No. 333-35200) filed by the Registrant in connection with an initial public offering of an aggregate of 8,625,000 shares of its Class A common stock. Such offering commenced on July 31, 2000 and closed on August 4, 2000 (with respect to 7,500,000 shares) and on August 31, 2000 (with respect to 1,125,000 shares as a result of the over-allotment option exercised by the underwriters), with all of the 8,625,000 shares sold at a price of $12.00 per share for an aggregate price of $103.5 million. The Registrant sold all shares; there were no selling stockholders. Salomon Smith Barney Inc., Lehman Brothers Inc. and CIBC World Markets Corp. were co-managers of the offering.

     The gross proceeds of the offering were $103.5 million. The Registrant incurred approximately $12.2 million of expenses in connection with the offering, of which approximately $7.2 million represented underwriting discounts and commissions and approximately $5.0 million represented offering expenses, including legal fees, accounting fees and printing expenses.

     The Registrant received approximately $91.3 million of net proceeds form the offering. The net proceeds will be used primarily for general corporate purposes, including working capital, expansion of the registrant's engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. Pending such uses, the net proceeds have been invested in short-term, interest-bearing investment-grade securities. From the time of receipt through November 13, 2000, the Registrant used approximately $28.9 million of the net proceeds to prepay term loans and repay revolving credit loans under its credit facilities, $2.5 million of the net proceeds to pay a security deposit, $224,000 of the net proceeds to prepay rent in connection with a new noncancellable operating lease as discussed above in Item 1, Note 7 and approximately $2.5 million to finance its operations and working capital requirements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

Exhibit No.     Description
-----------     -----------
27.1            Financial Data Schedule

b. The Company filed no reports on Form 8-K during the three months ended September 29, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 2000        WESTERN MULTIPLEX CORPORATION


                                By:                /s/ Nancy Huber
                                    --------------------------------------------
                                                     Nancy Huber
                                      Chief Financial Officer, Vice President,
                                                Finance and Secretary
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.   Description of Exhibit
-----------   ----------------------
27.1          Financial Data Schedule