Form 10-K405
period 2000-12-31
WESTERN MULTIPLEX CORP
filed 2001-04-02
CIK 1112263

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the fiscal period ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                to

                        Commission file number 333-51142

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                 Class A Common Stock, par value $.01 per share

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $129.5 million on March 30, 2001, based on the closing sales price of the registrant's common stock as reported on The Nasdaq Stock Market as of such date.

   The number of shares outstanding of the registrant's Class A common stock as of March 30, 2001 was approximately 57,130,131.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.

 Item 1.   Business.....................................................     4

 Item 2.   Properties...................................................    13

 Item 3.   Legal Proceedings............................................    13

 Item 4.   Submission of Matters to a Vote of Security Holders..........    13

 PART II.

 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    14

 Item 6.   Selected Financial Data......................................    16

 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    17

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...    34

 Item 8.   Financial Statements and Supplementary Data..................    35

 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    56

 PART III.

 Item 10.  Directors and Executive Officers of the Registrant...........    56

 Item 11.  Executive Compensation.......................................    56

 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................    56

 Item 13.  Certain Relationships and Related Transactions...............    56

 PART IV.

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................    57

           Signatures...................................................    62

ITEM 1. BUSINESS

   Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operations, cash flows, dividends, financing plans and business strategies. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report and other documents we incorporate by reference in this Annual Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Overview

   We provide broadband, or high-speed, wireless access systems both in the United States and internationally. Our systems enable service providers, businesses and other enterprises to deliver data, voice and video services. We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks. During the last eight years, we have developed proprietary technologies that have enabled us to introduce what we believe are some of the fastest, longest range and most reliable broadband wireless systems available, including our Tsunami 480, which we believe is currently the industry's fastest license-exempt wireless system.

   We serve the global broadband wireless access market by selling our systems to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value-added resellers and systems integrators. In 2000, we sold our systems to 422 customers in 38 countries.

The Western Multiplex Solution

   We believe that our broadband wireless systems address the growing need for bandwidth where alternative solutions are either too expensive to deploy in a timely fashion or are unavailable. Our systems are used in a variety of applications in different markets, including:

  . Wireless operator infrastructure. Our systems enable cellular and personal communication service providers to connect their base stations to other base stations and to existing wire line networks. These connections comprise the backhaul segment of their networks.

  . Fiber extension. Our systems enable service providers to extend the reach of the fiber backbone with products that combine the high transmission speeds and the reliability of fiber optic cable with the flexibility, cost effectiveness and rapid deployment of wireless technologies.

  . Campus and other private networks. Our systems enable enterprises with multiple facilities, including those located in a campus environment, to connect their facilities to expand or establish private networks.

  . Last mile access. Our systems connect end-users with a service provider's central office, providing high-speed last mile access.

   The key benefits of our solution include:

   Rapid deployment. Service providers, businesses and other enterprises can rapidly deploy our licensed and license-exempt systems to establish new, or expand existing, network infrastructures. Competing technologies such as digital phone lines and fiber optic cable generally take longer to deploy than our broadband wireless access systems. In addition, our license-exempt systems do not require frequency coordination and regulatory approval. As a result, service providers, businesses and other enterprises can avoid many of the time consuming processes typically required in installing licensed wireless technologies.

   Telecommunications grade availability of service. We have developed proprietary error correction algorithms, fault tolerant systems and comprehensive network management software designed to enable our Lynx and Tsunami systems to match or exceed fiber network availability standards. These wireless systems are designed to provide 99.999% availability, or less than five minutes of down time per year. As a result, our systems enable service providers, businesses and other enterprises to provide end-users with telecommunications grade availability, which is equal to or better than that offered by most alternative broadband access solutions.

   High-speed and long distance connections. We have used our engineering expertise and proprietary radio frequency and digital signal processing technologies to design systems that offer an attractive combination of high-speed transmission rates and long-range coverage. During the past eight years, we have introduced what we believe are some of the fastest and longest-range wireless systems available, including our Tsunami 480, which we believe is currently the industry's fastest license-exempt system, and our Lynx 4T1, which we believe is the longest-range 4T1 license-exempt system in the market. Based on a survey of wireless system providers known to us, we are not aware of any providers of license-exempt radios operating at or above DS-3 speed. In addition, our engineering department analyzed our competitors' 4T1 products to determine the best product produced by our competitors. In comparing our Lynx 4T1 to the best 4T1 product of our competitors, we assumed the exact same conditions for each product and analyzed the distance at which the two products operate. The results indicated that our Lynx 4T1 could be used at almost twice the distance of our competitor's 4T1 product. As a result, we believe that we offer some of the fastest and longest-range wireless systems currently available. This combination of high-speed data transmission and long-range coverage enables service providers, businesses and other enterprises to extend the reach of their fiber optic cable and other wire line networks.

   Cost-effective solution. Because our proprietary technology enables our systems to transmit over longer distances than competing product designs, service providers, businesses and other enterprises require fewer units to cover a specified area. As a result, they are able to reduce both their initial and incremental capital expenditures for network deployment.

   Fully integrated end-to-end solution. We offer a broad range of systems that enable service providers, businesses and other enterprises to create complete broadband wireless networks that connect end-users to the fiber backbone. Our point-to-point systems are primarily used within the backhaul segments of networks and also provide last mile access to large businesses. Our point-to-multipoint systems, which are under development, will primarily be used to provide last mile access to residential users and small businesses. Our systems use similar radio frequency technology, digital signal processing and network management software. We believe this design commonality offer, service providers, businesses and other enterprises higher end-to-end performance, lower equipment costs and lower training and maintenance costs.

   Our broadband wireless access systems have various disadvantages and limitations. For example, the broadband wireless access industry is technology intensive and requires us to continually develop new products or product enhancements in order for us to remain competitive. In addition, in contrast to mobile wireless access solutions, our systems require line-of-sight installation, which often requires the end-user to obtain roof rights from third parties. Our systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas as our systems or, in the case of operating frequencies above 11 Ghz, if there is inclement weather. Furthermore, our point-to-multipoint systems are still under development, and we may not be able to successfully introduce these systems or introduce them on a timely basis.

Strategy

   Our objective is to be a leading global provider of broadband wireless access systems. Our strategy to accomplish this objective is to:

   Capitalize on our technology expertise to rapidly introduce new products. Over the last eight years, we have developed several core technologies that form the basis of our current product lines and which we intend to use in our future product development. Our dedicated team of engineers has multi-disciplinary technical capabilities, including radio frequency technology, digital signal processing and system software development. We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner. For example, we are currently developing a point-to-point broadband wireless system capable of transmitting data at speeds in excess of 180 megabits per second and point-to-multipoint systems which will easily integrate with our existing point-to-point systems.

   Utilize existing customer relationships to expand into new market segments. In 2000, we sold our systems to 422 customers in 38 countries. Our customers include AT&T Wireless Group, Verizon Wireless, Motorola, Inc., Nextel Communications, Inc., Cingular Wireless and Voicestream Wireless Corporation. We intend to build upon our relationships with current customers as they continue to expand their networks and enter new market segments, such as fiber extension, campus and other private networks and last mile access. We believe that we will be well-positioned to provide our current customers with broadband wireless access solutions in their new markets.

   Increase our presence in international markets. While our products are currently sold and approved for use in 30 countries, we intend to increase our presence in these countries and further expand into new international markets where broadband wire line access is currently too expensive or unavailable. In particular, we believe there is a substantial opportunity for our licensed products in countries where government authorities have granted or have indicated that they intend to grant broadband wireless licenses. Additionally, as governmental authorities make license-exempt spectrum available, we believe our license-exempt systems will be well-positioned for rapid deployment in these international markets. We will continue to expand our presence worldwide by expanding our international sales and marketing efforts, obtaining regulatory approval for deploying our systems in new international markets, increasing our total product offerings in both existing and new international markets and establishing strategic alliances and partnerships.

   Aggressively market through distributors, value-added resellers and systems integrators. We have established relationships with key distributors, value-added resellers and systems integrators such as Avant Telecoms Inc., Communications Services International, Inc., Datatec Ltd., Hutton Communication, Inc., Somera Communications Inc., Tessco Technologies Incorporated, Westcon Inc. and Wireless Facilities, Inc., to market and sell our systems. To further accelerate our growth, we intend to build upon our existing relationships and establish new relationships with distributors, value-added resellers and systems integrators that we believe have strong relationships with potential customers for our Lynx, Tsunami and point-to-multipoint systems. Our marketing group is currently developing materials and programs such as training courses to assist our distributors, value-added resellers and systems integrators in penetrating these markets.

   Expand through acquisitions. We intend to pursue acquisitions of complementary businesses, technologies, products or services to expand our presence in the broadband wireless access market. On March 24, 2000, we acquired Ubiquity Communication, Inc., a Petaluma, California-based company. Through the acquisition, we acquired development stage technology that we planned to integrate with our core technologies to develop our point-to-multipoint systems. On March 22, 2001, we acquired WirelessHome Corporation, a Long Beach, California-based company. Through this acquisition, we acquired point-to-multipoint technology in the Beta phase that we will use to develop our point-to-multipoint systems. Because WirelessHome will replace Ubiquity in the development of our point-to-multipoint systems, we have decided to close our Ubiquity operations at the end of the first quarter of 2001. As a consequence, we will reassess the fair value of the assets acquired in Ubiquity acquisition for the purpose of identifying potential impairment and may record restructuring reserves.

Products

   We have three product lines: our existing Lynx and Tsunami product lines and our point-to-multipoint product line, which is under development. We design our systems generally to use common features, components and software.

 Lynx and Tsunami products

   Our products operate at different transmission speeds and radio frequencies. Our product names directly correspond to the transmission speeds at which they are capable of operating. The table below summarizes the features of our current products:

                               TRANSMISSION SPEEDS
                                    (Kilobits                           RADIO
                                per second (Kbps))                    FREQUENCY
     PRODUCT NAME          (Megabits per second (Mbps))           (Gigahertz (GHz))
- -----------------------------------------------------------------------------------
  LYNX Fractional-T1             56 to 512 Kbps                   2.4 GHz
  LYNX T1/E1                     1.5 Mbps/2 Mbps                  (License-exempt)
  LYNX 2T1/2E1                   3 Mbps/4 Mbps
  LYNX 4T1/4E1                   6 Mbps/8 Mbps
- -----------------------------------------------------------------------------------

  LYNX Fractional-T1             56 to 512 Kbps                   5.8 GHz
  LYNX T1/E1                     1.5 Mbps/2 Mbps                  (License-exempt)
  LYNX 2Tl/2E1                   3 Mbps/4 Mbps
  LYNX 4T1/4E                    6 Mbps/8 Mbps
  LYNX 8T1                       12 Mbps
  LYNX DS-3                      45 Mbps
- -----------------------------------------------------------------------------------

  LYNX DS-3                      45 Mbps                          6 GHz & 11 GHz
                                                                  (Licensed)
- -----------------------------------------------------------------------------------

  TSUNAMI 10BaseT                2 Mbps                           2.4 GHz & 5.8 GHz
                                 4 Mbps                           (License-exempt)
                                 8 Mbps
                                 10 Mbps
- -----------------------------------------------------------------------------------

  TSUNAMI 100BaseT               45 Mbps                          5.8 GHz
                                 100 Mbps                         (License-exempt)
                                                                  & 23 GHz
                                                                  (Licensed)
- -----------------------------------------------------------------------------------

  TSUNAMI 1000SY                 480 Mbps                         5.3/5.8 GHz
                                                                  (license-exempt)


   Each of our systems consists of two identical pieces of equipment. Each piece of equipment is first connected to an end-user's network by a cable and a connector and then connected by an antenna cable to an antenna, which is usually on a roof top or tower. The two antennas are then aimed at one another to create a wireless connection between the two end-user locations. By using multiple systems, end-users can connect more than two locations to form a more extensive network.

   Lynx products. Our point-to-point Lynx products are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. These connections comprise the backhaul segments of their networks. In addition, these products are also used to establish campus and private networks and to provide fiber extension and last mile access. Our Lynx products are offered in a variety of frequencies, ranging from
2.4 GHz to 11 GHz, which includes both licensed and license-exempt spectrum, and in a variety of data transmission speeds, ranging from 56 Kbps per second to 45 Mbps per second. Our Lynx products can transmit and receive the maximum data capacity in both directions simultaneously, a feature commonly known as full duplex. Our products have a compact, fully-integrated design and a built-in network management system. They can be linked together within a network and managed with simple network management protocol, or SNMP, software. SNMP is an industry standard set of rules that governs network management and monitors network devices and their functions. Our Lynx products also include a separate control and diagnostic channel which remotely monitors the system's status and performance without reducing its carrying capacity.

   We are currently developing additional Lynx products, some of which should be capable of operating at speeds exceeding 625 megabits per second. These products under development will be additional solutions for fiber extension and last mile access.

   Tsunami products. Our point-to-point Tsunami products primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. In addition, these products are also used to provide fiber extension and last mile access. Tsunami products are currently offered in a variety of frequencies, ranging from 2.4 GHz to 23 GHz, and in a variety of data transmission speeds, ranging from 2 Mbps per second to 480 Mbps per second. Like our Lynx products, our Tsunami products offer features including full duplex transmission, fully-integrated design and a separate control and diagnostic channel. In addition, our higher capacity Tsunami systems include an additional T1 or E1 connection without reducing the carrying capacity of the system. The additional T1 or E1 connection is a standard telecommunications interface that is not based on Internet Protocol and is typically used for voice.

   We are currently developing Tsunami products that should operate at speeds exceeding 720 megabits per second. These products under development will be additional solutions for fiber extension, last mile access and campus and private networks.

 Point-to-multipoint products

   We are currently developing our point-to-multipoint point-to-multipoint systems to enable service providers, businesses and other enterprises to address the last mile bottleneck. We are designing these systems to enable service providers to cost-effectively connect end-users to a central hub. Businesses and other enterprises may also use these systems to cost-effectively connect multiple facilities within their private networks.

   Our point-to-multipoint system will be deployed in a hub and spoke configuration consisting of a single central hub and equipment located at each end-user's premises. The central hub will wirelessly connect to the remote customer premises equipment. It will also prioritize transmission and allocate slots of time to each end-user based on a system called time division duplexing. We believe our time division duplexing technology will provide a more efficient use of capacity than most alternative technologies to accommodate the peaks and lows of traffic between the end-user and the central hub. The central hub will operate in a range of frequencies, in various geographic configurations and will be capable of supporting hundreds of units of customer premises equipment. The hub unit will also be able to connect to the central office of a service provider using our point-to-point technology. The customer premises equipment will transmit and receive data between the end-user and the central hub at various transmission speeds and frequencies.

   On March 22, 2001 we acquired WirelessHome in order to accelerate the development of our point-to-multipoint technology. WirelessHome technology will replace our Ubiquity development stage technology, and Ubiquity operations will be closed by the end of first quarter 2001.

Technology

   Over the last eight years, we have developed a number of core technologies that form the basis of our current product offerings and which will also be used in our future product development. Our primary areas of technology expertise are radio frequency technology, digital signal processing and system software development.

   Radio frequency technology. Microwave and millimeter-wave technology are the technologies used to wirelessly transmit data, voice and video. Microwave technology uses radio frequencies ranging from 1 GHz up to 20 GHz, and millimeter-wave technology uses frequencies above 20 GHz. We believe we are one of the few wireless equipment manufacturers in the industry that has internally developed fully integrated microwave circuit board designs. We believe having these design capabilities provides us with higher performance, lower production costs, shorter development cycles and the ability to customize our products so that they can easily be integrated with our existing products and with the networks of our various customers and end-users.

   Digital signal processing technology. Our products use proprietary digital signal processing technologies and designs that we developed specifically for use in wireless systems. We believe these proprietary technologies have enabled us to introduce a number of high-speed wireless products that may not have been possible to produce with generic digital signal processing chip sets that are commercially available. Because our development cycles are not dependent on an external supplier, we believe we can develop flexible, innovative products more quickly than our competitors who do not have this in-house capability. We are currently using our technological expertise in digital signal processing to develop next generation, high-speed wireless systems designed to operate at speeds over 720 megabits per second.

   System software. Our systems use SNMP-based software that enables remote monitoring and control and facilitates the integration and compatibility of our products with larger communications networks. In addition, we have patented software for bandwidth allocation, which we believe will allow our point-to-multipoint products to use bandwidth more efficiently and to operate at higher speeds than other point-to-multipoint systems.

Sales and Marketing

   We sell our products worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors and value-added resellers. We focus our marketing efforts on supporting our direct sales force, distributors, value-added resellers and systems integrators. We also seek to stimulate market demand by increasing brand awareness and educating potential customers about the advantages of using our products. Sales of our Lynx products accounted for approximately 82% of our total sales. Sales of our Tsunami Products accounted for approximately 12% of our total sales.

   In the United States and Canada, our sales force focuses on key strategic accounts such as service providers, businesses and other enterprises and also develops relationships with end-users that purchase through distributors and value-added resellers. Outside the United States and Canada, sales are generally made through distributors or value-added resellers. Our sales force, however, develops direct relationships with end-users either independently, in which case the sales representative then brings in the distributor or value-added reseller to complete the sale, or together with the distributors or value-added resellers through the relationships they have developed with the end-users.

   Distributor and value-added reseller relationships. We have established relationships with large national and international distributors, local and specialized distributors and value-added resellers. The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation and testing. In some cases, both distributors and value-added resellers also assist their customers with financing, maintenance and the purchase of ancillary equipment necessary for installation of a wireless network. We are currently exploring opportunities to begin selling directly to original equipment manufacturers. In 2000, sales of our products through distributors and value-added resellers represented 72.1% of our revenue.

   Our backlog as of December 31, 1999 and 2000 was $9.9 million and $15.2 million, respectively.

Customer Service

   We are committed to providing our customers with high levels of service and support. We provide training, technical assistance and customer support on the installation, management, use and testing of our products. We also provide a 24 month warranty for our systems and offer both in-warranty and out-of-warranty repair services. Our repair center is staffed with technicians who work directly with our quality assurance team to identify potential problems and repair equipment. In addition, we have a number of flexible hardware and software maintenance and support programs available for our products.

Customers

   We have a globally diversified base of customers and end-users consisting of service providers, businesses and other enterprises. In 2000, we sold our systems to 422 customers in 38 countries.

   For the year ended December 31, 2000, sales to Somera Communications Inc., a distributor, and Avant Telecoms, Inc., a value-added reseller, represented 21% and 11% of our revenues, respectively.

Research and Development

   Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end-users. We are currently pursuing the following research and development initiatives:

  . developing our point-to-multipoint systems;

  . adapting our products to additional frequencies and interfaces;

  . developing higher speed products;

  . increasing the performance of our digital signal processing technology;
    and

  . designing our products for low-cost, outsourced manufacturing, assembly and testing.

   We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. Over the last eight years, we have made and expect to continue to make, significant investments in research and development. We invested approximately $4.9 million, $5.9 million and $12.4 million in research and development activities in 1998, 1999, and 2000, respectively.

Manufacturing

   Our ISO 9001 certified manufacturing operation, based in our Sunnyvale, California facility, consists primarily of pilot production, product assembly and product testing. Our strategy is to outsource manufacturing and procurement of component parts to manufacturers with the expertise and ability to achieve the cost reductions associated with volume manufacturing and to respond quickly to orders, while maintaining our quality standards. This allows us to focus our internal resources on developing new products. We rely on two contract manufacturers to produce our printed circuit boards and one contract manufacturer for limited printed circuit board testing. We complete the final assembly and testing of our products at our Sunnyvale facility.

   We depend on single source suppliers for several of our components. Most of these components are purchased by our contract manufacturers. We carry additional inventory of these components, as do our contract manufacturers, but we may have manufacturing shortages if our sales increase more than we expect. We have experienced in the past and may in the future experience difficulties in obtaining various components due to capacity constraints among suppliers in our industry which are experiencing high levels of demand.

Competition

   The market for broadband wireless access systems is rapidly evolving, highly competitive and subject to rapid technological change. Because we develop a variety of products for several different markets, we have a broad range of competitors. Competition for one or more of our systems include products manufactured or marketed by a number of large communication equipment suppliers, including Alcatel, Cisco Systems, Inc., Ericsson Business Networks AB, Lucent Technologies Inc. and Nortel Networks Corporation, as well as by a number of smaller companies, including Adaptive Broadband Corp., P-Com, Inc., Proxim Inc., Netro Corporation and Wi-LAN Inc. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. In addition, our competitors may provide financing to their customers. Companies in the communications industry which are currently not selling broadband wireless access products, as well as our current competitors, may make strategic acquisitions or establish cooperative relationships among each other or with third parties to enter this market or to increase their ability to gain market share rapidly. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

   We have not yet developed a competitive position in the point-to-multipoint segment of the market because we have not yet finished developing these products. A number of other companies have begun commercially selling point-to-multipoint systems, and these companies may have a competitive advantage because they were the first to market this type of product. We believe, however, that we will be able to successfully compete by using our relationships with our existing customers to sell our new point-to-multipoint systems, which can be integrated with our other systems, and because we believe our point-to-multipoint systems may have features our competitors' systems do not have.

   Technological developments and consolidation within the broadband wireless access equipment industry result in frequent changes to our group of competitors. The principal competitive factors in our market include:

  . product features and reliability;

  . the ability to be among the first to introduce new products;

  . price;

  . brand recognition;

  . relationships with distributors, value-added resellers, systems integrators and service providers;

  . the ability to integrate various products into a single network; and

  . customer service and technical support.

   Broadband wireless access solutions compete with other high-speed solutions such as cable modem technologies, satellite technologies, digital subscriber lines and fiber optic cables. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies. Other factors that influence the choice between wireless and wire line products include reliability and security, speed and volume capacity, cost effectiveness, availability of sufficient frequencies and geographic suitability. We expect to face increasing competitive pressures from both current and future technologies in the broadband access market.

Intellectual Property

   Our success depends on the preservation and protection of our product and manufacturing process designs and other proprietary technology. We use a variety of intellectual property in the development and manufacturing of our products, but do not believe that any of our intellectual property is individually critical to our current operations. Taken as a whole, however, we believe our intellectual property rights are significant.

   We currently have five U.S. patents, each of which relate to our point-to-multipoint systems, which are still under development. One of these patents expires in 2011, two in 2012, and two in 2016. We also have two pending U.S. patent application that pertains to the point-to-multipoint system and one pending U.S. patent application that pertain to our license-exempt Lynx and Tsunami systems. Assuming our patent applications are granted, those patents will expire in 2018. In addition, we have four U.S. trademarks, which cover variations of our name and logo, and several pending U.S. trademark applications, which cover our Lynx and Tsunami product lines. Because, to date, we have sold our products primarily in the United States, we have not yet applied to register any of our intellectual property in any foreign countries. However, we intend to file foreign patent and trademark applications in the future, in instances where we consider a particular trademark or aspect of our technology important enough to justify the added expense of pursuing the filings.

   In addition to our registered intellectual property, we also use proprietary technology in our business. This technology includes internally developed proprietary error correction algorithms, fault tolerant systems and comprehensive network management software. A significant portion of this technology consists of specialized knowledge and technical expertise that has been developed over time by our employees. In order to maintain the confidential nature of this technology, we have chosen to protect it by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it. All of our employees have signed our standard confidentiality agreement, which prohibits them from disclosing our confidential information, technology developments and business practices, as well as any confidential information entrusted to us by other parties. Similarly, all of the consultants who have been given access to our confidential information or proprietary technology have signed an agreement prohibiting them from disclosing that information and technology to others.

   We also have an intellectual property license agreement with Glenayre which we entered into on November 1, 1999. Under the agreement, Glenayre granted us a royalty-free license to use some of its intellectual property, including patents, patent applications, copyrights, software, technology and proprietary information. In addition, Glenayre granted us a license to use the name. Under the agreement, we granted Glenayre a royalty-free license to two patent applications and to use any trademarks we own that relate to inventory held by Glenayre on the date of the license.

Government Regulation

   Our products are subject to extensive telecommunications-based regulation by the United States and foreign laws and international treaties. We must conform our products to a variety of regulatory requirements and protocols established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has different regulations and a different regulatory process. In order for our products to be used in some jurisdictions, regulatory approval and, in some cases, specific country compliance testing and re-testing may be required. The delays inherent in this regulatory approval process may force us to reschedule, postpone or cancel the installation of our products by our customers, which may result in significant reductions in our sales.

   We are also subject to U.S. government export controls. We rely on our customers to inform us when they plan to deliver our products to other countries, and we regularly inform our customers of the export controls with which they must comply.

   In addition, domestic and international authorities continue to regulate the allocation and auction of the radio frequency spectrum. These regulations have a direct impact on us, because our licensed products can be marketed only if permitted by suitable frequency allocations, auctions and regulations. The implementation of these regulations may delay our end-users in deploying their systems, which could, in turn, lead to delays in orders of our products by our customers and end-users.

Employees

   As of December 31, 2000, we had 232 employees, including 78 in manufacturing, 63 in research and development, 66 in sales, marketing and customer service and 25 in finance and administration. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

   We lease approximately 50,203 square feet of facilities in two locations. Our headquarters is a 45,709 square foot facility in Sunnyvale, California. This facility accommodates the following departments: sales and marketing, the majority of our research and development, manufacturing, administration and finance. The term of the lease for this facility expires in June 2006. We also lease approximately 4,494 square feet in Petaluma, California, which is used for our Ubiquity operations. As part of the closing of these operations, which is intended to be completed by the end of the first quarter of 2001, we intend to sublease this facility. In addition, on September 13, 2000, we entered into an agreement to lease a 37,333 square foot facility in Sunnyvale, California for our manufacturing and customer support operations. The term of the lease for this facility began on January 2001 and expires in November 2010.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Market Information

   The following table shows the high and low bid prices of the Company's common stock for the fiscal year ended December 31, 2000 as reported on the NASDAQ National Market System:

                                                                   High   Low
                                                                  ------ ------
       Third Quarter (ended 9/29/00)............................. $21.44 $12.00
       Fourth Quarter (ended 12/31/00)........................... $17.13 $ 4.94

   The closing price of the Company's common stock on the NASADQ National Market System on March 29, 2001 was $7.156.

(b) Holders

   Western Multiplex Corporation common stock is quoted on the NASDAQ National Market System under the symbol WMUX. The Company has 200 stockholders of record as of March 30, 2001.

(c) Dividends

   The Company presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

(d) Report of Offering Securities and Use of Proceeds Therefrom

   On August 4, 2000, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-35200) was declared effective by the Securities and Exchange Commission, pursuant to which 7,500,000 shares of the Company's Class A common stock were offered and sold for the account of the Company at a price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds of approximately $91.1 million after payment of the underwriter's commission and deduction of offering expenses. The managing underwriters were Salomon Smith Barney Inc., CIBC World Markets Inc. and Lehman Brothers Inc.

   The Company incurred the following expenses in connection with the offering:

       Underwriter discounts and commissions....................... $ 7,245,000
       Other expenses..............................................   5,129,000
                                                                    -----------
         Total expenses............................................ $12,374,000
                                                                    ===========

   From August 4, 2000 to December 31, 2000, the Company used such net offering proceeds, in direct or indirect payments to others as follows:

       Cash equivalents............................................ $26,985,000
       Investment in short-term, interest bearing obligations......  20,633,000
       Investment in long-term, interest bearing obligations.......   1,514,000
       Repayment of outstanding indebtedness.......................  28,900,000
       Working capital.............................................  13,094,000
                                                                    -----------
                                                                    $91,126,000
                                                                    ===========

   Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

   In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. The Company made the mandatory prepayment of its term notes to Credit Suisse First Boston and also repaid all borrowings outstanding under its revolving credit facility. The total repayment including accrued interest was $28.9 million. In connection with the prepayment of its term notes, the Company wrote off deferred financing costs of $394,000, net of income taxes. This transaction was accounted for as an extraordinary loss on early extinguishment of debt.

   In September 2000, the Company used $2.5 million of the net proceeds from the initial public offering to pay a security deposit and $224,000 to prepay rent in connection with a new noncancellable operating lease. In addition, during August through December 2000, the Company used approximately $3.8 million to finance its operations and working capital requirements.

   On November 3, 2000, the Company issued a warrant to purchase 25,000 shares of its Class A common stock to the Baker Family Revocable Living Trust. The exercise price of this warrant is $14.0125 (subject to adjustment as set forth in the warrant) and the exercise period ends on December 1, 2005. The Company also granted The Baker Family Revocable Living Trust specified "piggyback" registration rights covering the shares issuable upon exercise of the warrant.

ITEM 6. SELECTED FINANCIAL DATA

   You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Western Multiplex's consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes appearing elsewhere in this proxy statement/prospectus. The statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1997 and 1998 are derived from audited financial statements not appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 are derived from the unaudited financial statements not appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

                                            Year ended December 31,
                                  ----------------------------------------------
                                     1996      1997    1998     1999      2000
                                  ----------- ------- -------  -------  --------
                                  (unaudited)
                                     (in thousands, except per share data)
Revenue.........................    $28,012   $32,108 $32,903  $44,750  $105,508
Cost of Revenue.................     12,270    16,039  17,703   22,470    50,466
                                    -------   ------- -------  -------  --------
 Gross Profit...................     15,742    16,069  15,200   22,280    55,042
Operating expenses:
 Research and development.......      2,692     4,099   4,866    5,925    12,379
 Sales and marketing............      3,799     4,709   5,105    6,154    16,180
 General and administrative.....      1,003     1,463   1,494    2,038     6,351
 Amortization of goodwill and
  intangible assets.............        735       733     731      737     2,382
 Amortization of deferred stock
  compensation..................         --        --      --       --     4,161
 Recapitalization costs.........         --        --      --    3,050        --
 Merger costs...................         --        --      --       --       185
                                    -------   ------- -------  -------  --------
 Total operating expenses.......      8,229    11,004  12,196   17,904    41,638
                                    -------   ------- -------  -------  --------
 Income from operations.........      7,513     5,065   3,004    4,376    13,404
Interest income (expense), net..        381     1,000     (24)    (368)       85
                                    -------   ------- -------  -------  --------
 Income before taxes............      7,894     6,065   2,980    4,008    13,489
Income tax provision............      1,950     2,577   1,145    2,831     6,800
                                    -------   ------- -------  -------  --------
 Income before extraordinary
  item..........................      5,944     3,488   1,835    1,177     6,689
Extraordinary loss on early
 extinguishment of debt, net of
 tax............................         --        --      --       --       394
                                    -------   ------- -------  -------  --------
 Net income.....................      5,944     3,488   1,835    1,177     6,295
                                    =======   ======= =======  =======  ========
 Basic earnings per share.......    $  0.07   $  0.04 $  0.02  $  0.02  $   0.13
                                    =======   ======= =======  =======  ========
 Diluted earnings per share.....    $  0.07   $  0.04 $  0.02  $  0.02  $   0.12
                                    =======   ======= =======  =======  ========
 Shares used to compute basic
  earnings per share............     80,000    80,000  80,000   73,000    47,045
                                    =======   ======= =======  =======  ========
 Shares used to compute diluted
  earnings per share............     80,000    80,000  80,000   73,000    52,081
                                    =======   ======= =======  =======  ========
                                                  December 31,
                                  ----------------------------------------------
                                     1996      1997    1998     1999      2000
                                  ----------- ------- -------  -------  --------
                                  (unaudited)
Balance Sheet Data:
Cash and cash equivalents.......    $ 2,384   $ 3,057 $ 1,377  $ 1,913  $ 31,094
Short-term investments..........         --        --      --       --    20,633
Working capital.................     11,416    10,266   9,835    4,481    84,684
Total assets....................     34,083    34,937  35,146   43,322   140,877
Long-term debt, less current
 portion........................         --        --      --   19,153        28
Total stockholders' equity......     34,597    31,845  30,719   11,006   122,024
Dividends per common share......    $    --   $  0.15 $    --  $    --  $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses and gross profit, need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Our Annual Report on Form 10-K and other Securities and Exchange Commission filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

   The following discussion should be read together with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

   We were founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, we changed our strategy, became a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, we introduced our Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on Western Multiplex's core technologies and the technology acquired through our purchase of Ubiquity Communication, Inc. in March 2000, we are currently developing point-to-multipoint systems that will enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub.

   On August 4, 2000, we completed our initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to us of approximately $91.1 million after payment of the underwriter's commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of our then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

   In August 2000, we used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. We made the mandatory prepayment of our term notes to Credit Suisse First Boston and also repaid all borrowings outstanding under the revolving credit facility. The total repayment including accrued interest was $28.9 million. In connection with the prepayment of our term notes, we wrote off deferred financing costs of $394,000, net of income taxes. This transaction was accounted for as an extraordinary loss on early extinguishment of debt.

   Revenue. We primarily generate revenue from the sale of our Lynx and Tsunami systems. We introduced the Tsunami product line at the end of the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. Our point-to-multipoint systems are still under development and we expect to begin offering these systems for sale as early as the fourth quarter of 2001. We also generate a small percentage of our revenues from the sale of services and parts and rentals of our systems. We recognize revenue from the sale of our systems and parts when all the following conditions are met: the system or part has been shipped, we have the right to invoice the customer, the collection of the receivable is probable, and we have no post-delivery obligations remaining. Revenue from services is recognized over the period for which the services are performed, which is less than one month. Revenue from product rentals is recognized over the period of the rental.

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

   In 2000, we sold our products to 422 customers in 38 countries. In 2000, international sales accounted for approximately 33% of our total sales. We expect international sales to increase in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

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

   Gross profit. Our gross profit is affected by both the average selling prices of our systems and our cost of revenue. Historically, decreases in our average selling prices has generally been offset by reductions in our per unit product cost. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset a reduction in our average selling prices.

   Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype development expenses, consultant fees and allocated overhead related to the design, development, testing and enhancement of our products and underlying technologies. We expense all research and development expenses as incurred. We expect to increase our research and development expenses as we continue to develop new products and improve our core technologies. In particular, we expect research and development expenses to increase in connection with our development of point-to-multipoint broadband wireless access systems.

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

   Stock option programs. We have implemented stock option programs for employees and members of the board of directors to attract and retain business and technical personnel. During the first year of 2000, we recorded deferred stock compensation for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees in all operating expense categories.

Acquisition of Ubiquity Communication, Inc.

   On March 24, 2000, we acquired Ubiquity Communication, Inc., located in Petaluma, California. Through the acquisition, we acquired technology that we planned to use to develop our point-to-multipoint systems. At the time of the acquisition, Ubiquity Communication had seven employees, including six engineers. In connection with our acquisition of Ubiquity Communication, we issued 692,772 shares of our Class A common stock to the former owners of Ubiquity Communication and reserved 137,727 shares of our Class A common stock for issuance upon the exercise of the Ubiquity Communication options we assumed. We believe the value of the consideration paid for the acquisition of Ubiquity Communication was $6.4 million. We accounted for the transaction using the purchase method of accounting. Accordingly, we have recorded purchased intangibles and goodwill of $6.8 million to be amortized over a three-year period. We intend to treat the acquisition of Ubiquity Communication as a tax-free reorganization.

Recapitalization

   On November 1, 1999, Ripplewood Partners, L.P. and affiliates acquired 94.6% of our capital stock from Glenayre Technologies, Inc. through a wholly owned subsidiary, WMC Holding Corp., in a transaction accounted for as a recapitalization. Prior to the recapitalization, we were an indirect wholly owned subsidiary of Glenayre Technologies, Inc., which had previously acquired us in 1995. As part of Glenayre's acquisition of us, Glenayre recognized $21.6 million of goodwill, amortized over a 30-year useful life. This goodwill amount is reflected on our historical financial statements. As of December 31, 2000, there was $17.4 million to be amortized over the remaining 24-year term.

   We intend to treat the recapitalization as an asset acquisition for federal income tax purposes. As a result, we recorded a deferred tax asset in the amount of $3.9 million which will offset future tax liabilities during the next 14 years, assuming that we have sufficient income to realize the full benefit of this deduction.

Subsequent Event--Acquisition of WirelessHome Corporation

   On March 23, 2001, we acquired WirelessHome Corporation, a Long Beach, California-based company. Through this acquisition, we acquired point-to-multipoint technology in the Beta phase that we will use to develop our point-to-multipoint systems. Because WirelessHome technology will replace Ubiquity in the development of our point-to-multipoint systems, we have decided to shut down our Ubiquity operations at the end of the first quarter of 2001. As a consequence, we will reassess the fair value of the assets acquired in Ubiquity acquisition for the purpose of identifying potential impairment and may record restructuring reserves.

Results of Operations

   The following table provides operations data as a percentage of revenue for the periods presented:

                                                             Year Ended
                                                            December 31,
                                                          -------------------
                                                          1998   1999   2000
                                                          -----  -----  -----
     Revenue............................................. 100.0% 100.0% 100.0%
     Cost of revenue.....................................  53.8   50.2   47.8
                                                          -----  -----  -----
     Gross profit........................................  46.2   49.8   52.2
     Operating expenses:
       Research and development..........................  14.8   13.2   11.7
       Sales and marketing...............................  15.6   13.8   15.3
       General and administrative........................   4.5    4.6    6.0
       Amortization of goodwill..........................   2.2    1.6    2.3
       Amortization of deferred stock compensation.......    --     --    4.0
       Recapitalization costs............................    --    6.8     --
       Merger costs......................................    --     --    0.2
                                                          -----  -----  -----
         Total operating expenses........................  37.1   40.0   39.5
                                                          -----  -----  -----
     Income from operations..............................   9.1    9.8   12.7
     Interest income (expense), net......................  (0.1)  (0.8)   0.1
                                                          -----  -----  -----
     Income before taxes.................................   9.0    9.0   12.8
     Income tax provision................................   3.4    6.4    6.4
                                                          -----  -----  -----
     Income before extraordinary item....................   5.6    2.6    6.4
     Loss on early extinguishment of debt, net of income
      tax benefit........................................    --     --    0.4
                                                          -----  -----  -----
     Net income..........................................   5.6%   2.6%   6.0%
                                                          =====  =====  =====

Comparison of Year Ended December 31, 1999 and 2000

   Revenue. Revenue increased 135.8% from $44.8 million for the year ended December 31, 1999 to $105.5 million for the year ended December 31, 2000. Revenue increased primarily due to a 130.8% increase in the volume of products shipped for the year ended December 31, 2000 as compared to the year ended December 31, 1999, combined with an increase of 2.7% in average selling price of our products for the year ended December 31, 2000 as compared to the year ended December 31, 1999. For the year ended December 31, 2000, Somera Communications, Inc., a distributor, and Avant Telecoms, Inc., a value-added reseller, accounted for 21.4% and 11.1%, respectively, of total revenue. No other customers accounted for more than 10% of total revenues in 2000. For the year ended December 31, 1999, Somera Communications, Inc. accounted for 19.2% of total revenue.

   Cost of revenue. Cost of revenue increased 124.6% from $22.5 million for the year ended December 31, 1999 to $50.5 million for the year ended December 31, 2000. As a percentage of revenue, cost of revenue decreased from 50.2% for the year ended December 31, 1999 to 47.8% for the year ended December 31, 2000. The increase in cost of revenue was primarily attributable to increased sales. The decrease in cost of revenue as a percentage of revenue from the year ended December 31, 1999 to 2000 was primarily due to lower costs of components and the sale of newly released products in 2000 with higher gross margins.

   Research and development. Research and development expenses increased 108.9% from $5.9 million for the year ended December 31, 1999 to $12.4 million for the year ended December 31, 2000. The increase in research and development expenses was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses decreased from 13.2% for the year ended December 31, 1999 to 11.7% for the year ended December 31, 2000.

   Sales and marketing. Sales and marketing expenses increased 162.9% from $6.2 million for the year ended December 31, 1999 to $16.2 million for the year ended December 31, 2000. The increase in sales and marketing expenses is primarily attributable to increased sales and marketing personnel, advertising, tradeshow, and public relations expenses. As a percentage of revenue, sales and marketing expenses increased from 13.8% for the year ended December 31, 1999 to 15.3% for the year ended December 31, 2000.

   General and administrative. General and administrative expenses increased 228.6% from $2.0 million for the year ended December 31, 1999 to $6.7 million for the year ended December 31, 2000. The increase in general and administrative expenses is primarily due to increased personnel and consulting expenses. As a percentage of revenue, general and administrative expenses increased from 4.6% for the year ended December 31, 1999 to 6.4% for the year ended December 31, 2000.

   Amortization of goodwill. Amortization of goodwill increased from $737,000 for the year ended December 31, 1999 to $2.4 million for the year ended December 31, 2000. The increase in amortization of goodwill is attributable to goodwill and other intangible assets related to the Ubiquity acquisition in March 2000.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation was $4.2 million for the year ended December 31, 2000 is a result of the sale of stock and issuance of options at prices deemed to be below fair market value.

   Merger costs. In the fourth quarter of 2000, we incurred $3.2 million of merger costs in connection with the aborted acquisition of Adaptive Broadband Corporation. Adaptive Broadband Corporation reimbursed to us $3.0 million. The additional $0.2 million was recorded in operating expenses.

   Interest expense. Interest expense increased from $368,000 for the year ended December 31, 1999 to $1.6 million for the year ended December 31, 2000. Interest expense for both fiscal years primarily relate to term loans and a revolving credit line we entered into in November 1999 as part of the recapitalization. In August 2000, we repaid all borrowings outstanding under this debt. Therefore, the increase in interest expense is primarily due to the fact that our borrowings outstanding were for a shorter period in 1999 than in 2000, and we had additional borrowings in 2000 against the revolving line of credit prior to repaying the debt.

   Interest income. Interest income increased from $0 for the year ended December 31, 1999 to $1.7 million for the year ended December 31, 2000. The increase in interest income is primarily due to the purchase of investments for the year ended December 31, 2000 resulting from net proceeds from our initial public offering in August 2000.

   Income tax provision. The income tax provision increased from $2.8 million for the year ended December 31, 1999 to $6.8 million for the year ended December 31, 2000. Our effective tax rate decreased from 70.6% for the year ended December 31, 1999 to 50.4% for the year ended December 31, 2000. The decrease in the effective tax rate is primarily due to recapitalization costs incurred during the year ended December 31, 1999 that were not tax deductible offset by increases in non-deductible expenses during the year ended December 31, 2000 arising from the amortization of deferred stock compensation and goodwill.

   Early extinguishment of debt. In August 2000, we used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. In connection with the prepayment of out term notes, we wrote off deferred financing costs of $394,000, net of income tax. This transaction was accounted for as an extraordinary loss.

Comparison of Year Ended December 31, 1998 and 1999

   Revenue. Revenue increased 36.0% from $32.9 million in 1998 to $44.8 million in 1999. This increase was primarily due to increased sales through distributors and value-added resellers. Revenue from sales outside of the United States and Canada also increased 107.3% from $5.1 million 1998 to $10.4 million in 1999. Revenue increased primarily due to a 58.8% increase in the volume of products shipped in 1999 as compared to 1998, even though the average selling price of our products decreased 13.1% in 1999 as compared to 1998. In 1999, Somera Communications Inc., one of our distributors, accounted for 19.2% of revenue. No other customer accounted for more than 10% of total revenue in 1998 or 1999.

   Cost of revenue. Cost of revenue increased 26.9% from $17.7 million in 1998 to $22.5 million in 1999. This increase in cost of revenue was primarily attributable to increased sales. As a percentage of revenue, cost of revenue decreased from 53.8% in 1998 to 50.2% in 1999, primarily due to lower cost of components and increased reliance on outsourced manufacturing, which has lower costs relative to our in-house manufacturing.

   Research and development. Research and development expenses increased 21.8% from $4.9 million in 1998 to $5.9 million in 1999. The increase in research and development expenses was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses decreased from 14.8% in 1998 to 13.2% in 1999.

   Sales and marketing. Sales and marketing expenses increased 20.5% from $5.1 million in 1998 to $6.2 million in 1999. The increase in sales and marketing expenses was attributable to increases in sales personnel of $963,000 and increased advertising, tradeshow and public relations expenses for our international sales and marketing activities of $405,000. Allocated expenses from Glenayre decreased from $485,000 in 1998 to $20,000 in 1999. As a percentage of revenue, sales and marketing expenses decreased from 15.6% in 1998 to 13.8% in 1999.

   General and administrative. General and administrative expenses increased 36.4% from $1.5 million in 1998 to $2.0 million in 1999. The increase in general and administrative expenses was primarily attributable to increased information systems personnel of $224,000, audit fees of $100,000 and the $115,000 fee paid to Ripplewood for management and administrative services. As a percentage of revenue, general and administrative expenses increased from 4.5% in 1998 to 4.6% in 1999.

   Recapitalization costs. We incurred $3.1 million of recapitalization costs associated with the recapitalization transaction in November 1999.

   Interest expense. Interest expense increased from $24,000 in 1998 to $368,000 in 1999. This increase in expense was primarily related to term loans and a revolving credit line we entered into in November 1999 as part of the recapitalization.

   Income tax provision. The income tax provision increased from $1.1 million in 1998 to $2.8 million in 1999. Our effective tax rate increased from 38.4% in 1998 to 70.6% in 1999. The effective tax rate increase was primarily due to the expenses we incurred as part of the recapitalization, which are not tax deductible.

Liquidity and Capital Resources

   As discussed in the Overview above, we had net proceeds of approximately $91.1 million from the initial public offering and in August 2000 used $28.9 million of the net proceeds to repay outstanding indebtedness under our term notes along with the outstanding borrowings under our revolving credit facility. In September 2000, we used $2.5 million of the net proceeds to pay a security deposit and $224,000 to prepay rent in connection with a new noncancellable operating lease.

   As of the date of this Form 10-K, we have not allocated the remaining net proceeds of the offering for specific uses. We expect to use the remainder of the net proceeds of the offering primarily for general corporate purposes, including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. We may also use a portion of the net proceeds to acquire complementary businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. However, with the exception of the acquisition of WirelessHome Corporation completed on March 22, 2001, we have no specific plans, agreements or commitments.

   We have not identified the specific use of the remainder of the net proceeds due to the flexible nature of our planning process. The amounts that we actually expend for general corporate and other purposes will vary significantly depending on a number of factors, including future sales growth and the amount of cash we generate from operations, if any. Pending the use of the proceeds described above, we will continue to invest the remainder of the net proceeds in short-term, interest-bearing, investment-grade securities.

   Prior to our initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing.

   Cash and cash equivalents increased by $500,000 from $1.4 million at December 31, 1998 to $1.9 million at December 31, 1999 and increased by $29.2 million from $1.9 million at December 31, 1999 to $31.1 million at December 31, 2000. Operating activities generated $1.9 million in cash in 1998, $6.4 million in 1999, and consumed $13.1 million in 2000.

   Depreciation decreased from $678,000 in 1998 to $555,000 in 1999. Depreciation increased from $555,000 in 1999 to $1.1 million in 2000. Fixed assets are recorded at cost and depreciated over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of their useful life or the life of the lease.

   Net cash used in investing activities increased 84.8% from $659,000 in 1998 to $1.2 million in 1999. Net cash used in investing activities increased from $1.2 million in 1999 to $27.4 million in 2000 due to increases in capital spending of $3.8 million, increases in investments of $23.7 million as a result of net proceeds from the initial public offering in August 2000, and an issuance of a standby letter of credit of $1.5 million.

   Net cash used in financing activities was $3.0 million and $4.6 million, respectively, in 1998 and 1999. In 1998, the $3.0 million used in financing activities represents distributions to Glenayre. In 1999, the $4.6 million used in financing activities primarily represents distributions to Glenayre of $3.8 million and, $3.1 million in recapitalization costs offset by $2 million in borrowings on our line of credit. For the year ended December 31, 2000, net cash provided by financing activities was $69.7 million, resulting from net proceeds from issuance of shares of $93.0 million and exercise of warrants of $2.2 million offset by repayment of debt of $24.4 million and issuance of stock subscription loans to employees of $1.1 million.

   We believe that our existing cash and cash equivalents and our available borrowings will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. We intend to invest any cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Our future capital requirements will depend upon many factors, including management of working capital, the success of marketing, sales and distribution efforts, the timing of research and product development efforts and expansion of our marketing efforts.

Quarterly Results Of Operations

   The following table presents our operating results for each of the eight quarters in the period ending December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Historical operating results are not necessarily indicative of the results that may be expected for any future period.

                          1999 Q1  1999 Q2 1999 Q3 1999 Q4  2000 Q1  2000 Q2  2000 Q3 2000 Q4
                          -------  ------- ------- -------  -------  -------  ------- -------
                                                    (unaudited)
                                                  (in thousands)
Income Statement
Revenue.................  $ 8,710  $ 8,588 $11,835 $15,617  $17,020  $20,944  $29,909 $37,635
Cost of revenue.........    5,015    4,437   5,376   7,642    7,725    9,340   14,775  18,626
                          -------  ------- ------- -------  -------  -------  ------- -------
Gross profit............    3,695    4,151   6,459   7,975    9,295   11,604   15,134  19,009
                          -------  ------- ------- -------  -------  -------  ------- -------
Operating expenses:
 Research and
  development...........    1,221    1,407   1,703   1,594    1,941    2,828    3,298   4,312
 Sales and marketing....    1,274    1,336   1,478   2,066    2,549    3,202    4,767   5,662
 General and
  administrative........      438      454     498     648    1,089    1,463    1,373   2,426
 Amortization of
  goodwill..............      180      182     186     189      187      751      722     722
 Amortization of
  deferred stock
  compensation..........       --       --      --      --      886    1,082    1,118   1,075
 Recapitalization
  costs.................       --       --      --   3,050       --       --       --      --
 Merger costs...........       --       --      --      --       --       --       --     185
                          -------  ------- ------- -------  -------  -------  ------- -------
 Total operating
  expenses..............    3,113    3,379   3,865   7,547    6,652    9,326   11,278  14,382
                          -------  ------- ------- -------  -------  -------  ------- -------
Income from operations..      582      772   2,594     428    2,643    2,278    3,856   4,627
Interest income
 (expense), net.........       (1)       1      --    (368)    (597)    (627)     258   1,051
Income before taxes.....      581      773   2,594      60    2,046    1,651    4,114   5,678
Income tax provision....      222      292   1,121   1,196    1,283    1,100    2,030   2,387
                          -------  ------- ------- -------  -------  -------  ------- -------
Income (loss) before
 extraordinary item.....      359      481   1,473  (1,136)     763      551    2,084   3,291
Loss on early
 extinguishment of debt,
 net of income tax
 benefit of $241........       --       --      --      --       --       --      394      --
                          -------  ------- ------- -------  -------  -------  ------- -------
Net income (loss).......  $   359  $   481 $ 1,473 $(1,136) $   763  $   551  $ 1,690 $ 3,291
                          =======  ======= ======= =======  =======  =======  ======= =======
Basic and diluted
 earnings per share.....  $    --  $  0.01 $  0.02 $ (0.02) $  0.02  $  0.01  $  0.03 $  0.06
                          =======  ======= ======= =======  =======  =======  ======= =======
Shares used to compute
 basic earnings per
 share..................   80,000   80,000  80,000  52,000   39,134   42,709   49,707  55,533
                          =======  ======= ======= =======  =======  =======  ======= =======
Shares used to compute
 diluted earnings per
 share..................   80,000   80,000  80,000  52,000   46,209   50,798   54,947  58,161
                          =======  ======= ======= =======  =======  =======  ======= =======

   Our quarterly revenue and income from operations results have varied and are likely to continue to fluctuate significantly from quarter to quarter.

   Our quarterly results may fluctuate for many reasons, including the following:

  . seasonal factors that may affect capital spending by customers;

  . the timing of sales of its products;

  . the mix of products sold because its products generate different gross margins;

  . our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

  . our ability to obtain sufficient supplies of components for our products for which our contract manufacturers have a sole supply source or require a long lead time to produce;

  . cost pressures from shortages of skilled technical, sales and marketing employees, increased product development and other factors;

  . a failure to achieve cost reductions;

  . a decrease in the average selling prices of our products;

  . delays in deliveries to distributors, value-added resellers and other customers; and

  . manufacturing capacity constraints, which affect our ability to fulfill orders.

   We have experienced disruptions in our operations from some of the factors listed above and may experience them again. In addition, we are dependent on decisions by service providers, businesses and other enterprises to build wireless networks. These decisions are in turn dependent upon the success and expected demand for the services offered by those service providers, businesses and other enterprises.

   We plan to increase significantly our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new relationships with distributors and value-added resellers. We also plan to expand our general and administrative functions to address the increasing size of our business and the increasing reporting and other administrative demands that will result from being a separately traded public company. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed in the short term. As a result, any delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

   Due to the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not have any derivative instruments or hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

   In December 1999, the Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current accounting policies are in accordance with SAB No. 101.

   In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB No. 25. FASB Interpretation No. 44 was effective July 1, 2000. FASB Interpretation No. 44 clarifies the application of APB No. 25 for various issues, including:

  . the definition of an employee;

  . the criteria for determining whether a plan qualifies as a non-compensatory plan;

  . the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

  . the accounting for an exchange of stock compensation awards in a business combination.

   The adoption of FASB Interpretation No. 44 did not have a material impact on our financial position or the results of our operations.

Seasonality

   Historically, our revenues have been stronger in the last two quarters of the fiscal year. This shift may primarily be attributed to the budgetary constraints of the customers in our industry and weather conditions that make an outdoor installation more difficult during the winter. However, going forward, we believe the impact of seasonal fluctuations on our business will decrease because demand for our products is increasing at a rate that outpaces any budget restrictions our customers may have. Moreover, our expansion into international markets may minimize the impact that weather conditions may have on our overall sales.

RISK FACTORS

Risks Related to Our Business

Our current operating results depend on the sale of our point-to-point Lynx and Tsunami systems and, if market demand for these products declines or these products become obsolete, we may not be able to continue operating our business.

   We currently derive substantially all of our revenue from our Lynx and Tsunami systems and we expect that this will continue for the near future. If the market demand for our Lynx and Tsunami systems declines and we fail to market or develop any new or enhanced products in a timely and cost-effective manner, we may not be able to continue operating our business. If the prices of existing broadband access solutions, including wire line technologies, continue to decline, demand for our products is likely to decrease. In addition, the introduction of new products or alternative technologies by our competitors, many of whom have more extensive research and development capabilities than we do, could render our products obsolete. As a result, we may not be able to generate revenue and continue our operations.

If we do not complete development of our point-to-multipoint systems on a timely basis, we may not be able to compete effectively in the broadband wireless access market.

   We believe our future prospects are dependent on our ability to successfully enter the point-to-multipoint market. If we are unable to develop or acquire products for our point-to-multipoint systems and introduce them on a timely basis, it will be difficult for us to compete successfully in the broadband wireless access market. Historically, our operations have focused on the point-to-point segment of the broadband wireless access market. In an effort to remain competitive and grow our business, we have recently decided to enter the point-to-multipoint segment of the market. Through our acquisition of WirelessHome Corporation we acquired point-to-multipoint technology that we intend to use in our point-to-multipoint systems. However, we may not be able to successfully develop point-to-multipoint products using this acquired technology, and we may be unable to market competitive point-to-multipoint products on a timely basis. Any delay in our schedule to introduce our point-to-multipoint products could significantly harm our future prospects and competitive position because some of our competitors are selling point-to-multipoint broadband wireless access systems already, and there is often an advantage to companies that are among the first to introduce new products. If we are unable to introduce our point-to-multipoint systems on a timely basis or our systems are not competitive, it may be difficult for us to attract new customers.

Because historically we have sold our products primarily in the United States, we may not successfully expand our international sales, and if we are not successful internationally, our competitive position and profitability may decline.

   One of our strategies is to expand our international sales. Historically, we have primarily sold our products in the United States. In 2000, international sales accounted for only approximately 33% of our total sales.

Many of our competitors have more experience in international sales, and we will have new competitors in the countries we seek to sell our products. Our failure to successfully manage our expansion internationally could lead to delays in sales and delivery of our products, unanticipated costs and the diversion of management attention and resources from our U.S. sales, which could cause our U.S. business and profitability to decline. To successfully expand international sales, we must expand our international operations, recruit additional international sales and support personnel and expand our relationships with international distributors and value-added resellers. We also must comply with additional regulatory requirements with which we do not have experience. This expansion will require significant management attention and financial resources. We also expect that it will be more difficult to manage geographically dispersed operations. We may incur these additional costs and add these management burdens without successfully expanding our sales. This failure would cause our profitability to decline.

If we are unable to develop products that comply with a wide range of regulatory standards, we could lose sales.

   Many countries require communications equipment used in their country to comply with specific regulations, including safety regulations and radio frequency allocation schemes and standards. Failure of our products to comply, or delays in compliance, with the various U.S. and foreign government regulations and standards could delay the introduction or hinder the sale of our products. Changes in current regulations may require us to modify our products and, in some instances, may require us to conform previously installed equipment to new standards. In addition, if compliance with regulatory standards in new foreign markets proves to be more expensive or time consuming than we anticipate, we may experience delays in filling orders and our customers may cancel their orders or be deterred from placing orders with us in the future. As a result, we could lose sales.

   Some countries have not yet completed their radio frequency allocation process, and we therefore do not know the standards with which we will need to comply in order to sell our products in those markets. Because we plan to increase our international sales in the future, either directly through our sales force or indirectly as our current customers enter new markets, it will become increasingly important for us to develop and modify our products to comply with the various regulations of each of the countries in which we sell or plan to sell our products. We may not have experience with the regulatory requirements of these new markets and, as a result, may encounter delays in adapting our products to comply with the frequency requirements and other regulatory requirements that exist in those markets.

Because we depend on single source and limited source suppliers for key components that are difficult to manufacture, and because we do not have contracts with these suppliers, we could experience disruptions in supply that could delay or decrease our revenue.

   We and our contract manufacturers depend on single or limited source suppliers for several key components used in our products. Any disruptions in the supply of these components could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We do not have any contracts with our suppliers. If, for any reason, a supplier fails to meet our quality and quantity requirements or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product image problems. Because the components with sole or limited sources are key components that are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, it is difficult to make long term forecasts of our product needs. As a result, we could experience shortages in supply.

We depend on three manufacturers to produce our products. If these manufacturers are unable to fill our orders on a timely basis, we may not be able to deliver our products to meet customer orders and our revenue may be delayed or decreased.

   If any of the three manufacturers that produce our products terminates its relationship with us or is unable to fill our orders on a timely basis, we may not be able to deliver our products to meet our customers' orders. As a result, our revenue may be delayed or decreased. We have only recently entered into relationships with two of our three manufacturers, and we do not have contracts with any of them. Our reliance on these manufacturers involves a number of potential difficulties, including:

  . their inability to develop high-speed testing and manufacturing methods appropriate for our products;

  . their lack of willingness to devote adequate capacity to produce our products;

  . their inability to maintain continuing relationships with suppliers of our components; and

  . the reduction of our control over delivery schedules and manufacturing costs.

   To the extent any of these difficulties materialize, we could experience an interruption in supply, which could delay or decrease our revenue.

The average selling prices of our products have been declining, and we may be unable to achieve the manufacturing cost reductions and improvements required in order to remain profitable.

   The average selling prices of our products have been declining in recent years. If we do not reduce our production costs and other expenses, we may not be able to offset this continuing decline and remain profitable. We also must continue to develop and introduce on a timely basis new systems that can be sold at higher average selling prices. Failure to develop these new systems will cause our revenue and gross profits to decline.

   We expect that our average selling prices will continue to decrease because one of our strategies is to increase the percentage of our domestic and international sales being made through distributors and value-added resellers, which involve lower prices than our direct sales. This risk from declining average selling prices may intensify because we also expect that market conditions, particularly falling prices for competing broadband solutions, will force us to reduce our prices over time. Under some circumstances, we may be forced to reduce our prices even if it causes us to decrease our gross profit or take a loss on our products. We may also be unable to reduce sufficiently the cost of our products to enable them to compete with other broadband access technologies with lower product costs. In order to remain competitive, we need to design our products so that they can be manufactured with low-cost, automated manufacturing, assembly and testing techniques. We cannot assure you that we will be successful in designing our products to allow our contract manufacturers to use these low-cost, automated techniques. In addition, any redesign may fail to result in sufficient cost reductions to allow us to significantly reduce the price of our products or prevent our gross profit from declining as our prices decline.

Because our quarterly revenue and operating results are likely to vary significantly in future periods, our stock price may decline.

   Our quarterly revenue and income from operations have varied and are likely to continue to fluctuate significantly from quarter to quarter because of the nature of our sales and planned product development. For the last eight quarters, our quarterly revenue varied from $8.7 million to $37.6 million. If our quarterly revenue or income from operations falls below the expectations of securities analysts or investors, the price of our common stock could fall substantially. For example, we experience seasonal fluctuations in revenue caused by the decline in the installation of wireless products that generally occurs in the first quarter of each year because of adverse weather conditions that may not affect the deployment of other technologies. In addition, our revenues tend to be lower in the first two quarters of the year due to constraints on our customers' capital spending budgets during that period. Further, because we plan on developing more products with high speed transmission, which products generate different gross margins than the lower speed transmission products we have sold historically, we expect to continue to experience quarterly revenue fluctuations as a result of changes in our product mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Selected Quarterly Results of Operations" for a discussion of the other factors that may cause our quarterly revenue and operating results to vary.

Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detected only after deployment in complex networks and which, if detected, could harm our reputation and result in a decrease in our revenue.

   Our current and planned products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after our products have been deployed. The occurrence of any defects or errors in our products could result in: failure to achieve market acceptance and loss of market share, cancellation of orders, increased service and warranty costs, diversion of resources, legal actions by our customers and end-users, increased insurance costs and other losses to us or to end-users.

   End-users have discovered errors in our products in the past and may discover errors in our products in the future. For example, we have experienced several software revisions in the network management system of our Lynx licensed radios as a result of incompatibility with our customers' existing network management systems. Because customers often delay deployment of a full system until our products have been tested by them and any defects corrected, these software revisions caused delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time.

Because our future success will depend in part on our ability to protect our intellectual property rights, our inability to enforce these rights could cause us to lose sales and any competitive advantage we have.

   We generally do not seek patent protection for our technology in the United States or abroad, and we do not have any international patents or international pending patents. Our competitors may have already applied for patents that, once issued, will prevail over our intellectual property rights or otherwise limit our ability to sell our products in the United States or abroad. In addition,we have not yet secured trademarks that cover our product brand names. Our failure to secure registrations for our pending U.S. patent and trademark applications, or any foreign applications we may decide to file in the future, may limit our ability to remain competitive.

   Because a significant portion of our proprietary technology consists of specialized knowledge and technical expertise, violations by others of our confidentiality or non-disclosure agreements or the loss of employees who have this knowledge and expertise could harm our competitive position and cause our revenue and operating results to decline. If any party to these agreements violates his or her agreement with us and discloses our proprietary technology to a third party, we may not be able to prevent the third party from using this information. In addition, employees may choose to leave our company before transferring their knowledge and expertise to our other employees.

Because our strategy is to focus on multiple geographic and product segment markets at the same time, we may place a strain on our resources, which could cause disruptions in our operations and cause our profits to decrease.

   Our strategy involves simultaneously using our resources to expand sales internationally, to move into the fiber extension, campus and last mile access market segments, which segments we historically have not had extensive experience with, and to develop point-to-multipoint products, which we have not historically developed or sold. This multi-pronged strategy will place a significant strain on our management, technological, administrative, manufacturing and financial resources and involves increased expenses for, among other things, new personnel, additional office space and associated administrative activities. Some of our competitors focus solely on one or two market segments or on narrow geographic areas. Our competitors that focus on multiple market segments or a broad geographic area generally have more financial resources and experience than we do. If our sales do not correspondingly increase with the increases in our expenses and the use of our other resources, our profits may decline. The additional strain on our resources may also disrupt our operations.

   Our current and planned expansion may be inadequate to support our future operations. From December 1999 through December 2000, we have hired approximately 205 employees and plan to continue hiring new employees to implement our business strategy. As we continue to grow our business, we will need to find additional facilities for expanding our manufacturing facilities and office space. Office space and other facilities are expensive and difficult to find in Northern California, where we currently operate. We may experience difficulties finding suitable locations and these facilities may only be available at a significant additional expense.

We currently derive a substantial portion of our revenue from a limited number of distributors. A decrease or loss in business from any of them may cause a significant delay or decline in our revenue and could harm our reputation.

   We generate a significant amount of revenue from three distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay our recognition of revenue, harm our reputation in the industry or reduce our ability to accurately predict cash flow. For the year ended December 31, 2000, approximately 34% of our revenue was derived from these three distributors, and approximately 21% of our revenue was derived from one of these distributors. We do not have long-term contracts with any of these distributors. Accordingly, unless and until we diversify and expand our customer base, our future success will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors.

If our current distributors and value-added resellers terminate their relationships with us or do not aggressively market our products, and we cannot identify appropriate replacements, our revenue will decline.

   If our current distributors and value-added resellers terminate their relationships with us or elect to market alternative broadband access solutions or the products of our competitors more aggressively than our products, our revenue will decline. We have no agreements for minimum purchase commitments from our distributors or value-added resellers, and our relationships with most of them are non-exclusive. Many of our distributors also market alternative broadband access solutions or a competitor's similar products. We cannot control the amount and timing of resources that our distributors and value-added resellers devote to our products. In the event of any problem with our current distributors and value-added resellers, we may not be able to find a replacement with the appropriate customer base for our products or that will be willing to enter into a relationship with us on terms acceptable to us. If and to the extent we experience an increase in the future in the percentage of our sales made as a result of our relationships with systems integrators, we will face the same risks with them as described for distributors and value-added resellers.

Because we have stated that one of our strategies is to expand through acquisitions, if we fail to make acquisitions or if acquired companies are not fully integrated with ours or fail to perform as expected, our stock price and our profits may decline.

   One component of our business strategy is to expand our presence in new and existing markets by acquiring additional businesses that would complement our current products, enhance our technological capabilities or offer growth opportunities. We may not identify or complete these acquisitions in a timely manner, on a cost effective basis or at all. If we do not make acquisitions, our stock price may decline because we may fail to satisfy investor expectations. We have limited experience in acquisition activities and may have to devote substantial management time and resources in order to identify acquisition opportunities, which may not be successful, or if successful, to complete acquisitions and integrate them into our existing operations. The diversion of our management's attention and resources from our existing business may cause our profitability to decline if the acquisitions are not consummated or prove to be unsuccessful.

Risks Related to Our Industry

Our revenue may decline and our profitability may be threatened if the demand for wireless services in general and broadband wireless access systems in particular does not continue to grow.

   Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some of our competitors such as Cisco and Nortel, we do not offer products using technologies other than wireless. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, broadband wireless access solutions are unproven in the marketplace and some of the technologies, such as wireless point-to-multipoint technology, in which we are currently investing substantial capital, have only been commercially introduced in the last few years. If broadband wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to sustain profitability. We have listed below, in order of importance, the factors that we believe are key to the success or failure of broadband wireless access technology:

  . its reliability and security and the perception by end-users of its reliability and security;

  . its capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video;

  . the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates;

  . its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve;

  . its suitability for a sufficient number of geographic regions; and

  . the availability of sufficient site locations for network service providers to install products at commercially reasonable rates.

   We have experienced the effects of many of the factors listed above in our interactions with customers selecting wireless versus wire line technology. For example, because of the frequency with which individuals using cellular phones experience fading or a loss of signal, customers often hold the perception that all broadband wireless technologies will have the same reliability constraints even though the wireless technology we use does not have the same problems as cellular phones. In some geographic areas, because of adverse weather conditions that affect wireless transmissions, but not wire line technologies, we are not able to sell our products as successfully as our competitors with wire line technology. In addition, future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks.

   We also may lose customers to different types of wireless technologies. For example, we have only a limited offering of products that operate in licensed radio spectrums. Some customers, however, may want to operate in licensed radio spectrums because they sometimes offer less interference than license free radio spectrums or have other advantages.

If we do not develop new products and new product features that keep pace with technological advances and respond to customer requirements in a timely manner, customers may not buy our products.

   Our revenue is derived primarily from sales of our various product lines, and we expect that revenue from product sales will continue to be our primary revenue source. If we do not develop new products or enhancements on a timely basis, or if any of our new products or product features do not achieve market acceptance, customers may not purchase our products. A number of factors, including design or manufacturing difficulties, could delay or prevent us from developing, introducing or marketing new products or enhancements. In addition, our competitors may introduce new products before we do and achieve a competitive advantage by being among the first in our markets. Because the enhancement or development of our products may be costly, our operating results could suffer as we make the necessary improvements to our products. We have experienced and may in the future experience delays in our product development, introduction and marketing, any of which could result in a loss of revenue.

Broadband wireless access solutions have some disadvantages and limitations as compared to other alternative broadband access solutions that may prevent widespread adoption, which could hurt our profitability and prospects.

   Broadband wireless access solutions, including point-to-point and point-to-multipoint systems, compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our point-to-point and point-to-multipoint solutions fails to develop or develops more slowly than we expect due to this competition, our sales opportunities and profitability will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than point-to-point and point-to-multipoint broadband wireless access technologies. Moreover, current point-to-point and point-to-multipoint broadband wireless access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas, including the need for line-of-sight installation and, in the case of operating frequencies above 11 GHz, reduced communication distance in bad weather.

   We expect point-to-point and point-to-multipoint broadband wireless access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in broadband wireless access solutions.

The broadband wireless access industry is intensely competitive, and our failure to compete effectively could hurt our sales and reduce our margins.

   We expect to face increasing competitive pressures from both current and future competitors in the markets we serve, which could hurt our sales and reduce our profitability if we are forced to reduce our prices in order to remain competitive. The market for broadband wireless access equipment in general and the markets for point-to-point and point-to-multipoint technologies in particular are rapidly evolving and highly competitive. A number of companies already have begun selling point-to-multipoint products and may have a competitive advantage over us because there is often a significant advantage to being among the first to market. Several large telecommunications equipment suppliers, including Alcatel, Cisco Systems, Inc., Ericsson Business Networks AB, Lucent Technologies Inc. and Nortel Networks Corporation, as well as a number of smaller companies, including Adaptive Broadband Corp., P-Com, Inc., Proxim Inc., Netro Corporation and Wi-LAN Inc., have developed or are developing products that compete with one or more of our products. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. These competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share. This would make it more difficult for us to increase our customer base without significantly decreasing our product prices.

Because many of our service provider customers that use broadband wireless access technologies are emerging companies with unproven business models, they may fail, which would cause our revenues to decline.

   Many of our new service provider customers are emerging companies with limited access to capital, few customers and developing networks. If these service providers fail, our revenues will decline. Because the broadband wireless access market is intensely competitive, service providers typically are forced to reduce their monthly access charges to attract and retain end-users. Any reduction in monthly access charges decreases the amount of capital available for service providers to invest in additional broadband wireless infrastructure. As a result, these service providers may become under-capitalized and may not be able to remain in business for a substantial period of time.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

   Competition for personnel in our industry and in Northern California where we are located is intense, and we may not be successful in attracting and retaining qualified personnel. We depend on the continued services of our executive officers and other key personnel. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively. There are only a limited number of people in the job market with the requisite skills, particularly people with radio frequency technology expertise. We may not be able to hire or retain qualified personnel if we are unable to offer competitive salaries and benefits in the Northern California labor market. In addition, as a public company, we may find it more difficult to attract personnel and we may have to increase compensation. We are also dependent on the continued contributions of our principal sales, engineering and management personnel, many of whom would be difficult to replace.

If our broadband wireless products malfunction due to radio interference or adverse weather conditions, our sales may decline and our reputation could be damaged.

   If multiple wireless systems are operating concurrently with our products in service areas with heavy traffic, the radio frequencies on which our products operate could become saturated, resulting in signal interference. This interference could cause the quality or availability of our customers' transmissions to decrease or could cause our products to fail, which would lead to:

  . service delays and interruptions;

  . a loss or delay in market acceptance and sales of our products;

  . cancellation of orders;

  . diversion of development resources;

  . injury to our reputation; and

  . increased maintenance and warranty costs.

Interference caused by severe weather conditions could cause similar failures. The ability of our products to provide our customers with high quality and reliable transmissions at all times and under a variety of adverse conditions is key to our success.

Line-of-sight restrictions inherent in broadband wireless access products may limit deployment and could have an adverse effect on our sales.

   Broadband wireless access products require a direct line-of-sight, which may limit the ability of service providers to deploy them in a cost-effective manner and could harm our sales. Because of line-of-sight limitations, service providers often install broadband wireless access equipment on the rooftops of buildings and on other tall structures. Before undertaking these installations, service providers must generally secure roof rights from the owners of each building or other structure on which the equipment is to be installed. The inability to easily and cost-effectively obtain roof rights may deter customers from choosing to install broadband wireless access equipment, which could have an adverse effect on our sales.

Risks Related to Our Common Stock

Our stock price may be volatile.

   Since the completion of our initial public offering on August 4, 2000, our stock price has experienced significant volatility. We expect that the market price of our common stock also will fluctuate in the future in response to many of the risk factors listed in this section. These fluctuations may be exaggerated if the trading volume of our common stock is low.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We do not believe our exposure to market and credit risk to be material.

   Currently, all sales to international customers are denominated in U.S. dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks other than the risk that conversion to U.S. dollars at a high cost may cause some customers to search for a lower priced competitive product.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................  36

Consolidated Balance Sheets.................................................  37

Consolidated Income Statements..............................................  38

Consolidated Statements of Stockholders' Equity.............................  39

Consolidated Statements of Cash Flows.......................................  40

Notes to Consolidated Financial Statements..................................  41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Western Multiplex Corporation:

   We have audited the accompanying consolidated balance sheets of Western Multiplex Corporation (a Delaware corporation, formerly known as Glenayre Western Multiplex) and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Multiplex Corporation and subsidiary as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

San Jose, California
January 23, 2001

                         WESTERN MULTIPLEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1999 and 2000
                (Dollars in thousands, except per share amounts)

                                                             December 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  1,913  $ 31,094
  Short-term investments..................................       --    20,633
  Accounts receivable, net of allowances of $339 and $444,
   respectively...........................................    8,830    34,292
  Inventory...............................................    5,543    10,949
  Prepaid expenses and other..............................      301     4,970
  Deferred tax assets.....................................    1,057     1,573
                                                           --------  --------
    Total current assets..................................   17,644   103,511
Long-term investments and other...........................       --     3,014
Equipment and leasehold improvements, net.................    2,496     5,381
Deferred tax assets.......................................    3,882     3,565
Deferred financing costs..................................      748        --
Other long-term assets....................................       --     2,500
Goodwill and other intangible assets, net of accumulated
 amortization of $3,438 and $5,820, respectively..........   18,552    22,906
                                                           --------  --------
    Total assets.......................................... $ 43,322  $140,877
                                                           ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit................................ $  2,000  $     --
  Long-term debt--current portion.........................    2,847        --
  Accounts payable........................................    3,059    10,208
  Accrued liabilities.....................................    3,848     8,582
  Payable to parent company...............................    1,409        35
                                                           --------  --------
    Total current liabilities.............................   13,163    18,825
Long-term debt............................................   19,153        28
                                                           --------  --------
    Total liabilities.....................................   32,316    18,853
                                                           --------  --------
Commitments and contingencies (Note 6)

Stockholders' equity:
  Common stock, Class A, par value $.01; authorized
   100,000,000, none issued at December 31, 1999 and
   55,569,419 issued and outstanding at December 31,
   2000...................................................       --       975
  Common stock, Class B, par value $.01; authorized
   100,000,000, 80,000,000 issued; 38,000,000 and none
   outstanding at December 31, 1999 and 2000,
   respectively...........................................      800        --
  Paid-in capital.........................................   31,433   141,341
  Treasury stock..........................................  (21,000)  (21,000)
  Deferred stock compensation.............................       --    (4,310)
  Other comprehensive income..............................       --        12
  Retained earnings (deficit).............................     (227)    6,068
  Less: Employee stock subscription receivable............       --    (1,062)
                                                           --------  --------
    Total stockholders' equity............................   11,006   122,024
                                                           --------  --------
    Total liabilities and stockholders' equity............ $ 43,322  $140,877
                                                           ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

                         CONSOLIDATED INCOME STATEMENTS

              For the Years Ended December 31, 1998, 1999 and 2000
                (Dollars in thousands, except per share amounts)

                                               Year Ended December 31,
                                           ----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  ----------
Revenue................................... $   32,903  $   44,750  $  105,508
Cost of revenue...........................     17,703      22,470      50,466
                                           ----------  ----------  ----------
    Gross profit..........................     15,200      22,280      55,042
                                           ----------  ----------  ----------
Operating expenses:
  Research and development................      4,866       5,925      12,379
  Sales and marketing.....................      5,105       6,154      16,180
  General and administrative..............      1,494       2,038       6,351
  Amortization of goodwill................        731         737       2,382
  Amortization of deferred stock
   compensation (*).......................         --          --       4,161
  Recapitalization costs..................         --       3,050          --
  Merger costs, net of reimbursements.....         --          --         185
                                           ----------  ----------  ----------
    Total operating expenses..............     12,196      17,904      41,638
                                           ----------  ----------  ----------
    Income from operations................      3,004       4,376      13,404
Interest expense..........................        (24)       (368)     (1,584)
Interest income...........................                              1,669
                                           ----------  ----------  ----------
    Income before taxes...................      2,980       4,008      13,489
Income tax provision......................      1,145       2,831       6,800
                                           ----------  ----------  ----------
    Income before extraordinary item......      1,835       1,177       6,689
Loss on early extinguishment of debt, net
 of income tax benefit of $241............         --          --         394
                                           ----------  ----------  ----------
    Net income............................ $    1,835  $    1,177  $    6,295
                                           ==========  ==========  ==========
Basic earnings per share.................. $     0.02  $     0.02  $     0.13
                                           ==========  ==========  ==========
Diluted earnings per share................ $     0.02  $     0.02  $     0.12
                                           ==========  ==========  ==========
Shares used to compute basic earnings per
 share.................................... 80,000,000  73,000,000  47,044,568
                                           ==========  ==========  ==========
Shares used to compute diluted earnings
 per share................................ 80,000,000  73,000,000  52,080,734
                                           ==========  ==========  ==========

- --------

(*) Amortization of deferred stock compensation has been excluded from the following expenses:
  Cost of revenue...................................................... $   67
  Research and development.............................................  2,000
  Sales and marketing..................................................    981
  General and administrative...........................................  1,113

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1998, 1999 and 2000
               (Dollars in thousands, except per share amounts)

                                             Common Stock                  Treasury Stock         Treasury Stock
                                 -------------------------------------  ---------------------  ---------------------  Additional
                                  Class A            Class B              Class A                Class B               Paid-in
                                   Shares   Amount   Shares     Amount    Shares      Amount     Shares      Amount    Capital
                                 ---------- ------ -----------  ------  -----------  --------  -----------  --------  ----------
 Balance as of
 December 31,
 1997............                        --  $ --   80,000,000  $ 800            --  $     --           --  $     --   $ 32,443
 Net income......                        --    --           --     --            --        --           --        --         --
 Net cash
 transfers to
 Glenayre........                        --    --           --     --            --        --           --        --         --
                                 ----------  ----  -----------  -----   -----------  --------  -----------  --------   --------
 Balance as of
 December 31,
 1998............                        --    --   80,000,000    800            --        --           --        --     32,443
 Net income......                        --    --           --     --            --        --           --        --         --
 Net cash
 transfers to
 Glenayre........                        --    --           --     --            --        --           --        --         --
 Forgiveness of
 receivable from
 Glenayre........                        --    --           --     --            --        --           --        --     (4,910)
 Common stock
 redemption
 related to
 recapitalization..                      --    --           --     --            --        --  (42,000,000)  (21,000)        --
 Deferred tax
 asset recognized
 upon
 recapitalization
 and related tax
 and election....                        --    --           --     --            --        --           --        --      3,900
                                 ----------  ----  -----------  -----   -----------  --------  -----------  --------   --------
 Balance as of
 December 31,
 1999............                        --    --   80,000,000    800            --        --  (42,000,000)  (21,000)    31,433
 Net income......                        --    --           --     --            --        --           --        --         --
 Issuance of
 Class A common
 stock pursuant
 to purchase
 plan............                 3,830,351    38           --     --            --        --           --        --      1,879
 Conversion of
 Class B common
 stock into Class
 A common stock
 immediately
 prior to the
 initial public
 offering........                80,000,000   800  (80,000,000)  (800)  (42,000,000)  (21,000)  42,000,000    21,000         --
 Issuance of
 Class A common
 stock in
 connection with
 the Ubiquity
 acquisition.....                   692,772     7           --     --            --        --           --        --      5,535
 Stock options
 assumed in
 connection with
 Ubiquity
 acquisition.....                        --    --           --     --            --        --           --        --        834
 Issuance of
 Class A common
 stock in
 connection with
 an initial
 public offering,
 net of issuance
 costs of
 $12,374.........                 8,625,000    86           --     --            --        --           --        --     91,040
 Exercise of
 stock options...                    16,000    --                                                                             8
 Exercise of
 warrants in
 connection with
 the
 recapitalization
 of the Company..                 4,370,000    44           --     --            --        --           --        --      2,141
 Deferred stock compensation..       35,296    --           --     --            --        --           --        --      8,471
 Amortization of
 deferred stock
 compensation....
 Unrealized gain
 on investments,
 net of tax......                        --    --           --     --            --        --           --        --         --
 Stock
 subscription
 receivable from
 employees.......                        --    --           --     --            --        --           --        --         --
                                 ----------  ----  -----------  -----   -----------  --------  -----------  --------   --------
 Balance sheet as
 of December 31,
 2000............                97,569,419  $975           --  $  --   (42,000,000) $(21,000)          --  $     --   $141,341
                                 ==========  ====  ===========  =====   ===========  ========  ===========  ========   ========
                                                                                   Stock
                                 Deferred                          Net Payable  Subscription
                                  Stock        Other     Retained  (Receivable)  Receivable
                                 Compen-   Comprehensive Earnings      from         from
                                  sation      Income     (Deficit)   Glenayre    Employees    Total
                                 --------- ------------- --------- ------------ ------------ ---------
 Balance as of
 December 31,
 1997............                $    --        $--       $(3,239)   $ 1,841      $    --    $ 31,845
 Net income......                     --         --         1,835         --           --       1,835
 Net cash
 transfers to
 Glenayre........                     --         --            --     (2,961)          --      (2,961)
                                 --------- ------------- --------- ------------ ------------ ---------
 Balance as of
 December 31,
 1998............                     --         --        (1,404)    (1,120)          --      30,719
 Net income......                     --         --         1,177         --           --       1,177
 Net cash
 transfers to
 Glenayre........                     --         --            --     (3,790)          --      (3,790)
 Forgiveness of
 receivable from
 Glenayre........                     --         --            --      4,910           --          --
 Common stock
 redemption
 related to
 recapitalization..                   --         --            --         --           --     (21,000)
 Deferred tax
 asset recognized
 upon
 recapitalization
 and related tax
 and election....                     --         --            --         --           --       3,900
                                 --------- ------------- --------- ------------ ------------ ---------
 Balance as of
 December 31,
 1999............                     --         --          (227)        --           --      11,006
 Net income......                     --         --         6,295         --           --       6,295
 Issuance of
 Class A common
 stock pursuant
 to purchase
 plan............                     --         --            --         --           --       1,917
 Conversion of
 Class B common
 stock into Class
 A common stock
 immediately
 prior to the
 initial public
 offering........                     --         --            --         --           --          --
 Issuance of
 Class A common
 stock in
 connection with
 the Ubiquity
 acquisition.....                     --         --            --         --           --       5,542
 Stock options
 assumed in
 connection with
 Ubiquity
 acquisition.....                     --         --            --         --           --         834
 Issuance of
 Class A common
 stock in
 connection with
 an initial
 public offering,
 net of issuance
 costs of
 $12,374.........                     --         --            --         --           --      91,126
 Exercise of
 stock options...                                                                                   8
 Exercise of
 warrants in
 connection with
 the
 recapitalization
 of the Company..                     --         --            --         --           --       2,185
 Deferred stock compensation..    (8,471)                      --         --           --           0
 Amortization of
 deferred stock
 compensation....                  4,161         --                                             4,161
 Unrealized gain
 on investments,
 net of tax......                     --         12            --         --           --          12
 Stock
 subscription
 receivable from
 employees.......                     --         --            --         --       (1,062)     (1,062)
                                 --------- ------------- --------- ------------ ------------ ---------
 Balance sheet as
 of December 31,
 2000............                $(4,310)       $12       $ 6,068    $    --      $(1,062)   $122,024
                                 ========= ============= ========= ============ ============ =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1999 and 2000
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Cash flows from operating activities:
 Net income....................................... $ 1,835  $  1,177  $  6,295
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Recapitalization costs..........................      --     3,050        --
  Depreciation and amortization...................   1,409     1,292     7,597
  Deferred financing costs amortization...........      --        32       748
  Provision for bad debt..........................      --       239       105
  Assets and liabilities:
   Accounts receivable............................  (1,084)   (4,133)  (25,567)
   Inventory......................................  (1,238)      646    (5,406)
   Prepaid expenses and other.....................     (88)       30    (4,587)
   Deferred taxes.................................    (338)      152      (199)
   Other long-term assets.........................      --        --    (2,334)
   Accounts payable and accrued liabilities.......   1,413     2,909    11,616
   Payable to parent company......................      65     1,266    (1,374)
   Other long-term obligations....................     (34)     (286)       --
                                                   -------  --------  --------
    Net cash provided by (used in) operating
     activities...................................   1,940     6,374   (13,106)
                                                   -------  --------  --------
Cash flows from investing activities:
 Purchases of equipment and leasehold
  improvements....................................    (659)   (1,218)   (3,804)
 Purchases of investments.........................      --        --   (22,135)
 Issuance of letter of credit.....................      --        --    (1,500)
                                                   -------  --------  --------
    Net cash used in investing activities.........    (659)   (1,218)  (27,439)
                                                   -------  --------  --------
Cash flows from financing activities:
 Net proceeds from issuances of shares............      --        --    93,043
 Exercise of stock options........................      --        --         8
 Exercise of warrants............................. $    --  $     --  $  2,185
 Net proceeds from issuance and repayment of long-
  term debt.......................................      --    21,220   (21,972)
 Net borrowings on and repayment of line of
  credit..........................................      --     2,000    (2,476)
 Net cash transfers to Glenayre...................  (2,961)   (3,790)       --
 Employee subscription receivable.................      --        --    (1,062)
 Payment for purchase of treasury stock...........      --   (21,000)       --
 Recapitalization costs...........................      --    (3,050)       --
                                                   -------  --------  --------
    Net cash provided by (used in) financing
     activities...................................  (2,961)   (4,620)   69,726
                                                   -------  --------  --------
Net increase (decrease) in cash...................  (1,680)      536    29,181
Cash and cash equivalents, beginning of period....   3,057     1,377     1,913
                                                   -------  --------  --------
Cash and cash equivalents, end of period.......... $ 1,377  $  1,913  $ 31,094
                                                   =======  ========  ========
Supplemental Disclosures:
 Cash paid during the year for:
  Interest........................................ $    24  $    190  $  1,585
                                                   =======  ========  ========
  Income taxes.................................... $    11  $     39  $  7,740
                                                   =======  ========  ========
Noncash Transactions:
 Issuance of shares and stock options assumed in
  connection with the Ubiquity acquisition........ $    --  $     --  $  6,376
                                                   =======  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WESTERN MULTIPLEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations of the Company

   Western Multiplex (the "Company") was founded in 1979 in Sunnyvale, California. In 1992, the Company launched the Lynx broadband wireless access systems, which are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, the Company introduced the Tsunami broadband wireless access systems, which are primarily used by service providers, businesses and other enterprises to expand or establish private networks carrying Internet traffic among multiple facilities.

   The Company was acquired by GTI Acquisition Corporation ("GTI") in 1995, a wholly owned subsidiary of Glenayre Technologies Inc. ("Glenayre").

   Effective November 1, 1999, a recapitalization of the Company was executed that included the following transactions, in accordance with the terms of the Amended and Restated Acquisition Agreement by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Company and WMC Holding Corp. dated
December 31, 1999 (the "Agreement"):

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

   On March 24, 2000, the Company acquired Ubiquity Communication, Inc. ("Ubiquity"), located in Petaluma, California. Ubiquity was a development stage company, which designs and develops point-to-multipoint broadband wireless systems. The Company issued 692,772 shares of Class A common stock in the acquisition and reserved 137,727 shares for issuance upon the exercise of the Ubiquity options assumed. The acquisition was accounted for as a purchase transaction. The total purchase price was valued at $6.4 million. Purchased intangibles and goodwill related to the acquisition totaled approximately $6.8 million and will be amortized on a straight-line basis over the estimated useful life of three years. The Company subsequently granted to certain Ubiquity employees an additional 350,000 options at an exercise price of $.50 under the Western Multiplex 1999 Stock Incentive Plan. Additionally, certain Ubiquity employees purchased 300,000 shares of WMC Holding Corp.

   On August 4, 2000, the Company completed its initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to the Company of approximately $91.1 million after payment of the underwriter's commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

                         WESTERN MULTIPLEX CORPORATION

   In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. The Company made the mandatory prepayment of its term notes to Credit Suisse First Boston and also repaid all borrowings outstanding under the revolving credit facility. The total repayment including accrued interest was $28.9 million. In connection with the prepayment of its term notes, the Company wrote off deferred financing costs of $394,000, net of income taxes. This transaction was accounted for as an extraordinary loss on early extinguishment of debt.

   In November 2000, the Company entered into an Agreement and Plan of Merger with Adaptive Broadband Corporation ("Adaptive"). This proposed merger was subject to the approval of both the Company's and Adaptive's stockholders in special meetings of the stockholders of each company. In January 2001, prior to the special stockholders' meetings taking place, both companies mutually agreed to terminate the merger. During 2000, the Company incurred merger costs of $185,000 net of $3.0 million reimbursed by Adaptive in January 2000. The $3.0 million reimbursement represented a full settlement of all costs related to the proposed merger.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

 Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash in bank deposit accounts and short-term, highly liquid investments with original maturities of less than three months.

 Investments

   The Company classifies its investments in debt securities with original maturities greater than three months and remaining maturities less than one year as short-term investments and debt securities with remaining maturities greater than one year as long-term investments. The Company's policy is to protect the value of its fixed income investment portfolio and to minimize principal risk by earning returns based on current interest rates. At December 31, 2000, the Company's investments in debt securities based on its maturities were as follows (in thousands):

       Cash equivalents................................................ $26,985
       Short-term investments..........................................  20,633
       Long-term investments...........................................   1,514
                                                                        -------
                                                                        $49,132
                                                                        =======

                         WESTERN MULTIPLEX CORPORATION

   The Company classifies all of its investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Investments in Debt and Equity Securities". Accordingly, the Company reports its investments at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. At December 31, 2000, the Company's investments in debt securities by major security types were as follows (in thousands):

                                                              Gross    Estimated
                                                            Unrealized   Fair
                                                     Cost     Gains      Value
                                                    ------- ---------- ---------
     Auction rate securities....................... $12,200    $--      $12,200
     Commercial paper..............................  19,962      4       19,966
     Federal agency securities.....................   3,724      2        3,726
     Corporate bonds...............................  13,234      6       13,240
                                                    -------    ---      -------
                                                    $49,120    $12      $49,132
                                                    =======    ===      =======

   In addition to its investments in debt securities, the Company's long-term and other includes restricted cash of $1.5 million related to a new noncancellable operating lease (see Note 6). In connection with this lease, the Company issued a standby letter of credit as a security deposit for the lease.

   The following summarizes the Company's cash and cash equivalents and investments (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
     Cash....................................................... $1,913 $ 4,109
     Cash equivalents...........................................     --  26,985
                                                                 ------ -------
       Cash and cash equivalents................................  1,913  31,094
     Short-term investments.....................................     --  20,633
     Long-term investments......................................     --   1,514
     Restricted cash............................................     --   1,500
                                                                 ------ -------
       Long-term investments and other..........................     --   3,014
                                                                 ------ -------
                                                                 $1,913 $54,741
                                                                 ====== =======

 Revenue Recognition

   Revenue from product and part sales is recognized when all of the following conditions are met: the product has been shipped and title has passed to the customer, the selling price is fixed and determinable, the collection of the receivable is probable and there are no post-delivery obligations remaining. Provisions to revenue and cost of revenue are made at the time revenue is recognized for estimated return and warranty costs, respectively.

   The Company also provides certain services and rental units to customers. Revenue from services, such as preinstallation diagnostic testing and product repair services, is recognized upon completion of the service and acceptance by the customer. Revenue from product rentals is recognized over the period of the rental. Revenue from services and rental units were less than 4% of total revenue for all periods presented.

                         WESTERN MULTIPLEX CORPORATION

 Inventory

   Inventory includes materials, labor and overhead, is stated at the lower of cost (first-in, first-out), and consists of the following (in thousands):

                                                                   December 31,
                                                                  --------------
                                                                   1999   2000
                                                                  ------ -------
     Raw materials............................................... $1,327 $ 3,628
     Work-in-process.............................................  2,079   1,646
     Finished goods..............................................  2,137   5,675
                                                                  ------ -------
                                                                  $5,543 $10,949
                                                                  ====== =======

 Equipment and Leasehold Improvements

   Equipment is recorded at cost and depreciated using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are recorded at cost and are amortized over the estimated lives of the improvements or the term of the lease, whichever is shorter. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

 Goodwill and Other Intangible Assets

   Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totals $22.0 million. This goodwill is being amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year. Goodwill and other intangible assets related to the acquisition of Ubiquity (see Note 1) total $6.8 million. Of the $6.8 million, $6.5 million has been allocated to goodwill and $300,000 has been allocated to the patents acquired in the transaction. These intangibles are related to the acquisition and are being amortized on a straight-line basis over their estimated useful lives of three years. The carrying amount of goodwill would be reviewed if facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the expected future undiscounted cash flows of the Company over the remaining amortization period in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", the carrying amount of the goodwill will be reduced by the estimated shortfall. No such writedowns of goodwill have been recorded by the Company in any of the periods presented.

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

 Major Customers

   No customer accounted for more than 10% of total revenue for the year ended December 31, 1998. One customer Somera Communications, Inc., a distributor, accounted for 19% of total revenue for the year ended December 31, 1999. For the year ended December 31, 2000, Somera Communications Inc. and Avant Telecoms, Inc., a value-added reseller, accounted for 21% and 11% of our revenues, respectively.

                         WESTERN MULTIPLEX CORPORATION

 Research and Development

   Research and development costs are expensed as incurred and consist primarily of payroll costs, other direct expenses and overhead. During a portion of 1998, the Company and a Glenayre affiliate jointly worked on a product development project that resulted in both entities sharing the developed technology (see Note 11).

 Earnings Per Share of Common Stock

   Basic and diluted net income per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 80,000,000, 73,000,000, and 47,044,568 for years ended December 31, 1998, 1999 and 2000, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. For years ended December 31, 1998 and 1999, the treasury stock method resulted in no dilutive securities and, accordingly basic and dilutive earnings per share were the same. For the year ended December 31, 2000, diluted earnings per share were computed using the weighted average number of shares outstanding of 52,080,734.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three years ended December 31, 2000 (in thousands):

                                                                Year Ended
                                                               December 31,
                                                           --------------------
                                                            1998   1999   2000
                                                           ------ ------ ------
Net income (Numerator):
  Net income, basic & diluted............................. $1,835 $1,177 $6,295
Shares (Denominator):
  Weighted average common shares outstanding.............. 80,000 73,000 47,045
                                                           ------ ------ ------
  Shares used in basic computation........................ 80,000 73,000 47,045
  Common shares issuable upon exercise of stock options
   (treasury stock method), net of unamortized deferred
   compensation and tax credit on assumed exercise........     --     --  2,398
  Common shares issuable upon exercise of warrants
   (treasury stock method)................................     --     --  2,638
                                                           ------ ------ ------
  Shares used in diluted computation...................... 80,000 73,000 52,081
                                                           ====== ====== ======
Net income/(loss) per share:
  Basic................................................... $ 0.02 $ 0.02 $ 0.13
                                                           ====== ====== ======
  Diluted................................................. $ 0.02 $ 0.02 $ 0.12
                                                           ====== ====== ======

   For the year ended December 31, 2000, 1,710,000 stock options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

                         WESTERN MULTIPLEX CORPORATION

   Basic and diluted income (loss) per share on extraordinary items for the three years in the period ended December 31, 2000 are as follows (in dollars except share amounts):

                                                 Year Ended December 31,
                                             --------------------------------
                                                1998       1999       2000
                                             ---------- ---------- ----------
Basic and diluted loss on early
 extinguishment of debt, net of tax per
 share......................................         --         --      (0.01)
Shares used to compute the basic loss per
 share...................................... 80,000,000 73,000,000 47,044,568
Shares used to compute the diluted loss per
 share...................................... 80,000,000 73,000,000 52,080,734

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current accounting policies are in accordance with SAB No. 101.

   In March 2000, the Financial Accounting Standards Board issued
Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB No. 25. Interpretation No. 44 was effective July 1, 2000. Interpretation No. 44 clarifies the application of APB No. 25 for various issues, including:

  . the definition of an employee;

  . the criteria for determining whether a plan qualifies as a non-compensatory plan;

  . the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

  . the accounting for an exchange of stock compensation awards in a business combination.

   Starting July 1, 2000, the Company adopted Interpretation No. 44, which did not result in a material impact on our financial position or the results of the Company's operations through December 31, 2000.

                         WESTERN MULTIPLEX CORPORATION

3. Equipment and Leasehold Improvements

   Equipment and leasehold improvements consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
     Production, engineering and testing equipment............ $ 3,397  $ 4,601
     Office and computer equipment............................   1,458    4,174
     Leasehold improvements...................................     667      686
                                                               -------  -------
                                                               $ 5,522  $ 9,461
     Less: Accumulated depreciation and amortization..........  (3,026)  (4,080)
                                                               -------  -------
     Equipment and leasehold improvements, net................ $ 2,496  $ 5,381
                                                               =======  =======

4. Accrued Liabilities

   Accrued liabilities consist of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
     Accrued payroll and related benefits........................ $1,523 $5,693
     Accrued warranty costs......................................    444    649
     Income taxes payable........................................    524    234
     Accrued interest............................................    178     --
     Customer deposits...........................................    269     --
     Deferred revenue............................................     --    627
     Deferred rent expense.......................................    144    185
     Other.......................................................    766  1,194
                                                                  ------ ------
                                                                  $3,848 $8,582
                                                                  ====== ======

5. Long-Term Debt

   On November 1, 1999, the Company entered into a credit agreement with a financial institution. Long-term debt obligations under the credit agreement, less current portion due within one year, are summarized as follows (in thousands):

                                                                    December 31,
                                                                    ------------
                                                                     1999   2000
                                                                    ------- ----
Term note A, interest at LIBOR plus 2.50% or prime plus 1.50%, as periodically elected by the Company (9.0% at December 31, 1999), maturing in November 2002........................................  $10,000 $ --
Term note B, interest at LIBOR plus 5.00% or prime plus 4.00%, as periodically elected by the Company (11.5% at December 31, 1999),
 maturing in November 2004........................................   12,000   --
                                                                    ------- ----
                                                                     22,000   --
Less: Current portion due within one year.........................    2,847   --
                                                                    ------- ----
  Total long-term debt............................................  $19,153 $ --
                                                                    ======= ====

                         WESTERN MULTIPLEX CORPORATION

   The credit agreement also included a $10 million revolving credit facility maturing in 2002. Interest rates for the borrowings under the revolving credit facility are at LIBOR plus 2.5% or prime plus 1.5%, as periodically elected by the Company. At December 31, 1999, there were $2.0 million of borrowings outstanding under the agreement. The weighted average interest rate on the revolving line of credit for the two months outstanding in 1999 was 8.5%.

   The fair value of the long-term debt and borrowings under the revolving credit facility approximates the carrying amounts at December 31, 1999.

   In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility (see Note 1). The total repayment including accrued interest was $28.9 million.

   At December 31, 2000, there were no borrowings outstanding under the revolving credit facility.

6. Commitments and Contingencies

 Operating Leases

   The Company leases its facilities under noncancellable operating lease agreements expiring at various dates through December 2010. Rent expense for the operating leases was approximately $558,000, $559,000, and $478,000 in 1998, 1999, and 2000, respectively. In September 2000, the Company entered into a new noncancellable operating lease agreement expiring in November 2010. As of December 31, 2000, no rent expense for this operating lease had been incurred. Future minimum lease payments under all noncancellable operating lease agreements as of December 31, 2000 are summarized as follows (in thousands):

       2001............................................................. $ 3,287
       2002.............................................................   3,436
       2003.............................................................   3,547
       2004.............................................................   3,664
       2005.............................................................   3,785
       Thereafter.......................................................  17,758
                                                                         -------
                                                                         $35,477
                                                                         =======

 Employment Agreements and Change of Control Provisions

   The Company has entered into employment agreements with six of its officers to provide for payments of their base salaries for a period of up to twelve months plus bonuses in the event employment is terminated without cause or if the employer terminates employment with good reason, as defined. A change of control does not qualify as a good reason for terminating employment.

   In addition, in the event of a change of control, all outstanding options become fully vested and exercisable immediately prior to the change of control for one of the officers.

                         WESTERN MULTIPLEX CORPORATION

7. Income Taxes

   The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

   The components of the provision for income taxes for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                           1998    1999   2000
                                                          ------  ------ ------
   Federal
     Current............................................. $1,394  $2,367 $6,135
     Deferred............................................   (354)    241   (137)
   State
     Current.............................................    143     212    864
     Deferred............................................    (38)     11    (62)
                                                          ------  ------ ------
                                                          $1,145  $2,831 $6,800
                                                          ======  ====== ======

   The provision for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

                                                          1998   1999   2000
                                                         ------ ------ ------
   Provision at Federal statutory rate of 35%........... $1,044 $1,403 $4,721
   Increases in taxes resulting from
     State income taxes, net of Federal benefits........     85    143    742
     Nondeductible amortization of goodwill.............     --     --    668
     Nondeductible amortization of deferred stock
      compensation......................................     --     --  1,545
     Nondeductible recapitalization costs...............     --  1,068     --
     Research and development tax credit................     --     --   (798)
     Other..............................................     16    217    (78)
                                                         ------ ------ ------
       Total provision.................................. $1,145 $2,831 $6,800
                                                         ====== ====== ======

For the years ended December 31, 1998, 1999 and 2000, the effective income tax rates were 38.4%, 70.6% and 50.4%, respectively.

   The major components of the net deferred tax asset are as follows (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
   Deferred Tax Assets:
     Tax goodwill amortization in excess of book................. $3,826 $3,565
     Inventory reserve...........................................    558    554
     Warranty reserve............................................    164    179
     Other reserves and accruals.................................    346    652
     Other.......................................................     45    188
                                                                  ------ ------
       Total deferred tax asset.................................. $4,939 $5,138
                                                                  ====== ======

                         WESTERN MULTIPLEX CORPORATION

   Prior to the recapitalization, the Company had a tax sharing agreement with Glenayre. The principal provisions of the method by which the consolidated amount of current and deferred tax expense was allocated to members of the group (including the Company) were based on the results of each member as if each were a stand-alone entity.

   The Company made a tax election to treat the share purchase by WMC Holding Corp. as an asset purchase for Federal income taxes in accordance with the terms of the Agreement. As a result of the recapitalization, the Company recorded a deferred tax asset of approximately $3.9 million with a corresponding increase to paid-in capital.

8. Common Stock

 Common Stock

   The Company's common stock consists of Class A and Class B common stock. Holders of Class A common stock are entitled to one vote per share; holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the election of the shareholder or automatically in the event of an initial public offering of the Company. As of December 31, 1999, there were no shares of Class A common stock issued or outstanding.

   In conjunction with the recapitalization transaction discussed in Note 1, the Company repurchased 42,000,000 shares of Class B common stock for $21.0 million from Glenayre. The repurchased shares are held as treasury shares as of December 31, 1999.

   Simultaneously with the closing of the Company's initial public offering as discussed in Note 1, all of the Company's then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively. As of December 31, 2000, there were 55,569,419 shares of Class A common stock issued and outstanding and 42,000,000 shares of Class A treasury stock.

 Warrants

   In connection with the recapitalization discussed in Note 1, the Company issued 4,370,000 warrants to a holding company, owned by the Chief Executive Officer of the Company, and a trust, of which a director of the Company is trustee and beneficiary. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of $.50 per share. These warrants expire on the tenth anniversary from date of issuance. As of December 31, 2000, all of the 4,370,000 warrants had been exercised.

   In connection with the new operating lease entered into in September 2000 as discussed in Note 6, the Company issued 25,000 warrants to the lessor in November 2000. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of $14.01 per share. These warrants are exercisable during the period beginning on December 1, 2000 and ending on December 1, 2005. The Company will estimate the fair value of the warrants using the Black-Scholes option valuation model and will record compensation expense accordingly throughout the life of the lease.

 Stock Split

   In connection with the recapitalization transaction discussed in Note 1, the Company increased the number of authorized shares for Class A common stock and Class B common stock to 100,000,000 common shares each and effected an 80,000-for-1 stock split of the then 1,000 outstanding Class B common shares. All share and per share amounts have been restated to retroactively reflect this stock split for all periods presented.

                         WESTERN MULTIPLEX CORPORATION

 Stock Sales

   During the year ended December 31, 2000, certain Western Multiplex employees and consultants entered into co-investment agreements with WMC Holding Corp. Under the co-investment agreements, 3,830,351 shares were purchased of WMC Holding at $0.50 per share and WMC Holding used the proceeds to purchase 3,830,351 shares of Class A common stock of the Company at $0.50 per share. Included in the stock sales were 55,000 shares of Class A common stock of the Company sold to consultants at a price of $.50 per share. The difference between the sale price and the deemed fair value for accounting purposes will be recorded as additional consulting expense over the period the services are performed in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. During the year ended December 31, 2000, the Company recorded approximately $40,000 in consulting expense in connection with these co-investment agreements.

 Deferred Stock Compensation

   In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders' equity. The portion of deferred stock compensation associated with the stock options will be amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested under the accelerated method. The Company recorded amortization of deferred compensation for the year ended December 31, 2000 of $4.2 million.

9. Stock Option Plans

 1999 Stock Incentive Plan

   In November 1999, the Company adopted the Western Multiplex 1999 Stock Incentive Plan (the "1999 Plan") for key employees, officers, directors and consultants. The Company has reserved for issuance 10,500,000 shares of Class A common stock under the 1999 Plan. The type of awards that may be made under the 1999 Plan are incentive stock options, non-qualified options, stock appreciation rights, and other stock-based awards.

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

 Ubiquity Communication Plans

   In connection with our acquisition of Ubiquity Communication, Inc. on March 24, 2000, we assumed the obligations under Ubiquity Communication's equity incentive plans. As a result, all options granted under the Ubiquity Communication equity incentive plans became options to purchase shares of our common stock. We do not intend to make any future grants under these plans. As of March 24, 2000, we assumed 137,727 options that had been granted under these plans.

                         WESTERN MULTIPLEX CORPORATION

   Ubiquity Communication maintained three equity incentive plans (the "Ubiquity Plans"): the 1999 Stock Plan, the 1998 Stock Plan and the 1997 Stock Option Plan. The 1998 and 1999 plans provide for the grant of non-qualified and qualified stock options and restricted stock. The 1997 Stock Option Plan provides for the grant of non-qualified and qualified stock options. Under the Ubiquity Plans, grants could be made to Ubiquity Communication employees, consultants and directors. All of the Ubiquity plans are administered and interpreted by our board of directors or compensation committee.

   Generally, the Ubiquity Plans also provided that all qualified stock options be granted with an exercise price at least equal to 100% of the fair market value of the underlying shares and that all nonqualified stock options be granted with an exercise price at least equal to 85% of the fair market value of the underlying shares. In either case, the exercise price must be 110% of the fair market value for an optionholder who owns stock representing more than 10% of the voting power of all classes of stock. The Ubiquity Plans also provide that, in the event of a merger or other corporate transaction, options could be granted with a per share exercise price other than as described above. All options issued under the plans must vest no less frequently than 20% per year over five years from the date the options are granted, and with respect to the 1998 Stock Plan and 1999 Stock Plan, all restricted stock must also vest no less frequently than 20% per year over five years from the date the stock is granted.

 2000 Stock Option Plan for Non-Employee Directors

   In June 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors. The plan (the "2000 Plan") provides for the issuance of a maximum of 1,500,000 shares of common stock pursuant to the grant of non-qualified stock options to newly elected members of the board of directors who are not employees of our company. The 2000 Plan is intended to be a self-governing formula plan, which requires minimal discretionary action by any administrative body with regard to any transaction under the plan. To the extent that any questions of administration arise, they will be resolved by our board of directors.

   The exercise price of any option granted under this plan is the per share fair market value of our common stock on the date the option is granted except with respect to the initial grants made as of June 8, 2000, for which the exercise price is $8.50. An individual who becomes a director will receive an initial grant of an option to purchase 100,000 shares of our common stock, which option will be immediately vested upon grant as to one-third of the shares subject to the option. The option will then become vested as to one-third of the shares on each of the first and second anniversaries of the date of the initial grant, so long as the director continues to serve on our board of directors on each vesting date. In addition, so long as a director continues to serve on our board of directors, the director will, as of the third anniversary of the date of the initial grant and triennially thereafter, receive an additional option to purchase 15,000 shares, the terms of which will be the same as those described above.

                         WESTERN MULTIPLEX CORPORATION

   The following table summarizes stock options activity under the 1999 Plan, the Ubiquity Plans and the 2000 Plan:

                                                                  Options
                                                                Outstanding
                                                             -------------------
                                                                        Weighted
                                                                        Average
                                                  Options    Number of  Exercise
                                                 Available    Shares     Price
                                                 ----------  ---------  --------
       Authorized............................... 10,500,000
       Granted..................................         --         --      --
       Exercised................................         --         --      --
       Cancelled................................         --         --      --
                                                 ----------  ---------   -----
     Balance at December 31, 1999............... 10,500,000         --      --
       Authorized...............................  1,637,727
       Granted.................................. (7,633,227) 7,633,227    4.62
       Exercised................................         --    (16,000)   0.50
       Cancelled................................    183,499   (183,499)   6.71
                                                 ----------  ---------   -----
     Balance at December 31, 2000...............  4,687,999  7,433,738   $4.53
                                                 ==========  =========   =====

   The following table summarizes information about options outstanding and options exercisable at December 31, 2000 under the 1999 Plan and the Ubiquity
Plans:

                                                           Options
                            Options Outstanding          Exercisable
                       ------------------------------ ------------------
                                  Weighted
                                   Average   Weighted           Weighted
                                 Contractual Average            Average
        Range of       Number of  Life (in   Exercise Number of Exercise
     Exercise Prices    Shares     years)     Price    Shares    Price
     ---------------   --------- ----------- -------- --------- --------
             $ 0.50    4,386,001     9.1      $ 0.50  1,746,071  $ 0.50
     $ 1.67--$ 8.06      529,727     9.2      $ 6.11    103,217  $ 3.88
     $ 8.5 --$ 9.00      787,500     6.1      $ 8.61    133,332  $ 8.50
     $10.00--$11.00      999,500     9.5      $10.59     60,000  $10.00
     $12.00--$21.44      731,000     9.8      $14.92     37,500  $19.13
     --------------    ---------     ---      ------  ---------  ------
     $ 0.50--$21.44    7,433,728     8.9      $ 4.53  2,080,120  $ 1.79
     ==============    =========     ===      ======  =========  ======

                         WESTERN MULTIPLEX CORPORATION

   The Company follows the provisions of SFAS No. 123, which calls for companies to measure employee stock compensation expense based on the fair value method of accounting. As allowed by SFAS No. 123, the Company elected the continued use of APB Opinion No. 25, with pro forma disclosure of net loss determined as if the fair value method had been applied in measuring compensation cost. Had compensation cost for the Company's stock based compensation awards been determined under the fair value method consistent with SFAS No. 123, the Company's net income for the year ended December 31, 2000 would have resulted in the following pro forma amounts (in thousands except per share amounts):

     As Reported:
       Net income..................................................... $ 6,295
       Basic earnings per share....................................... $  0.13
       Diluted earnings per share..................................... $  0.12
     Pro Forma:
       Net loss....................................................... $(5,824)
       Basic earnings per share....................................... $ (0.12)
       Diluted earnings per share..................................... $ (0.11)
     Weighted average fair value of options granted during the year... $  4.40

   The fair value of each option grant for the year ended December 31, 2000 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

     Risk-free interest rate............................................   6.00%
     Average expected life of option.................................... 4 years
     Dividend yield.....................................................      0%
     Volatility of common stock.........................................    2.92

   Consistent with SFAS No. 123, there were no pro forma amounts for the years ended December 31, 1998 and 1999, because no options were outstanding as of December 31, 1998 and 1999.

10. Employee Benefit Plan

   The Company adopted an Employees' Investment 401(K) Plan that covers all employees and provides that the Company match employees' salary deferrals up to 4% of eligible employee compensation. The amounts charged to continuing operations were $521,000 in 2000.

11. Related Party Transactions

   The Company was a wholly owned subsidiary of GTI from April 25, 1995 through October 31, 1999. Over that period, a variety of costs were incurred by GTI and its affiliates on behalf of the Company. The costs directly attributable to the Company have been charged to the Company in the period such costs were incurred and included in the accompanying income statements. In addition to those charges, certain other indirect costs were incurred by GTI and its affiliates, as follows:

  . Beginning in 1997 through February 1998, the Company and a GTI affiliate jointly developed a product. The resulting technology was jointly shared by both entities upon completion. Glenayre's estimated

                         WESTERN MULTIPLEX CORPORATION
   labor and materials costs during 1998 were approximately $639,000. The costs incurred by the affiliate were not charged to the Company and, accordingly, are not reflected in the accompanying income statement.

  . Glenayre and affiliates shared certain services to assist the Company in international sales, marketing and customer support services. The estimated costs of such services were approximately $485,000 and $20,000 for 1998 and 1999, respectively. These costs are included in sales and marketing expenses in the accompanying income statement.

  . Glenayre and affiliates have provided or incurred certain other costs for various administrative services through the date of the recapitalization. These administrative services included preparation of certain tax returns, employee benefits planning and administration, limited general accounting and limited legal services. Such costs, based on management's best estimate using amounts provided by Glenayre finance personnel, are estimated to be $65,000 and $80,000 for 1998 and 1999, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

   During 1998 and a portion of 1999, the Company transferred cash to Glenayre. These transfers were recorded by the Company as related party accounts receivable. Because the account receivable from Glenayre was ultimately forgiven as part of the recapitalization transaction in 1999, the net receivable from Glenayre of $1.1 million as of December 31, 1998 was reflected as a contra-equity account in the accompanying balance sheet.

   One of the principal investors in WMC Holding Corp. also provides consulting and management advisory services to the Company beginning November 1, 1999. The Company was charged 1% of net revenue, or $0.1 million for the two-month period ended December 31, 1999. The fee has been reflected as a component of general and administrative expenses in the income statement for 1999. This agreement terminated on June 30, 2000. The same investor also charged the Company $1.7 million for fees and expenses associated with the recapitalization transactions during 1999. These costs, along with the attorneys, accountants and other fees all totaling $3.1 million, were classified as recapitalization costs, an operating expense in the income statement for 1999. The same investor charged the Company $700,000 for fees and expenses associated with the issuance of Class A common stock in connection with the initial public offering in August 2000. These issuance costs were netted against paid-in capital under stockholders' equity.

   The Company had a non-interest bearing demand note payable to WMC Holding Corp. as of December 31, 1999 totaling $1.2 million, of which $1.1 million was repaid as of December 31, 2000.

12. Subsequent Event (Unaudited)

   On March 22, 2001, the Company acquired WirelessHome Corporation ("WirelessHome") located in Long Beach, California. WirelessHome is a development stage company that designs and develops point-to-multipoint systems. The acquisition will be accounted for as a purchase. In a cash and stock transaction, the Company initially acquired WirelessHome at an estimated purchase price of approximately $18 million. The total purchase price is subject to adjustments upon WirelessHome meeting certain development milestones and other considerations. Because WirelessHome will replace Ubiquity in the development of our point-to-multipoint, we have decided to close our Ubiquity operations at the end of the first quarter of 2001. As a consequence, we will reassess the fair value of the assets acquired in the Ubiquity acquisition for the purpose of identifying potential impairment and may record restructuring reserves.

   As a result, we intend to record an impairment charge against the carrying value of Ubiquity assets and certain restructuring reserves in the first quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III.

   The Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

    Included in Part II of this report:

    Report of Independent Public Accountants

    Balance Sheets

    Income Statements

    Statements of Stockholders' Equity

    Notes to Financial Statements

    Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

    Included in Part IV of this report:

    Schedule for the three years ended December 31, 2000 Schedule II-- Valuation and Qualifying Accounts

(a) 3. Exhibits

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index incorporated herein by reference. Management contracts or compensatory plans or arrangements are identified in the accompanying Exhibit Index and such identification listing is incorporated by reference.

  Exhibit
 Number                  Description
 --------                -----------
 23.1     Consent of Independent Public Accountants

(b) Reports on Form 8-K

    The following Reports on Form 8-K were filed during the last fiscal quarter of fiscal 2000:

    Current Report on Form 8-K filed on November 14, 2000 relating to the proposed merger with the Adaptive Broadband Corporation.

                         Western Multiplex Corporation

          Schedule II--Valuation and Qualifying Accounts and Reserves
                                 (in thousands)

                                   Balance at   Additions             Balance at
                                  the Beginning Charged to            the End of
                                   of the Year   Expense   Deductions  the Year
                                  ------------- ---------- ---------- ----------
Allowance for doubtful accounts
  Year ended December 31, 1998...      100          --         --        100
  Year ended December 31, 1999...      100         239         --        339
  Year ended December 31, 2000...      339         105         --        444

                                 EXHIBIT INDEX

   Exhibit
   Number                                Description
 -----------                             -----------
  2.1(2)     Amendment and Restated Acquisition Agreement, dated as of
             September 30, 1999, by and among GTI Acquisition Corp., Glenayre
             Technologies, Inc., the Registrant and WMC Holding Corp.


  2.2(2) Amendment to Acquisition Agreement, dated as of October 31, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp.


  3.1(3)     Form of Amended and Restated Articles of Incorporation of the
             Registrant.


  3.2(3)     Form of Amended and Restated By-laws of the Registrant.


  4.1(3)     Form of the Registrant's Class A Common Stock Certificate.


  4.2(2)     Stockholders' Agreement, dated as of October 31, 1999, among the
             Registrant, WMC Holding Corp., GTI Acquisition Corp. and Glenayre
             Technologies, Inc.


  4.3(3)     Registration Rights Agreement, dated as of June 8, 2000, among the
             Registrant, Ripplewood Holdings, L.L.C. and WMC Holding Corp.


 10.1(2)(1)  Employment and Co-Investment Agreement, dated as of October 31,
             1999, among Ripplewood Partners L.P., WMC Holding Corp., Seaview
             Holdings L.L.C., the Registrant and Jonathan N. Zakin.


 10.2(2)     Co-Investment Agreement, dated as of October 31, 1999, among
             Ripplewood Partners L.P., WMC Holding Corp., The Michael and
             Roberta Seedman Revocable Trust, Michael Seedman and the
             Registrant.


 10.3(2)(1)  Employment Agreement, dated as of November 1, 1999, by and between the Registrant and Amir Zoufonoun.


 10.4(2)(1)  Subscription and Employee Stockholder's Agreement, dated as of
             January 31, 2000, among WMC Holding Corp., the Registrant,
             Ripplewood Partners, L.P. and Amir Zoufonoun.


 10.5(2)(1)  Employment Agreement, dated as of February 16, 2000, by and between the Registrant and Nancy Huber.


 10.6(2)(1)  Subscription and Employee Stockholder's Agreement, dated as of
             February 28, 2000, among WMC Holding Corp., the Registrant,
             Ripplewood Partners, L.P. and Nancy Huber.


 10.7(2)(1)  Employment Agreement, dated as of May 2, 2000, among the
             Registrant and Fred Corsentino.


 10.8(2)(1)  Subscription and Employee Stockholder's Agreement, dated as of
             February 25, 2000, among WMC Holding Corp., the Registrant,
             Ripplewood Partners, L.P. and Fred Corsentino.


 10.11(2)(1) Employment Agreement, dated March 27, 2000, by and between the
             Registrant and Joe Tavormina.


 10.12(2)(1) Subscription and Employee Stockholder's Agreement, dated as of
             February 23, 2000, among WMC Holding Corp., the Registrant,
             Ripplewood Partners, L.P. and Joe Tavormina.


 10.13(2)(1) Employment Agreement, dated as of April 14, 2000, by and between the Registrant and Hanan Cohen.


 10.14(2)(1) Subscription and Employee Stockholder's Agreement, dated as of
             January 31, 2000, among WMC Holding Corp., the Registrant,
             Ripplewood Partners, L.P. and Hanan Cohen.


 10.15(2)(1) Employment Agreement, dated as of February 28, 2000, by and between the Registrant and John Saefke.


   Exhibit
   Number                                Description
 -----------                             -----------
 10.16(2)(1) Subscription and Employee Stockholder's Agreement, dated as of
             January 31, 2000; among WMC Holding Corp., the Registrant,
             Ripplewood Partners, L.P. and John Saefke.


 10.17(2)(1) 1999 Western Multiplex Corporation Stock Incentive Plan.


 10.18(3)(1) Western Multiplex Corporation Employee Stock Purchase Plan.


 10.19(3)(1) Western Multiplex Corporation 2000 Stock Option Plan for Non-
             Employee Directors.


 10.20(3) Stocking Distributor Agreement, dated May 27, 1998, by and between the Registrant and Somera Communications Inc.


 10.21(2)    Credit Agreement, dated as of November 1, 1999, among the
             Registrant, Credit Suisse First Boston as Lead Arranger and as
             Agent and the several financial institutions from time to time party to the agreement.


 10.22(2) Assignment and Assumption Agreement, dated October 18, 1999, between the Registrant and Glenayre Technologies, Inc., including the Lease, dated July 1, 1996, between Glenayre Electronics, Inc.
             and Yercaf N.V.


 10.23(2)    Lease, dated February 27, 1998, between Ubiquity Communication,
             Inc. and G&W/Copley Redwood Business Park, L.P.


 10.24(3)(1) Promissory Note, dated as of January 31, 2000, made by Amir
             Zoufonoun in favor of the Registrant.


 10.25(3)(1) Promissory Note, dated as of February 16, 2000, made by Nancy
             Huber in favor of the Registrant.


 10.26(3)(1) Promissory Note, dated as of February 25, 2000, made by Fred
             Corsentino in favor of the Registrant.


 10.27(3)(1) Promissory Note, dated as of February 23, 2000, made by Joe
             Tavormina in favor of the Registrant.


 10.28(3)(1) Promissory Note, dated as of March 22, 2000, made by Joe Tavormina in favor of the Registrant.


 10.30(3)(1) Promissory Note, dated as of January 31, 2000, made by Hanan Cohen in favor of the Registrant.


 10.29(3)(1) Amendment No. 1 to 1999 Western Multiplex Corporation Stock
             Incentive Plan, dated June 8, 2000.


 10.31(3)(1) Intellectual Property Assignment, dated November 1, 1999, from
             Glenayre Electronics, Inc. to the Registrant.
 10.32(3)    License Agreement, dated November 1, 1999, by and between Glenayre
             Electronics, Inc. and the Registrant


 10.33(4)    Ubiquity Communication, Inc. 1997 Stock Option Plan.


 10.34(4)    Ubiquity Communication, Inc. 1998 Stock Plan.


 10.35(4)    Ubiquity Communication, Inc. 1999 Stock Plan.


 10.36(4)(1) Amendment No. 1 to Western Multiplex Corporation 2000 Stock Option
             Plan for Non-Employee Directors, dated June 19, 2000.


 10.37(4)    Management Services Agreement between Ripplewood Holdings, L.L.C.
             and the Registrant, dated November 1, 1999.

 Exhibit
 Number                              Description
 -------                             -----------


  23.1   Consent of Independent Public Accountants


  24.1 Power of Attorney (included on the signature page of this Form 10-K and incorporated herein by reference).

- --------
(1) Management contract or compensatory/ plan or arrangement
(2) Incorporated by reference to the like-named exhibit to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-35200), as filed with the Commission on May 5, 2000.
(3) Incorporated by reference to the like-named exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1, as filed with the Commission on June 9, 2000.
(4) Incorporated by reference to the like-named exhibit to the Registrant's Amendment No. 3 to Registration Statement on Form S-1, as filed with the Commission on July 3, 2000.
(5) Incorporated by reference to the like-named exhibit to the Registrant's Amendment No. 5 to Registration Statement on Form S-1, as filed with the Commission on July 17, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Form 10-K and any amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                          Western Multiplex Corporation

                                                    /s/ Nancy Huber
                                          By: _________________________________
                                                        Nancy Huber
                                               Chief Financial Officer, Vice
                                                        President,
                                                   Finance and Secretary

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Nancy Huber his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K has been signed by the following persons in the capacities indicated on March 30, 2001:

     Signature                          Title
     ---------                          -----

         *           Chairman, Chief Executive Officer and
___________________  Director (Principal Executive Officer)
  Jonathan N. Zakin

  /s/ Nancy Huber    Chief Financial Officer (Principal
___________________  Financial Officer), Vice President, Finance
     Nancy Huber     (Principal Accounting Officer) and
                     Secretary

         *           President, Chief Operating Officer and
___________________  Director
   Amir Zoufonoun

         *           Director
___________________
   Michael Seedman

     Signature                           Title
     ---------                           -----

         *            Director
____________________
  Timothy C. Collins

         *            Director
____________________
  Jeffrey M. Hendren

         *            Director
____________________
   Hironori Aihara

         *            Director
____________________
  Michael J. Boskin

         *            Director
____________________
    Peter O. Crisp

         *            Director
____________________
  Stanley S. Shuman

  /s/ Nancy Huber
By: ________________
     Nancy Huber
  Attorney-in-Fact