Form 10-Q
period 2001-03-30
WESTERN MULTIPLEX CORP
filed 2001-05-14
CIK 1112263

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ______________ to ________________

                       Commission file number 000-30993


                                 -------------

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

                                 -------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Company's Class A common stock, par value $.01 per share, as of May 11, 2001 was 57,423,847. No shares of the Company's Class B common stock, par value $.01 per share, are outstanding.

================================================================================

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                             Page
                                                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 30, 2001 (unaudited) and
          December 31, 2000                                                                                    1

          Condensed Consolidated Income Statements for the three months ended March 30,
          2001 (unaudited) and March 31, 2000 (unaudited)                                                      2

          Condensed Consolidated Statements of Cash Flows for the three months ended
          March 30, 2001 (unaudited) and March 31, 2000 (unaudited)                                            3

          Notes to Condensed Consolidated Financial Statements                                                 4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                           9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                   15

Item 2.   Changes in Securities and Use of Proceeds                                                           15

Item 6.   Exhibits and Reports on Form 8-K                                                                    16

          Signature                                                                                           17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WESTERN MULTIPLEX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                          March 30,                December 31,
                                                                                            2001                      2000
                                                                                      ----------------           ---------------
                                                                                         (unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                              $ 14,682                  $ 31,094
      Short-term investments                                                                   23,174                    20,633
      Accounts receivable, net                                                                 37,488                    34,292
      Inventory                                                                                18,650                    10,949
      Prepaid expenses and other                                                                2,717                     4,970
      Deferred tax assets                                                                       1,573                     1,573
                                                                                      ----------------           ---------------
         Total current assets                                                                  98,284                   103,511

Long-term investments and other                                                                 7,137                     3,014
Equipment and leasehold improvements, net                                                       8,067                     5,381
Deferred tax assets                                                                             3,455                     3,565
Other long-term assets                                                                          2,550                     2,500
Goodwill and other intangible assets, net                                                      42,355                    22,906
                                                                                      ----------------           ---------------
         Total assets                                                                        $161,848                  $140,877
                                                                                      ================           ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Long-term debt--current portion                                                        $  1,000                  $      -
      Accounts payable                                                                         16,189                    10,208
      Accrued liabilities                                                                      11,220                     8,582
      Payable to parent company                                                                    35                        35
                                                                                      ----------------           ---------------
         Total current liabilities                                                             28,444                    18,825
Long-term debt                                                                                      2                        28
                                                                                      ----------------           ---------------
         Total liabilities                                                                     28,446                    18,853
                                                                                      ----------------           ---------------

Stockholders' equity:
      Common stock                                                                                981                       975
      Paid-in capital                                                                         153,662                   141,341
      Treasury stock                                                                          (21,000)                  (21,000)
      Deferred stock compensation                                                                (942)                   (4,310)
      Other comprehensive income                                                                  181                        12
      Retained earnings                                                                         1,582                     6,068
      Less:  Employee stock subscription receivable                                            (1,062)                   (1,062)
                                                                                      ----------------           ---------------
         Total stockholders' equity                                                           133,402                   122,024
                                                                                      ----------------           ---------------
         Total liabilities and stockholders' equity                                          $161,848                  $140,877
                                                                                      ================           ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                                                                          Three Months Ended
                                                                                    ----------------------------
                                                                                        March 30,      March 31,
                                                                                          2001           2000
                                                                                    -------------    -----------
Revenue                                                                               $    37,585    $    17,020
Cost of revenue                                                                            18,899          7,725
                                                                                    -------------    -----------
      Gross profit                                                                         18,686          9,295
                                                                                    -------------    -----------
Operating expenses:
      Research and development                                                              4,077          1,941
      Sales and marketing                                                                   7,079          2,549
      General and administrative                                                            2,910          1,089
      Amortization of goodwill                                                                822            187
      Amortization of deferred stock compensation                                           1,941            886
      Impairment of goodwill                                                                4,331              -
      Restructuring charges                                                                 1,108              -
      Merger costs                                                                             30              -
                                                                                    -------------    -----------
         Total operating expenses                                                          22,298          6,652
                                                                                    -------------    -----------
         Income (loss) from operations                                                     (3,612)         2,643
Interest income (expense), net                                                                472           (597)
                                                                                    -------------    -----------
         Income (loss) before taxes                                                        (3,140)         2,046
Income tax provision                                                                        1,346          1,283
                                                                                    -------------    -----------
         Net income (loss)                                                            $    (4,486)   $       763
                                                                                    =============    ===========
Basic earnings (loss) per share                                                       $     (0.08)   $      0.02
                                                                                    =============    ===========
Diluted earnings (loss) per share                                                     $     (0.08)   $      0.02
                                                                                    =============    ===========
Shares used to compute basic earnings (loss) per share                                 55,999,230     39,134,150
                                                                                    =============    ===========
Shares used to compute diluted earnings (loss) per share                               55,999,230     46,208,628
                                                                                    =============    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                          Three Months Ended
                                                                                    ----------------------------
                                                                                        March 30,      March 31,
                                                                                          2001           2000
                                                                                    -------------    -----------
Cash flows from operating activities:
      Net income (loss)                                                                 $ (4,486)      $    763
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                                                    3,669          1,193
          Amortization of deferred financing costs                                             -             48
          Impairment of goodwill                                                           4,331              -
          Provision for bad debt                                                             500             49
          Assets and liabilities, net of acquisition:
             Accounts receivable                                                          (3,696)           821
             Inventory                                                                    (7,701)        (4,670)
             Prepaid expenses and other                                                    2,627           (113)
             Deferred taxes                                                                  110            110
             Accounts payable and accrued liabilities                                      6,861          2,678
             Payable to parent company                                                         -           (897)
                                                                                    -------------    -----------
                  Net cash provided by (used in) operating activities                      2,215            (18)
                                                                                    -------------    -----------
Cash flows from investing activities:
      Purchases of equipment and leasehold improvements                                   (2,501)          (316)
      Purchases of investments                                                            (6,495)             -
      Acquisition of WirelessHome                                                        (10,428)             -
                                                                                    -------------    -----------
                  Net cash used in investing activities                                  (19,424)          (316)
                                                                                    -------------    -----------
Cash flows from financing activities:
      Net proceeds from issuance of shares                                                     -          1,917
      Exercise of stock options                                                              248              -
      Issuance of employee stock purchase plan shares                                      1,254              -
      Repayment of long-term debt                                                           (705)             -
      Employee subscriptions receivable                                                        -         (1,002)
                                                                                    -------------    -----------
                  Net cash provided by financing activities                                   797            915
                                                                                    -------------    -----------
Net increase (decrease) in cash                                                          (16,412)           581
Cash and cash equivalents, beginning of period                                            31,094          1,913
                                                                                    -------------    -----------
Cash and cash equivalents, end of period                                                $ 14,682       $  2,494
                                                                                    =============    ===========
Supplemental Disclosures:
      Cash paid for:
          Interest                                                                      $     69       $    416
                                                                                    =============    ===========
          Income taxes                                                                  $    120       $  1,666
                                                                                    =============    ===========
Noncash Transactions:
      Issuance of shares and stock options assumed in connection
          with WirelessHome acquisition                                                 $ 12,061       $      -
                                                                                    =============    ===========
      Restructuring charges                                                             $    226       $      -
                                                                                    =============    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

  The Company was acquired by GTI Acquisition Corporation ("GTI") in 1995, a wholly-owned subsidiary of Glenayre Technologies Inc. ("Glenayre").

  Effective November 1, 1999, a recapitalization of the Company was executed that included the following transactions, in accordance with the terms of the Amended and Restated Acquisition Agreement by and among GTI Acquisition Corp., Glenayre, the Company and WMC Holding Corp., dated September 30, 1999 (the "Agreement"):

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

  On March 24, 2000, the Company acquired Ubiquity Communication, Inc. ("Ubiquity"), located in Petaluma, California. Ubiquity was a development stage company, which designs and develops point-to-multipoint broadband wireless systems. The Company issued 692,772 shares of Class A common stock in the acquisition and reserved 137,727 shares for issuance upon the exercise of the Ubiquity options assumed. The acquisition was accounted for as a purchase transaction. The total purchase price was valued at $6.4 million. Purchased intangibles and goodwill related to the acquisition totaled approximately $6.8 million and is being amortized on a straight-line basis over the estimated useful life of three years. The Company subsequently granted to certain Ubiquity employees an additional 350,000 options at an exercise price of $.50 under the Western Multiplex Corporation 1999 Stock Incentive Plan. Additionally, certain Ubiquity employees purchased 300,000 shares of WMC Holding Corp. In March 2001, Ubiquity operations were closed due to the acquisition of WirelessHome.

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

  In November 2000, the Company entered into an Agreement and Plan of Merger with Adaptive Broadband Corporation ("Adaptive"). This proposed merger was subject to the approval of both the Company's and Adaptive's stockholders in special meetings of the stockholders of each company. In January 2001, prior to the special stockholders' meetings taking place, both companies mutually agreed to terminate the merger agreement.

  On March 22, 2001, the Company acquired WirelessHome Corporation ("WirelessHome") located in Long Beach, California. WirelessHome is a development stage company that designs and develops point-to-multipoint systems. The acquisition was accounted for as a purchase. In a cash and stock transaction, the Company acquired WirelessHome for consideration of $23 million, including transaction expenses. The initial purchase price allocation was as follows: $24.6 million to goodwill, $0.4 million to current assets, $0.9 million to other assets and assumed current liabilities of $3.2 million. Unaudited proforma operating results of the Company for the periods indicated assume the WirelessHome acquisition occurred as of January 1, 2000 (in thousands except per share amounts).

                                           Three months ended
                                           ------------------
                                    March 30, 2001        March 31, 2000
                                    --------------        --------------

          Revenue                      $37,585                $17,020
          Net loss                     $(8,332)               $(2,743)
          Diluted loss per share       $ (0.15)               $ (0.07)

Goodwill related to the acquisition is being amortized on a straight-line basis over the estimated useful life of five years. The total purchase price, as well as the initial allocation, are subject to adjustments upon WirelessHome meeting certain development milestones and other considerations. WirelessHome will replace Ubiquity in the development of our point-to-multipoint systems, and as such, the Company closed its Ubiquity operations in the quarter ended March 30, 2001. Consequently, the Company recorded restructuring charges of $1.1 million. The charge includes $0.9 million of cash provisions which include severance of $0.7 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of March 30, 2001 approximately $0.1 million of these costs were incurred with the remainder expected to be paid by the end of 2001. The charge also includes $0.2 million of non cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

2.  Basis of Presentation

  In the opinion of management, the unaudited interim condensed consolidated financial statements furnished in this report reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods covered and of the Company's financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 is derived from audited financial statements as of that date.


3.  Summary of Significant Accounting Policies

 Inventory

  Inventory, net of provisions, is stated at the lower of cost (first-in, first-out), consisting of materials, labor and overhead or market and consists of the following (in thousands):

                                               March 30,         December 31,
                                                  2001               2000
                                            ----------------   ---------------
   Raw materials......................            $  6,812          $  3,628
   Work-in-process....................               2,912             1,646
   Finished goods.....................               8,926             5,675
                                            ----------------   ---------------
                                                  $ 18,650          $ 10,949
                                            ================   ===============


 Goodwill and Other Intangible Assets

  Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totals $22.0 million. This goodwill is being amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year.

  Goodwill and other intangible assets related to the acquisition of Ubiquity (see Note 1) totaled $6.8 million. In March 2001, the Company recorded an impairment of the Ubiquity goodwill of $4.3 million as a result of closing the Ubiquity operations. The amount of the charge equals the unamortized amount of these intangible assets as of the date of closure of the Ubiquity operations as no future benefit is anticipated, since Ubiquity is being replaced by WirelessHome as the developer of point-to-multipoint systems.

  Goodwill related to the acquisition of WirelessHome totaled $24.6 million. This goodwill is being amortized on a straight-line basis over an estimated useful life of five years.

  Like with the Ubiquity goodwill, the carrying amount of any goodwill is reviewed if facts and circumstances suggest that it may be impaired. If the review indicates that goodwill would not be recoverable, as determined based on the expected future undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of the goodwill would be reduced by the estimated shortfall.


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


 Major Customers

  Three customers accounted for 20.3%, 17.8% and 14.8% of total revenue for the first quarter of 2001, and one customer accounted for 17.0% of total revenue for the first quarter of 2000.


 Earnings Per Share of Common Stock

  Basic and diluted net income per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 55,999,230 and 39,134,150 for the three months ended March 30, 2001 and March 31, 2000, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. Diluted earnings per share were computed using the weighted average number of shares outstanding of 55,999,230 and 46,208,628 for the three months ended March 30, 2001 and March 31, 2000, respectively. For the three months ended March 30, 2001, the incremental shares from the assumed exercise of stock options were not included in computing diluted per share amounts as there was a net loss for the period and the effect of such assumed conversion would be antidilutive.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000 or January 1, 2001 for the Company. To date, the Company has not entered into any derivative financial instrument contracts. Thus, adoption of SFAS No. 133 did not have a material impact on its financial statements.

4.  Long-Term Debt

  On November 1, 1999, the Company entered into a credit agreement with Credit Suisse First Boston, as agent. The credit agreement included two term notes and a $10 million revolving credit facility maturing in 2002. The Company may prepay the term notes at any time upon adequate notice to the lender. The term notes also call for mandatory prepayments in the event of an initial public offering of the Company. In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility. At March 30, 2001, there were no borrowings were outstanding under the revolving credit facility.

  Upon acquiring WirelessHome in March 2001, the Company assumed outstanding debt of $1.7 million of which approximately $700,000 has been repaid. The remaining balance of $1 million represents a term note bearing interest at 10% maturing in 2001.


5.  Income Taxes

  During the three months ended March 30, 2001, the Company reported a loss before taxes of $3.1 million and a provision for taxes of $1.3 million. For the three months ended March 30, 2000, the effective income tax rate was 62.7%. The provision for income taxes differs from the amounts which would result by applying the applicable Federal statutory income tax rate to income (loss) before taxes due to increases in taxes primarily resulting from nondeductible amortization of goodwill of $412,000, amortization of deferred stock compensation of $1.9 million and impairment of goodwill of $4.3 million for the three months ended March 30, 2001 and primarily resulting from nondeductible amortization of deferred stock compensation of $886,000 for the three months ended March 31, 2000.


6.  Common Stock

 Common Stock

  The Company's common stock consists of Class A and Class B common stock. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the election of the stockholder or automatically in the event of an initial public offering of the Company.

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

  As of March 30, 2001, there were 57,315,832 shares of Class A common stock issued and outstanding and 42,000,000 shares of Class A treasury stock.


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

  In connection with the acquisition of WirelessHome Corporation, the Company assumed a warrant to purchase 4,162 shares of the Company's Class A common stock at an exercise price of $9.61 per share. These warrants expire on December 16, 2009.


 Stock Sales

  During the three months ended March 31, 2000, certain Western Multiplex employees and consultants entered into co-investment agreements with WMC Holding Corp. Under the co-investment agreements, 3,830,351 shares were purchased of WMC Holding Corp. at $0.50 per share and WMC Holding Corp. used the proceeds to purchase 3,830,351 shares of Class A common stock of the Company at $0.50 per share. In connection with the stock sales, the Company granted subscription loans to a few employees. As a result, the Company had $1.1 million of employee subscription receivable outstanding as of March 30, 2001.


 Deferred Stock Compensation

  In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders' equity. The portion of deferred stock compensation associated with the stock options will be amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested under the accelerated method. The Company recorded amortization of deferred compensation of $1.9 million, net of forfeitures, and $886,000 for the three months ended March 30, 2001 and March 31, 2000, respectively. As part of the WirelessHome acquisition, the Company assumed certain unvested options that when converted would result in approximately 113,000 shares of common stock outstanding. These options have an exercise price of approximately $5.00 per share of the Company. The unvested options resulted in additional deferred compensation of $0.3 million recorded as of the date of acquisition. During the first quarter of 2001, the Company reversed approximately $1.8 million of deferred stock compensation previously recorded due to cancellations and forfeitures of unexercised stock options.


7.  Stock Plans

 Employee Stock Purchase Plan

  In June 2000, the Company adopted the Western Multiplex Corporation Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The Company has initially reserved for issuance under the plan 1,000,000 shares of its Class A common stock. An annual increase in shares reserved will occur on the first day of each of the Company's fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 as defined in the plan.

  In August 2000, subsequent to the completion of the initial public offering, the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was July 31, 2000. On January 31, 2001, the Company issued 120,941 shares at $10.20 per share to employees participating in the ESPP.


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

  The exercise price for stock options may not be less than 100% of the fair market value of the Company's Class A common stock on the date of the grant (110% for any option granted to any stockholder who owns more than 10% of the total combined voting power of all classes of stock of the Company or its parent or subsidiary corporation), as determined by the Compensation Committee. An option may not vest at less than 20% per year over five years, as determined by the Compensation Committee.

 Ubiquity Communication Plans

  In connection with our organization of Ubiquity Communication, Inc. on March 24, 2000, the Company assumed the obligations under Ubiquity Communication's equity incentive plans ("Ubiquity Plans"). As a result, all options granted under the Ubiquity Plans became options to purchase shares of the Company's common stock. As of March 24, 2000, the Company assumed 137,727 options that had been granted under these plans.


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

  The following table summarizes stock option activity under the 1999 Plan, the Ubiquity Plans and the 2000 Plan for the three months ended March 30, 2001:

                                                                   Options Outstanding
                                                               --------------------------
                                                                                 Weighted
                                                                                 Average
                                             Options             Number          Exercise
                                             Available         of Shares           Price
                                             ---------         ---------         --------
 Balance at December 31, 2000                4,687,999         7,433,728           $ 4.53
      Authorized                                     -
      Granted                                 (966,250)          966,250            10.08
      Exercised                                      -          (496,683)            0.50
      Cancelled                                106,830          (106,830)            1.93
                                             ---------         ---------         --------
 Balance at March 30, 2001                   3,828,579         7,796,465           $ 5.49
                                             =========         =========         ========

  As of March 30, 2001, 2,096,661 shares were exercisable under the 1999 Plan, the Ubiquity Plans and the 2000 Plan.

  As part of the WirelessHome acquisition, the Company assumed certain vested and unvested options that when converted would result in approximately 14,400 and 113,000 shares of common stock outstanding. These options have a weighted average exercise price of $5.00 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which reflect our current views with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those described in such forward-looking statements or from historical results. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements include statements related to the plans and objectives of management for future operations, and statements as to the Company's future economic performance, financial conditions or results of operations. The Company's actual results could differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, technological innovations in wireless communications markets, the availability and the price of raw materials and components used in the Company's products, the demand for our wireless systems and products and acceptance of our new products.

  The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K filed with the Securities and Exchange Commission.


Overview

  We were founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, we changed our strategy, became a designer and manufacturer of broadband wireless systems and launched our broadband wireless point-to-point systems primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, we introduced our point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on our core technologies and the technology acquired through our purchase of WirelessHome Corporation in March 2001, we are currently developing point-to-multipoint systems that will enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub.

  On August 4, 2000, the Company completed its initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to the Company of approximately $91.1 million after payment of underwriters' commissions and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

  In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. The Company made the mandatory prepayment of its term notes to Credit Suisse First Boston and also repaid all borrowings outstanding under the revolving credit facility. The total repayment including accrued interest was $28.9 million.

  Revenue. We primarily generate revenue from the sale of point-to-point broadband wireless systems designed for and used by wireless operators, service providers, businesses, and other enterprises. Our point-to-multipoint systems are still under development and we expect to begin offering these systems for sale in the fourth quarter of 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We recognize revenue from the sale of our systems and parts when all the following conditions are met: the system or part has been shipped, we have the right to invoice the customer, the collection of the receivable is probable, and we have no significant obligations remaining. Revenue from services is recognized over the period for which the services are performed, which is less than one month. Revenue from product rentals is recognized over the period of the rental.

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

  For the three months ended March 30, 2001 and March 31, 2000, international sales as a percentage of total sales accounted for approximately 16% and 29%, respectively. We expect international sales to increase in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

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

  Cost of revenue. Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers, customer service and accrued warranty costs. We currently outsource the majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration. We expect to realize lower per unit product costs as we bring more of our production in-house, in anticipation of an improvement in overhead absorption. However, we cannot assure you when or if cost reductions will occur. The failure to achieve these cost reductions could materially adversely affect our gross margins and operating results.

  Gross profit. Our gross profit is affected by both the average selling prices of our products and our cost of revenue. Historically, decreases in our average selling prices have generally been offset by reductions in our per unit product cost. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset a reduction in our average selling prices.

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

  Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain business and technical personnel. Prior to our initial public offering, we recorded deferred stock compensation on certain options for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees in all operating expense categories.


Acquisition of Ubiquity Communication, Inc.

  On March 24, 2000, we acquired Ubiquity Communication, Inc., located in Petaluma, California. Through the acquisition, we acquired technology for use in the development of our point-to-multipoint systems. At the time of the acquisition, Ubiquity Communication had seven employees, including six engineers. In connection with the acquisition, we issued 692,772 shares of our Class A common stock to its former owners and reserved 137,727 shares of our Class A common stock for issuance upon the exercise of the Ubiquity Communication options we assumed. We believe the value of the consideration paid for the acquisition of Ubiquity Communication was $6.4 million. We accounted for the transaction using the purchase method of accounting. In March 2001, Ubiquity operations were closed due to the acquisition of WirelessHome.

Recapitalization

  On November 1, 1999, Ripplewood Partners, L.P. and affiliates acquired 94.6% of our capital stock from Glenayre

Technologies, Inc. through a wholly-owned subsidiary, WMC Holding Corp., in a transaction accounted for as a recapitalization. Prior to the recapitalization, we were an indirect wholly-owned subsidiary of Glenayre Technologies, Inc., which had previously acquired us in 1995. As part of Glenayre's acquisition of us, Glenayre recognized $21.6 million of goodwill, amortized over a 30-year useful life. This goodwill amount is reflected on our historical financial statements. As of December 31, 2000, there was $18.6 million to be amortized over the remaining 25-year term.

  We intend to treat the recapitalization as an asset acquisition for federal income tax purposes. As a result, we recorded a deferred tax asset in the amount of $3.9 million which will offset future tax liabilities during the next 15 years, assuming that we have sufficient income to realize the full benefit of this deduction.


Acquisition of WirelessHome Corporation

  On March 22, 2001, we acquired WirelessHome Corporation, a Long Beach, California-based company for consideration of $23 million. Through this acquisition, we acquired point-to-multipoint technology in the Beta phase for use in the development of our point-to-multipoint systems. WirelessHome technology will replace Ubiquity in the development of our point-to-multipoint systems, and as such, we closed our Ubiquity operations in the quarter ended March 30, 2001. Consequently, we recorded restructuring charges of $1.1 million. The charge includes $0.9 million of cash provisions which include severance of $0.7 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of March 30, 2001 approximately $0.1 million of these costs wee incurred with the remainder expected to be paid by the end of 2001. The charge also includes $0.2 million of non cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.


Results of Operations

  The following table provides results of operations data as a percentage of revenue for the periods presented.

                                                                                          Three Months Ended
                                                                                    ----------------------------
                                                                                        March 30,      March 31,
                                                                                          2001           2000
                                                                                    -------------    -----------
Revenue                                                                                     100.0%           100.0%
Cost of revenue                                                                              50.3             45.4
                                                                                    -------------    -------------
Gross profit                                                                                 49.7             54.6

Operating expenses:
      Research and development                                                               10.9             11.4
      Sales and marketing                                                                    18.8             15.0
      General and administrative                                                              7.7              6.4
      Amortization of goodwill                                                                2.2              1.1
      Amortization of deferred stock compensation                                             5.2              5.2
      Impairment of goodwill                                                                 11.5                -
      Restructuring costs                                                                     2.9                -
      Merger costs                                                                            0.1                -
                                                                                    -------------    -------------
         Total operating expenses                                                            59.3             39.1
                                                                                    -------------    -------------
Income (loss) from operations                                                                (9.6)            15.5
Interest income (expense), net                                                                1.3             (3.5)
                                                                                    -------------    -------------
Income (loss) before taxes                                                                   (8.3)            12.0
Income tax provision                                                                          3.6              7.5
                                                                                    -------------    -------------
Net (loss) income                                                                           (11.9)%            4.5%
                                                                                    =============    =============

Comparison of Three Months Ended March 30, 2001 and March 31, 2000

  Revenue. Revenue increased 120.8% from $17.0 million in the first quarter of 2000 to $37.6 million in the first quarter of 2001. Revenue increased primarily due to a 113.0% increase in the volume of products shipped in the first quarter of 2001 as compared to the first quarter of 2000, combined with an increase of 7.1% in average selling price of our products in the first quarter of 2001 as compared to the first quarter of 2000. Comstor, Somera Communications, Inc. and Hutton Communications, Inc., three of our distributors, accounted for 20.3%, 17.8% and 14.8%, respectively, of total revenue in the first quarter of 2001, and Somera Communications, Inc. accounted for 17.0% of total revenue in the first quarter of 2000.

  Cost of revenue. Cost of revenue increased 144.6% from $7.7 million in the first quarter of 2000 to $18.9 million in the first quarter of 2001. As a percentage of revenue, cost of revenue increased from 45.4% in the first quarter of 2000 to 50.3% in the first quarter of 2001. The increase in cost of revenue was primarily attributable to increased sales. The increase in cost of revenue as a percentage of sales from the first quarter of 2000 to the first quarter of 2001 was attributable to the higher volume of lower speed, lower margin products sold in the first quarter of 2001 compared to a higher volume of higher speed, higher margin products sold in the first quarter of 2000.

  Research and development. Research and development expenses increased 110.0% from $1.9 million in the first quarter of 2000 to $4.1 million in the first quarter of 2001. The increase in research and development expenses was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses decreased from 11.4% in the first quarter of 2000 to 10.9% in the first quarter of 2001.

  Sales and marketing. Sales and marketing expenses increased 177.7% from $2.5 million in the first quarter of 2000 to $7.1 million in the first quarter of 2001. The increase in sales and marketing expenses is primarily attributable to increased sales and marketing personnel, advertising, tradeshow, and public relations expenses. As a percentage of revenue, sales and marketing expenses increased from 15.0% in the first quarter of 2000 to 18.8% in the first quarter of 2001.

  General and administrative. General and administrative expenses increased 167.2% from $1.1 million in the first quarter of 2000 to $2.9 million in the first quarter of 2001. The increase in general and administrative expenses is primarily due to increased personnel and consulting expenses. As a percentage of revenue, general and administrative expenses increased from 6.4% in the first quarter of 2000 to 7.7% in the first quarter of 2001.

  Amortization of goodwill.   Amortization of goodwill increased from $187,000
in the first quarter of 2000 to $822,000 in the first quarter of 2001. The increase in amortization of goodwill is attributable to goodwill and other intangible assets related to the Ubiquity acquisition in March 2000 and goodwill related to the WirelessHome acquisition.

  Impairment of goodwill. We recorded $4.3 million of impairment for goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equals the unamortized amount of the goodwill as of the date of the closure of the Ubiquity facilities as no future benefit is anticipated since Ubiquity is being replaced by WirelessHome as the developer of point-to-multipoint systems.

  Restructuring charges. We recorded $1.1 million of restructuring charges related to the closure of our former Ubiquity operations during the first quarter of 2001. The charges includes $0.9 million of cash provisions which include severance of $0.7 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of March 30, 2001, approximately $0.1 million of these cost were incurred with the remainder expected to be paid by the end of 2001. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

  Amortization of deferred stock compensation. Amortization of deferred stock compensation was $886,000 in the first quarter of 2000 and $1.9 million for the first quarter of 2001. The increase in amortization of deferred stock compensation is primarily attributable to the expensing of the unamortized portion of the deferred stock compensation associated with the Ubiquity employees as a result of closing the Ubiquity operations in the first quarter of 2001.

  Interest income (expense), net. Interest income (expense), net increased from $(597,000) in the first quarter of 2000 to $472,000 in the first quarter of 2001. The increase in interest income (expense) from the first quarter of 2000 to the first quarter of 2001 was attributable to interest income earned on our money market account and significantly reduced interest expense due to the repayment of our debt.

  Income tax provision. The income tax provision increased 4.9% from $1.3 million in the first quarter of 2000 to $1.3 million in the first quarter of 2001. For the three months ended March 30, 2001, the Company reported a loss before taxes of $3.1 million and a tax provision of $1.3 million. For the three months ended March 30, 2000, the effective income tax rate was 62.7%. Although the Company reported a loss before taxes for the three months ended March 30, 2001, the Company still had a provision for income taxes due to significant nondeductible amounts including a portion of the amortization of goodwill, the amortization of deferred stock compensation and the impairment of goodwill. For the three months ended March 31, 2000, the primary nondeductible amounts were the amortization of deferred stock compensation.


Liquidity and Capital Resources

  As discussed in the Overview above, the Company had net proceeds of approximately $91.1 million from the initial public offering and in August 2000 used approximately $29.0 million of the net proceeds to repay outstanding indebtedness under its term notes along with the outstanding borrowings under its revolving credit facility. Of the net proceeds, the Company also used approximately $3 million to pay a security deposit in connection with a new noncancellable operating lease, approximately $10 million in connection with the acquisition of WirelessHome, approximately $30 million to invest in short-term and long-term interest-bearing, investment-grade securities, and approximately $4 million to finance its operations and working capital requirements.

  As of the date of this Quarterly Report on Form 10-Q, we have not allocated the remaining net proceeds of the offering for specific uses. We expect to use the remainder of the net proceeds of the offering primarily for general corporate purposes, including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. We may also use a portion of the net proceeds to acquire complementary businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. However, we have no specific plans, agreements or commitments.

  We have not identified the specific use of the remainder of the net proceeds due to the flexible nature of our planning process. The amounts that we actually expend for general corporate and other purposes will vary significantly depending on a number of factors, including future sales growth and the amount of cash we generate from operations, if any. Pending the use of the proceeds described above, we will invest the remainder of the net proceeds in interest-bearing, investment-grade securities.

  Prior to our initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing.

  Cash and cash equivalents decreased by $16.4 million from $31.1 million at December 31, 2000 to $14.7 million at March 30, 2001. Cash and cash equivalents increased by $581,000 from $1.9 million at December 31, 1999 to $2.5 million at March 31, 2000. Net cash provided by operating activities was $2.2 million in the three months ended March 30, 2001, and net cash used in operating activities was $18,000 in the three months ended March 31, 2000.

  Net cash used in investing activities increased from $316,000 in the three months ended March 31, 2000 to $19.4 million in the three months ended March 30, 2001 due to increases in capital spending of $2.5 million, purchases of investments of $6.5 million and acquisition of WirelessHome of $10.4 million.

  Net cash provided by financing activities was $797,000 in the three months ended March 30, 2001 resulting from employee stock purchase plan shares of $1.3 million, exercise of stock options of $248,000 offset by repayment of long-term debt of $705,000. Net cash provided by financing activities in the three months ended March 31, 2000 was $915,000 representing net proceeds from issuance of shares of $1.9 million offset by issuances of stockholders' notes to employees of $1.0 million.

  We believe that our current available cash and investments combined with our available borrowings will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. Our management intends to invest any cash in excess of current operating requirements in interest-bearing investment-grade securities. Our future capital requirements will depend upon many factors, including management of working capital, the success of marketing, sales and distribution efforts, the timing of research and product development efforts and expansion of our marketing efforts.


Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000 or January 1, 2001 for the Company. We do not have any derivative instruments or hedging activities. Thus, the adoption of SFAS No. 133 did not have a material impact on our financial statements.

Seasonality

  Historically, our revenues have been stronger in the last two quarters of the fiscal year. This shift may primarily be attributed to the budgetary constraints of the customers in our industry and weather conditions, which make an outdoor installation more difficult during the winter. However, going forward, we believe the impact of seasonal fluctuations on our business will decrease because our expansion into international markets may minimize the impact that weather conditions may have on our overall sales.



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



PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Company is not currently a party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

  From January 1, 2001 through March 30, 2001, the Registrant Company has issued and sold the following unregistered securities:

  On March 22, 2001, the Company issued 1,128,789 shares of its Class A common stock, par value $.01 per share, in connection with its acquisition of WirelessHome Corporation.

  There were no underwriters employed in connection with the issuances set forth above. The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Use of Proceeds from Registered Offerings

  The Company received approximately $91.1 million of net proceeds from its initial public offering on August 4, 2000. The net proceeds will be and have been used primarily for general corporate purposes, including working capital, expansion of the registrant's engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. Pending such uses, the net proceeds have been invested in interest-bearing investment-grade securities. From the time of receipt through March 13, 2001, the Company used approximately $29 million of the net proceeds to prepay term loans and repay revolving credit loans under its credit facilities, approximately $3 million to pay a security deposit in connection with a new noncancellable operating lease, approximately $10 million of issuance costs in connection with the acquisition of WirelessHome, approximately $30 million to invest in short-term and long-term interest-bearing, investment-grade securities, and approximately $4 million to finance its operations and working capital requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    None

b. On January 11, 2001, the Company filed a Current Report on Form 8-K announcing the termination of the Agreement and Plan of Merger, dated as of November 12, 2000, between the Company and Adaptive Broadband, Inc. On March 22, 2001, the Company filed a Current Report on Form 8-K announcing the acquisition of WirelessHome Corporation.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 2001           Western Multiplex Corporation


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