Form 10-Q
period 2001-06-29
WESTERN MULTIPLEX CORP
filed 2001-08-13
CIK 1112263

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 29, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ______________ to ________________

                       Commission file number 000-30993

                                  __________

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

                                  __________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Company's Class A common stock, par value $.01 per share, as of August 7, 2001 was 57,846,911. No shares of the Company's Class B common stock, par value $.01 per share, are outstanding.
================================================================================

                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                                                                         Page
                                                                                                                          ----
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at June 29, 2001 (unaudited) and December 31, 2000                        1

            Condensed Consolidated Income Statements for the three months and six months ended June 29,                     2
            2001 (unaudited) and June 30, 2000 (unaudited)

            Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2001 (unaudited)              3
            and June 30, 2000 (unaudited)

            Notes to Condensed Consolidated Financial Statements (unaudited)                                                4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                          10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                     16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                              16

Item 2.     Changes in Securities and Use of Proceeds                                                                      16

Item 6.     Exhibits and Reports on Form 8-K                                                                               16

            Signature                                                                                                      17

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         WESTERN MULTIPLEX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                   June 29,                 December 31,
                                                                                     2001                       2000
                                                                              ---------------             --------------
                                                                                 (unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                $        11,901             $       31,094
     Short-term investments                                                            15,312                     20,633
     Accounts receivable, net                                                          32,593                     34,292
     Inventory                                                                         23,846                     10,949
     Prepaid expenses and other                                                         2,032                      4,970
     Deferred tax assets                                                                3,182                      1,573
                                                                              ---------------             --------------
         Total current assets                                                          88,866                    103,511

Long-term investments and other                                                         5,128                      3,014
Equipment and leasehold improvements, net                                               8,528                      5,381
Deferred tax assets                                                                     3,455                      3,565
Other long-term assets                                                                  2,575                      2,500
Goodwill and other intangible assets, net                                              40,968                     22,906
                                                                              ---------------             --------------
         Total assets                                                         $       149,520             $      140,877
                                                                              ===============             ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $        12,103             $       10,208
     Accrued liabilities                                                                7,435                      8,582
     Payable to parent company                                                             35                         35
                                                                              ---------------             --------------
         Total current liabilities                                                     19,573                     18,825
Long-term debt                                                                              -                         28
                                                                              ---------------             --------------
         Total liabilities                                                             19,573                     18,853
                                                                              ---------------             --------------

Stockholders' equity:
     Common stock                                                                         986                        975
     Paid-in capital                                                                  153,925                    141,341
     Treasury stock                                                                   (21,000)                   (21,000)
     Deferred stock compensation                                                         (627)                    (4,310)
     Other comprehensive income                                                           142                         12
     Retained earnings (deficit)                                                       (2,547)                     6,068
     Less:   Employee stock subscription receivable                                      (932)                    (1,062)
                                                                              ---------------             --------------
         Total stockholders' equity                                                   129,947                    122,024
                                                                              ---------------             --------------
         Total liabilities and stockholders' equity                           $       149,520             $      140,877
                                                                              ===============             ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                                                   Three Months Ended                     Six Months Ended
                                                                June 29,         June 30,             June 29,         June 30,
                                                                  2001             2000                 2001             2000
                                                              -----------      -----------          -----------     ------------
Revenue                                                       $    22,295      $    20,944          $    59,880     $     37,964
Cost of revenue                                                    12,085            9,340               30,984           17,065
                                                              -----------      -----------          -----------     ------------

      Gross profit                                                 10,210           11,604               28,896           20,899
                                                              -----------      -----------          -----------     ------------

Operating expenses:
      Research and development                                      5,054            2,828                9,131            4,769
      Sales and marketing                                           6,038            3,202               13,117            5,751
      General and administrative                                    3,450            1,463                6,360            2,552
      Amortization of goodwill                                      1,414              751                2,236              938
      Amortization of deferred stock compensation                     315            1,082                2,256            1,968
      Impairment of goodwill                                            -                -                4,331                -
      Restructuring charges                                           312                -                1,420                -
      Merger costs                                                      -                -                   30                -
                                                              -----------      -----------          -----------     ------------
         Total operating expenses                                  16,583            9,326               38,881           15,978
                                                              -----------      -----------          -----------     ------------
         Income (loss) from operations                             (6,373)           2,278               (9,985)           4,921
Interest income (expense), net                                        444             (627)                 916           (1,224)
                                                              -----------      -----------          -----------     ------------
         Income (loss) before taxes                                (5,929)           1,651               (9,069)           3,697
Income tax provision (benefit)                                     (1,797)           1,100                 (451)           2,383
                                                              -----------      -----------          -----------     ------------
         Net income (loss)                                    $    (4,132)     $       551          $    (8,618)    $      1,314
                                                              ===========      ===========          ===========     ============
Basic and diluted earnings (loss) per share                   $     (0.07)     $      0.01          $     (0.15)    $       0.03
                                                              ===========      ===========          ===========     ============
Shares used to compute basic earnings (loss) per share         57,509,224       42,709,145           56,791,902       41,454,483
                                                              ===========      ===========          ===========     ============
Shares used to compute diluted earnings (loss) per share       57,509,224       50,797,779           56,791,902       48,858,593
                                                              ===========      ===========          ===========     ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WESTERN MULTIPLEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)



                                                                                          Six Months Ended
                                                                                  ----------------------------------
                                                                                      June 29,          June 30,
                                                                                        2001              2000
                                                                                  ----------------  -----------------
Cash flows from operating activities:
      Net income (loss)                                                           $       (8,618)    $        1,314
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                    5,859              3,340
          Amortization of deferred financing costs                                             -                 96
          Impairment of goodwill                                                           4,331                  -
          Provision for bad debt                                                             767                149
          Assets and liabilities:
             Accounts receivable                                                             932             (5,032)
             Inventory                                                                   (12,897)            (6,610)
             Prepaid expenses and other                                                    3,003               (917)
             Deferred tax assets                                                          (1,499)               242
             Other long-term assets                                                          (25)                 -
             Accounts payable and accrued liabilities                                       (558)             3,955
             Payable to parent company                                                         -               (719)
             Other long-term obligations                                                       -                 47
                                                                                  ----------------  -----------------
                  Net cash used in operating activities                                   (8,705)            (4,135)
                                                                                  ----------------  -----------------
Cash flows from investing activities:
      Purchases of equipment and leasehold improvements                                   (3,875)            (1,291)
      Purchases of investment securities                                                 (10,154)                 -
      Proceeds from sale of investment securities                                         13,491                  -
      Cash paid for acquisition of WirelessHome, net of cash acquired                    (10,146)                 -
                                                                                  ----------------  -----------------
                  Net cash used in investing activities                                  (10,684)            (1,291)
                                                                                  ----------------  -----------------
Cash flows from financing activities:
      Net proceeds from issuance of shares                                                   (41)             2,385
      Exercise of stock options                                                              556                  -
      Issuance of employee stock purchase plan shares                                      1,254                  -
      Repayment of long-term debt                                                         (1,703)              (909)
      Borrowings on line of credit                                                             -              3,500
      Employee stock subscription receivable                                                 130             (1,179)
                                                                                  ----------------  -----------------
                  Net cash provided by financing activities                                  196              3,797
                                                                                  ----------------  -----------------
Net decrease in cash                                                                     (19,193)            (1,629)
Cash and cash equivalents, beginning of period                                            31,094              1,913
                                                                                  ----------------  -----------------
Cash and cash equivalents, end of period                                          $       11,901    $           284
                                                                                  ================  =================

Supplemental Disclosures:
      Cash paid for:
          Interest                                                                $          113    $         1,219
                                                                                  ================  =================
          Income taxes                                                            $          506    $         3,975
                                                                                  ================  =================
Noncash Transactions:
      Issuance of shares and stock options assumed in connection
          with WirelessHome acquisition                                           $       12,061    $             -
                                                                                  ================  =================
      Restructuring charges                                                       $          226    $             -
                                                                                  ================  =================

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

     The Company was acquired by GTI Acquisition Corporation ("GTI") in 1995, a wholly-owned subsidiary of Glenayre Technologies Inc. ("Glenayre").

     Effective November 1, 1999, a recapitalization of the Company was consummated that included the following transactions each, in accordance with the terms of the Amended and Restated Acquisition Agreement by and among GTI Acquisition Corp., Glenayre, the Company and WMC Holding Corp., dated September 30, 1999 (the "Agreement"):

     . The Company borrowed $22.0 million under two term loan arrangements and drew down $2.0 million on a $10.0 million revolving credit facility with Credit Suisse First Boston.

     . The Company redeemed 42 million shares of Class B common stock of the 80 million then outstanding from GTI for $21.0 million.

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

     On March 24, 2000, the Company acquired Ubiquity Communication, Inc. ("Ubiquity"), located in Petaluma, California. Ubiquity was a development stage company, which designed and developed point-to-multipoint broadband wireless systems. The Company issued 692,772 shares of Class A common stock in the acquisition and reserved 137,727 shares for issuance upon the exercise of the Ubiquity options assumed. The acquisition was accounted for as a purchase transaction. The total purchase price was valued at $6.4 million. Purchased intangibles and goodwill related to the acquisition totaled approximately $6.8 million and was being amortized on a straight-line basis over the estimated useful life of three years. The Company subsequently granted to certain Ubiquity employees an additional 350,000 options at an exercise price of $.50 under the Western Multiplex Corporation 1999 Stock Incentive Plan. Additionally, certain Ubiquity employees purchased 300,000 shares of WMC Holding Corp. In March 2001, Ubiquity operations were closed due to the acquisition of WirelessHome.

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


                                    Three months ended         Year ended
                                    ------------------         ----------
                                      March 30, 2001        December 31, 2000
                                      --------------        -----------------

        Revenue                          $ 37,585              $ 105,508
        Net loss from continuing
         operations                      $ (6,994)             $  (7,615)
        Diluted loss per share           $  (0.12)             $   (0.16)

Goodwill related to the acquisition is being amortized on a straight-line basis over the estimated useful life of five years. The total purchase price, as well as the initial allocation, are subject to adjustments upon WirelessHome meeting certain development milestones and other considerations. WirelessHome has replaced Ubiquity in the development of our point-to-multipoint systems, and as such, the Company closed its Ubiquity operations in the quarter ended March 30, 2001. Consequently, the Company recorded restructuring charges of $1.2 million. The charge includes $1.0 million of cash provisions which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of June 29, 2001 approximately $0.8 million of these costs were incurred with the remainder expected to be paid by the end of 2001. The charge also includes $0.2 million of non cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility (See Note 3). In addition, the Company recorded $0.2 million associated with restructuring the Sunnyvale operations.

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


3.   Summary of Significant Accounting Policies


   Inventory

Inventory, net of provisions, is stated at the lower of cost (first-in, first-out), consisting of materials, labor and overhead or market and consists of the following (in thousands):

                                                                                    June 29,         December 31,
                                                                                      2001               2000
                                                                                ----------------   ---------------
                     Raw materials............................................. $          8,450   $         3,628
                     Work-in-process...........................................            3,226             1,646
                     Finished goods............................................           12,170             5,675
                                                                                ----------------   ---------------
                                                                                $         23,846   $        10,949
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

     Goodwill and other intangible assets related to the acquisition of Ubiquity (see Note 1) totaled $6.8 million. In March 2001, the Company recorded an impairment of the Ubiquity goodwill of $4.3 million as a result of closing the Ubiquity operations. The amount of the charge equals the unamortized amount of these intangible assets as of the date of closure of the Ubiquity operations as no future benefit is anticipated, since Ubiquity has been replaced by WirelessHome as the developer of point-to-multipoint systems.

     Goodwill related to the acquisition of WirelessHome totaled $24.6 million. This goodwill is being amortized on a straight-line basis over an estimated useful life of five years. This goodwill is subject to subsequent adjustments (See Note 1).

     Subsequent to its acquisitions, the Company assesses long-lived assets acquired for impairment under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.


   Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment: providing wireless access products. Revenues by geographic area are attributed to the country from which the sale is made. To date, all of the Company's transactions have originated in one geographic location, the United States, even though many of the Company's customers may operate in foreign as well as domestic markets.


   Major Customers

     Two customers accounted for 40.7% and 11.7% of total revenue for the second quarter of 2001, and two customers accounted for 20.5% and 18.0% of total revenue for the second quarter of 2000. Three customers accounted for 27.9%, 12.7% and 10.2% of total revenue for the first half of 2001, and two customers accounted for 18.9% and 13.1% of total revenue for the first half of 2000.


   Earnings Per Share of Common Stock

     Basic and diluted net income per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 57,509,224 and 42,709,145 for the three months ended June 29, 2001 and June 30, 2000, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. Diluted earnings per share were computed using the weighted average number of shares outstanding of 57,509,224 and 50,797,779 for the three months ended June 29, 2001 and June 30, 2000, respectively. For the three months ended June 29, 2001, the incremental shares from the assumed exercise of stock options were not included in computing diluted per share amounts as there was a net loss for the period and the effect of such assumed conversion would be antidilutive.

     Basic earnings per share were computed using the weighted average number of shares outstanding of 56,791,902 and 41,454,483 for the six months ended June 29, 2001 and June 30, 2000, respectively. Diluted earnings per share were computed using the weighted average number of shares outstanding of 56,791,902 and 48,858,593 for the six months ended June 29, 2001 and June 30, 2000, respectively. For the six months ended June 29, 2001, the incremental shares from the assumed exercise of stock options were not included in computing diluted per share amounts as there was a net loss for the period and the effect of such assumed conversion would be antidilutive.

   Restructuring

     The Company accounts for restructuring charges under the provisions of Emerging Issues Task Force ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin ("SAB") No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

   Recent Accounting Pronouncements

     In July 2001, FASB issued SFAS No. 141 ("SFAS 141"). "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No.
16. "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

     In July 2001, the FASB also issued SFAS No. 142. ("SFAS 142"), "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under this statement goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting effective January 1, 2002, and existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

     Under adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $5.6 million based on anticipated amortization for 2002. Goodwill amortization for the six months ended June 30, 2001 was approximately $2.2 million.


4.     Long-Term Debt

     On November 1, 1999, the Company entered into a credit agreement with Credit Suisse First Boston, as agent. The credit agreement included two term notes and a $10 million revolving credit facility maturing in 2002. The Company may prepay the term notes at any time upon adequate notice to the lender. The term notes also call for mandatory prepayments in the event of an initial public offering of the Company. In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility. At June 29, 2001, there were no borrowings were outstanding under the revolving credit facility.

     Upon acquiring WirelessHome in March 2001, the Company assumed outstanding debt of $1.7 million of which all has been repaid as of June 29, 2001.


5.     Common Stock

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

     As of June 29, 2001, there were 57,775,243 shares of Class A common stock issued and outstanding and 42,000,000 shares of Class A treasury stock.


   Warrants

     In connection with a new operating lease entered into in September 2000, the Company issued 25,000 warrants to the lessor in November 2000. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of $14.01 per share. These warrants are exercisable during the period beginning on January 1, 2001 and ending on December 1, 2005. The Company has estimated the fair value of the warrants using the Black-Scholes option valuation model and has determined the compensation expense throughout the life of the lease to be immaterial.

     In connection with the acquisition of WirelessHome Corporation, the Company assumed a warrant to purchase 4,162 shares of the Company's Class A common stock at an exercise price of $9.61 per share. These warrants expire on December 16, 2009.


   Stock Sales

     During the three months ended March 31, 2000, certain Western Multiplex employees and consultants entered into co-investment agreements with WMC Holding Corp. Under the co-investment agreements, 3,830,351 shares were purchased of WMC Holding Corp. at $0.50 per share and WMC Holding Corp. used the proceeds to purchase 3,830,351 shares of Class A common stock of the Company at $0.50 per share. In connection with the stock sales, the Company granted subscription loans to a few employees. As of June 29, 2001, the Company had $932,000 of employee subscription receivable outstanding.


   Deferred Stock Compensation

     In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders' equity. The portion of deferred stock compensation associated with the stock options will be amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested under the accelerated method. The Company recorded amortization of deferred stock compensation of $315,000, net of cancellations, and $1.1 million for the three months ended June 29, 2001 and June 30, 2000, respectively. For the six months ended June 29, 2001 and June 30, 2000, the Company recorded amortization of deferred stock compensation of $2.3 million, net of cancellations, and $2.0 million, respectively.

     As part of the WirelessHome acquisition, the Company assumed certain unvested options that when converted would result in approximately 113,000 shares of common stock outstanding. These options have an exercise price of approximately $5.00 per share of the Company. The unvested options resulted in additional deferred compensation of $0.3 million recorded as of the date of acquisition. During the first quarter of 2001, the Company reversed approximately $1.8 million of deferred stock compensation previously recorded due to cancellations of unexercised stock options. As of June 29, 2001, the total deferred stock compensation outstanding was $627,000.

6.     Stock Plans


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

     The exercise price for stock options may not be less than 100% of the fair market value of the Company's Class A common stock on the date of the grant (110% for any option granted to any stockholder who owns more than 10% of the total combined voting power of all classes of stock of the Company or its parent or subsidiary corporation), as determined by the Compensation Committee. An option may not vest at less than 20% per year over five years, and will vest on the specific schedule established by the Compensation Committee.


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


   2000 Stock Option Plan for Non-Employee Directors

     In June 2000, the Company adopted the Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors. The Company has reserved for issuance a maximum of 1,500,000 shares of common stock pursuant to the grant of non- qualified stock options to newly elected members of the board of directors who are not employees of our Company.

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

     The following table summarizes stock option activity under the 1999 Plan, the Ubiquity Plans and the 2000 Plan for the three months ended June 29, 2001:

                                                                          Options Outstanding
                                                                     ------------------------------
                                                                                         Weighted
                                                                                          Average
                                                     Options            Number           Exercise
                                                    Available          of Shares           Price
                                                  -------------      -------------      -----------
                                                  -------------      -------------      -----------
           Balance at March 30, 2001                  3,828,579         7,796,465       $     5.49
                Authorized                            3,000,000
                Granted                              (3,021,000)        3,021,000             6.56
                Exercised                                  -             (457,327)            0.67
                Cancelled                               758,639          (758,639)            5.15
                                                 --------------      ------------       ----------
           Balance at June 29, 2001                   4,566,218         9,601,499       $     6.13
                                                 ==============      ============       ==========

As of June 29, 2001, 2,030,750 shares were exercisable under the 1999 Plan, the Ubiquity Plans and the 2000 Plan.

     As part of the WirelessHome acquisition, the Company assumed certain vested and unvested options that when converted would result in approximately 14,400 and 113,000 shares of common stock outstanding. These options have a weighted average exercise price of $5.00 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which reflect our current views with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those described in such forward-looking statements or from historical results. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements include statements related to the plans and objectives of management for future operations, and statements as to the Company's future economic performance, financial conditions or results of operations. The Company's actual results could differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, technological innovations in wireless communications markets, the availability and the price of raw materials and components used in the Company's products, the demand for our wireless systems and products and acceptance of our new products.

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

     We sell our products worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors and value-added resellers. Our sales force focuses on key strategic accounts and also develops relationships with end-users that purchase through distributors and value-added resellers. Distributors sell our products, and value-added resellers not only sell our products, but also assist end-users in network design, installation and testing. We also market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our distributors or value-added resellers could materially adversely affect our revenue.

     International sales as a percentage of total sales accounted for approximately 16% and 23% for the six months ended June 29, 2001 and June 30, 2000, respectively. We expect international sales to increase in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

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


Acquisition of Ubiquity Communication, Inc.

     On March 24, 2000, we acquired Ubiquity Communication, Inc., located in Petaluma, California. Through the acquisition, we acquired technology for use in the development of our point-to-multipoint systems. At the time of the acquisition, Ubiquity Communication had seven employees, including six engineers. In connection with the acquisition, we issued 692,772 shares of our Class A common stock to its former owners and reserved 137,727 shares of our Class A common stock for issuance upon the exercise of the Ubiquity Communication options we assumed. The value of the consideration paid for the acquisition of Ubiquity Communication was $6.4 million. We accounted for the transaction using the purchase method of accounting. In March 2001, the Ubiquity operations were closed due to the acquisition of WirelessHome.


Recapitalization

     On November 1, 1999, Ripplewood Partners, L.P. and affiliates acquired 94.6% of our capital stock from Glenayre Technologies, Inc. through a wholly-owned subsidiary, WMC Holding Corp., in a transaction accounted for as a recapitalization. Prior to the recapitalization, we were an indirect wholly-owned subsidiary of Glenayre Technologies, Inc., which had previously acquired us in 1995. As part of Glenayre's acquisition of us, Glenayre recognized $21.6 million of goodwill, amortized over a 30-year useful life. This goodwill amount is reflected on our historical financial statements. As of June 29, 2001 there was $17.0 million to be amortized over the remaining 25-year term.

     We intend to treat the recapitalization as an asset acquisition for federal income tax purposes. As a result, we recorded a deferred tax asset in the amount of $3.9 million which will offset future tax liabilities during the next 15 years, assuming that we have sufficient income to realize the full benefit of this deduction.


Acquisition of WirelessHome Corporation

     On March 22, 2001, we acquired WirelessHome Corporation, a Long Beach, California-based company for consideration of $23 million. Through this acquisition, we acquired point-to-multipoint technology in the Beta phase for use in the development of our point-to-multipoint systems. WirelessHome technology has replaced Ubiquity in the development of our point-to-multipoint systems, and as such, we closed our Ubiquity operations in the quarter ended March 30, 2001. Consequently, we recorded restructuring charges of $1.2 million. The charge includes $1.0 million of cash provisions which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of June 29, 2001 approximately $0.8 million of these costs were incurred with the remainder expected to be paid by the end of 2001. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility. In addition, the Company recorded $0.2 million associated with restructuring the Sunnyvale operations.

Results of Operations

    The following table provides results of operations data as a percentage of revenue for the periods presented.


                                                                 Three Months Ended                           Six Months Ended
                                                             --------------------------                   -------------------------
                                                                June 29,          June 30,               June 29,         June 30,
                                                             ----------           --------               --------         ---------
                                                                  2001              2000                   2001             2000
                                                             -----------          --------               --------         ----------
Revenue..............................................        100.0%               100.0%                 100.0%           100.0%
Cost of revenue......................................         54.2                 44.6                   51.7             44.9
                                                             -----               ------                 ------            ------
Gross profit.........................................         45.8                 55.4                   48.3             55.1
Operating expenses:
     Research and development........................         22.7                 13.5                   15.3             12.6
     Sales and marketing.............................         27.1                 15.3                   21.9             15.1
     General and administrative......................         15.5                  7.0                   10.6              6.7
     Amortization of goodwill........................          6.3                  3.6                    3.7              2.5
     Impairment of goodwill                                      -                    -                    3.8              5.2
     Amortization of deferred stock compensation.....          1.4                  5.1                    7.2                -
     Restructuring costs                                       1.4                    -                    2.4                -
     Merger costs                                                -                  0.1                      -                -
                                                            ------               ------                 -------            -----
        Total operating expenses.....................         74.4                 44.5                   65.0             42.1
                                                            ------               ------                 --------           -----
Income from operations...............................        (28.6)                10.9                  (16.7)            13.0
Interest income (expense), net.......................          2.0                 (3.0)                   1.5             (3.2)
                                                            ------                ------                ------            ------
Income before taxes..................................        (26.6)                 7.9                  (15.2)             9.8
Income tax provision.................................         (8.1)                 5.3                  (0.8)              6.3
                                                             ======               =====                 ======             =====
Net income...........................................        (18.5)                 2.6                 (14.4)              3.5
                                                             ======               =====                 ======             =====

Comparison of Three and Six Months Ended June 29, 2001 and June 30, 2000

Revenue. Revenue increased 6.5% from $20.9 million in the second quarter of 2000 to $22.3 million in the second quarter of 2001. Revenue increased primarily due to a 16.6% increase in the volume of products shipped in the second quarter of 2001 as compared to the second quarter of 2000, offset by a decrease of 6.4% in average selling price of our products in the second quarter of 2001 as compared to the second quarter of 2000. Two of our customers accounted for 40.7% and 11.7% of total revenue in the second quarter of 2001, and two customers accounted for 20.5% and 18.0% of total revenue in the second quarter of 2000.

     Revenue increased 57.7% from $38.0 million in the first half of 2000 to $59.9 million in the first half of 2001. Revenue increased primarily due to a 61.9% increase in the volume of products shipped in the first half of 2001 as compared to the first half of 2000, combined with an increase of 0.1% in average selling price of our products in the first half of 2001 as compared to the second half of 2000. Three of our customers accounted for 27.9%, 12.7% and 10.2% of total revenue during the first half of 2001, and two of our customers accounted for 18.9% and 13.1% of total revenue during the first half of 2000.


Cost of revenue. Cost of revenue increased 29.4% from $9.3 million in the second quarter of 2000 to $12.1 million in the second quarter of 2001. As a percentage of revenue, cost of revenue increased from 44.6% in the second quarter of 2000 to 54.2% in the second quarter of 2001. Cost of revenue increased 81.6% from $17.1 million in the first half of 2000 to $31.0 million in the first half of 2001. The increase in cost of revenue for both comparable periods was primarily attributable to increased sales. As a percentage of revenue, cost of revenue increased from 45.0% in the first half of 2000 to 51.7% in the first half of 2001. The increase in cost of revenue as a percentage of sales for both comparable periods was primarily attributable to lower than expected increase in revenue and production volume, resulting in under absorption of overhead.


Research and development. Research and development expenses increased 78.7% from $2.8 million in the second quarter of 2000 to $5.1 million in the second quarter of 2001. Research and development expenses increased 91.5% from $4.8 million in the first half of 2000 to $9.1 million in the first half of 2001. The increase in research and development expenses for both comparable periods was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses increased from 13.5% in the second quarter of 2000 to 22.7% in the second quarter of 2001. As a percentage of revenue, research and development expenses increased from 12.6% in the first half of 2000 to 15.2% in the first half of 2001. As a percentage of revenue, research and development expenses for both comparable periods increased primarily due to lower than expected revenue in the second quarter of 2001.

Sales and marketing. Sales and marketing expenses increased 88.6% from $3.2 million in the second quarter of 2000 to $6.0 million in the second quarter of 2001. Sales and marketing expenses increased 128.1% from $5.8 million in the first half of 2000 to $13.1 million in the first half of 2001. The increase in sales and marketing expenses for both comparable periods is primarily attributable to increases in sales and marketing personnel expenses, advertising, tradeshow, and public relations expenses. As a percentage of revenue, sales and marketing expenses increased from 15.3% in the second quarter of 2000 to 27.1% in the second quarter of 2001. As a percentage of revenue, sales and marketing expenses increased from 15.1% in the first half of 2000 to 21.9% in the second half of 2001. As a percentage of revenue, sales and marketing expenses for both comparable periods increased primarily due to lower than expected revenue in the second quarter of 2001.

General and administrative. General and administrative expenses increased 135.8% from $1.5 million in the second quarter of 2000 to $3.5 million in the second quarter of 2001. General and administrative expenses increased 149.2% from $2.6 million in the first half of 2000 to $6.4 million in the first half of 2001. The increase in general and administrative expenses for both comparable periods is primarily due to increased personnel expenses, consulting costs and allowance for bad debts. As a percentage of revenue, general and administrative expenses increased from 7.0% in the first quarter of 2000 to 15.5% in the first quarter of 2001. As a percentage of revenue, the increase in general and administrative expenses for both comparable periods is attributable to increased personnel expenses, consulting costs, allowance of bad debts in addition to a lower than expected revenue in the second quarter of 2001.

     Amortization of goodwill. Amortization of goodwill increased from $751,000 in the second quarter of 2000 to $1.4 million in the second quarter of 2001. Amortization of goodwill increased from $938,000 in the first half of 2000 to $2.2 million in the first half of 2001. The increase in amortization of goodwill from the second quarter of 2000 to the second quarter of 2001 is attributable to goodwill related to the WirelessHome acquisition in March 2001. Amortization of goodwill increased from the second half of 2000 to the second half of 2001 due to goodwill and other intangible assets related to the WirelessHome acquisition in March 2001.

     Impairment of goodwill. We recorded $4.3 million of impairment for goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equals the unamortized amount of the goodwill as of the date of the closure of the Ubiquity facilities as no future benefit is anticipated since Ubiquity has replaced by WirelessHome as the developer of the Company's point-to-multipoint systems.

     Restructuring charges. We recorded $1.2 million of restructuring charges related to the closure of our former Ubiquity operations during the first quarter of 2001. The charges include $1.0 million of cash provisions, which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of June 29, 2001, approximately $0.8 million of these charges were incurred with the remainder expected to be paid by the end of 2001. The charges also include $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility. In addition, the Company recorded $0.2 million associated with restructuring the Sunnyvale operations.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $1.1 million in the second quarter of 2000 and $315,000 in the second quarter of 2001. As a result of closing the Ubiquity operations in March 2001, we reversed in the first quarter of 2001 both a portion of the deferred stock compensation associated with the Ubiquity employees expensed in previous quarters and the remaining unamortized portion of the deferred stock compensation associated with those employees. Consequently, the amortization of deferred stock compensation in the second quarter of 2001 is lower than in the second quarter of 2000.

     Interest income (expense), net. Interest income (expense), net increased from $(627,000) in the second quarter of 2000 to $444,000 in the second quarter of 2001. Interest income (expense), net increased from $(1.2) million in the second half of 2000 to $916,000 in the second half of 2001. The increase in interest income (expense) for both comparable periods was attributable to interest income earned on our money market account and significantly reduced interest expense due to the repayment of our debt.

     Income tax provision. The income tax provision (benefit) decreased from $1.1 million in the second quarter of 2000 to $(1.8) million in the first quarter of 2001. The income tax provision (benefit) decreased from $2.4 million in the first half of 2000 to $(451,000) in the first half of 2001. The Company reported a net loss of $(4.1) million and $(8.6) million in the second quarter of 2001 and in the first half of 2001, respectively, resulting in a tax benefit for both respective periods. Our effective tax rate was

30.3% and 5.0% for the second quarter of 2001 and the first half of 2001, respectively. Non-deductible expenses for the second quarter of 2001 include the amortization of deferred stock compensation. For the first half of 2001, non-deductible expenses include the impairment of goodwill in addition to the amortization of deferred stock compensation.

Liquidity and Capital Resources

     As discussed in the Overview above, the Company had net proceeds of approximately $91.1 million from the initial public offering and in August 2000 used approximately $29 million of the net proceeds to repay outstanding indebtedness under its term notes along with the outstanding borrowings under its revolving credit facility. Of the net proceeds, the Company also used approximately $3 million to pay a security deposit in connection with a new noncancellable operating lease, approximately $10 million in connection with the acquisition of WirelessHome, approximately $26 million to invest in short-term and long-term interest-bearing, investment-grade securities, approximately
$7 million in purchases of equipment and leasehold improvements, and approximately $4 million to finance its operations and working capital requirements.

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

     Cash and cash equivalents decreased by $19.2 million from $31.1 million at December 31, 2000 to $11.9 million at June 29, 2001. Cash and cash equivalents decreased by $1.6 million from $1.9 million at December 31, 1999 to $284,000 million at June 30, 2000. Net cash used in operating activities increased from $4.1 million during the six months ended June 30, 2000 to $8.7 million during the six months ended June 29, 2001. This increase is primarily attributable to increase in net loss of $9.9 million, increased changes in inventory of $6.3 million, deferred taxes of $1.7 million, and accounts payable and accrued liabilities of $4.5 million, offset by increase in depreciation and amortization of $2.5 million, impairment of goodwill of $4.3 million, an increase in provision for bad debts of $0.6 million, and increased changes in accounts receivable of $6.0 million, prepaid expenses and other of $3.9 million, and payable to parent company of $0.7 million.

     Net cash used in investing activities increased from $1.3 million in the six months ended June 30, 2000 to $10.7 million in the six months ended June 29, 2001 due to increases in capital spending of $2.6 million and $10.4 million of spending associated with the acquisition of WirelessHome offset by $3.3 million in net proceeds from the sale of investment securities.

     Net cash provided by financing activities was $193,000 in the six months ended June 29, 2001 resulting from employee stock purchase plan shares of $1.3 million, exercise of stock options of $516,000 offset by repayment of long-term debt of $1.7 million. Net cash provided by financing activities in the six months ended June 30, 2000 was $3.8 million representing net proceeds from the issuance of shares of $2.4 million, and borrowings, net of repayments, on line of credit of $2.6 million offset by issuances of stockholders' notes to employees of $1.2 million.

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


Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"). "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16. "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

     In July 2001, the FASB also issued SFAS No. 142. ("SFAS 142"), "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under this statement goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting effective January 1, 2002, and existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

     Under adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $5.6 million based on anticipated amortization for 2002. Goodwill amortization for the six months ended June 30, 2001 was approximately $2.2 million.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM  10-Q

a.  Exhibits

None

b. On June 5, 2001, the Company filed an amendment to its Current Report on Form 8-K filed on March 22, 2001 to add the financial statements of WirelessHome Corporation required by Item 7(a) of the Form and the pro forma financial information required by Item 7(b) of the Form. On June 18, 2001, the Company filed a Current Report on Form 8-K in connection with its announcement of the revision of its earnings estimates for the quarterly period covered by this Report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 2001            Western Multiplex Corporation

                                    By:                /s/ NANCY HUBER
                                       -----------------------------------------
                                                      Nancy Huber
                                        Chief Financial Officer, Vice President,
                                                Finance and Secretary
                                    (Principal Financial and Accounting Officer)