Form 10-Q
period 2001-09-28
WESTERN MULTIPLEX CORP
filed 2001-11-13
CIK 1112263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 28, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Company's Class A common stock, par value $.01 per share, as of November 8, 2001 was 58,018,243. No shares of the Company's Class B common stock, par value $.01 per share, are outstanding.

================================================================================

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                                           Page
                                                                                                                ----
Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets at September 28, 2001 (unaudited) and December 31,
                2000                                                                                               1

                Condensed Consolidated Income Statements for the three months and nine months ended
                September 28, 2001 (unaudited) and September 29, 2000 (unaudited)                                  2

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 28,
                2001 (unaudited) and September 29, 2000 (unaudited)                                                3

                Notes to Condensed Consolidated Financial Statements (unaudited)                                   4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                        16

PART II.        OTHER INFORMATION

                SIGNATURE                                                                                         17

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          WESTERN MULTIPLEX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              September 28,                December 31,
                                                                                 2001                         2000
                                                                           ------------------         -------------------
                                                                              (unaudited)
                             ASSETS
Current assets:
    Cash and cash equivalents                                              $            9,546         $           31,094
    Short-term investments                                                              9,908                     20,633
    Accounts receivable, net                                                           30,230                     34,292
    Inventory                                                                          21,163                     10,949
    Prepaid expenses and other                                                          2,371                      4,970
    Deferred tax assets                                                                 4,197                      1,573
                                                                           ------------------         ------------------
        Total current assets                                                           77,415                    103,511
Long-term investments and other                                                         3,110                      3,014
Equipment and leasehold improvements, net                                               8,742                      5,381
Deferred tax assets                                                                     3,455                      3,565
Other long-term assets                                                                  2,840                      2,500
Goodwill and other intangible assets, net                                              39,478                     22,906
                                                                           ------------------         ------------------
        Total assets                                                       $          135,040         $          140,877
                                                                           ==================         ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $            5,844         $           10,208
    Accrued liabilities                                                                 4,584                      8,582
    Payable to parent company                                                               -                         35
                                                                           ------------------         ------------------
         Total current liabilities                                                     10,428                     18,825
Long-term debt                                                                              -                         28
                                                                           -------------------        ------------------

        Total liabilities                                                              10,428                     18,853
                                                                           -------------------        ------------------

Stockholders' equity:
    Common stock                                                                          988                        975
    Paid-in capital                                                                   154,001                    141,341
    Treasury stock                                                                    (21,000)                   (21,000)
    Deferred stock compensation                                                          (324)                    (4,310)
    Other comprehensive income                                                            128                         12
    Retained earnings (deficit)                                                        (8,263)                     6,068
    Less: Employee stock subscription receivable                                         (918)                    (1,062)
                                                                           -------------------        ------------------
        Total stockholders' equity                                                    124,612                    122,024
                                                                           -------------------        ------------------
        Total liabilities and stockholders' equity                         $          135,040         $          140,877
                                                                           ===================        ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          WESTERN MULTIPLEX CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                            Three Months Ended                Nine Months Ended
                                                                     September 28,    September 29,   September 28,    September 29,
                                                                         2001             2000             2001             2000
                                                                     ------------     -------------   -------------    -------------

Revenue                                                              $     21,675     $     29,909    $     81,555     $     67,873
Cost of revenue                                                            12,829           14,775          43,813           31,840
                                                                     ------------     ------------    ------------     ------------
      Gross profit                                                          8,846           15,134          37,742           36,033
                                                                     ------------     ------------    ------------     ------------
Operating expenses:
      Research and development                                              5,151            3,298          14,282            8,067
      Sales and marketing                                                   7,324            4,767          20,441           10,518
      General and administrative                                            3,103            1,545           9,463            4,097
      Amortization of goodwill                                              1,491              722           3,727            1,660
      Amortization of deferred stock compensation                             303              946           2,559            2,914
      Impairment of goodwill                                                 --               --             4,331             --
      Restructuring charges                                                   396             --             1,816             --
      Merger costs                                                           --               --                30             --
                                                                     ------------     ------------    ------------     ------------
         Total operating expenses                                          17,768           11,278          56,649           27,256
                                                                     ------------     ------------    ------------     ------------
         Income (loss) from operations                                     (8,922)           3,856         (18,907)           8,777
Interest income (expense), net                                                304              258           1,220             (966)
                                                                     ------------     ------------    ------------     ------------
         Income (loss) before taxes                                        (8,618)           4,114         (17,687)           7,811
Income tax provision (benefit)                                             (2,905)           2,030          (3,356)           4,413
                                                                     ------------     ------------    ------------     ------------
         Income (loss) before extraordinary item                           (5,713)           2,084         (14,331)           3,398
Loss on early extinguishment of debt,
      net of income tax benefit                                              --                394            --                394
                                                                     ------------     ------------    ------------     ------------
         Net income (loss)                                           $     (5,713)    $      1,690    $    (14,331)    $      3,004
                                                                     ============     ============    ============     ============
Basic earnings (loss) per share                                      $      (0.10)    $       0.03    $      (0.25)    $       0.07
                                                                     ============     ============    ============     ============
Diluted earnings (loss) per share                                    $      (0.10)    $       0.03    $      (0.25)    $       0.06
                                                                     ============     ============    ============     ============
Shares used to compute basic earnings (loss) per share                 57,747,335       49,707,477      57,084,837       44,225,561
                                                                     ============     ============    ============     ============
Shares used to compute diluted earnings (loss) per share               57,747,335       54,946,756      57,084,837       50,015,671
                                                                     ============     ============    ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          WESTERN MULTIPLEX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                 ------------------------------------
                                                                                  September 28,       September 29,
                                                                                      2001                2000
                                                                                 ----------------    ----------------
Cash flows from operating activities:
      Net income (loss)                                                              $   (14,331)         $    3,004
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                    8,403               5,390
          Amortization of deferred financing costs                                             -                 748
          Impairment of goodwill                                                           4,331                   -
          Provision for bad debts                                                            821                 149
          Provision for sales returns                                                      2,162                 513
          Assets and liabilities, net of acquisition:
             Accounts receivable                                                           1,079             (17,854)
             Inventory                                                                   (10,214)             (5,952)
             Prepaid expenses and other                                                    2,664              (1,402)
             Deferred tax assets                                                          (2,514)                435
             Other long-term assets                                                         (290)             (2,500)
             Accounts payable and accrued liabilities                                    (10,120)              8,677
             Payable to parent company                                                       (35)             (1,303)
             Other long-term obligations                                                       -                  38
                                                                                 ----------------    ----------------
                  Net cash used in operating activities                                  (18,044)            (10,057)
                                                                                 ----------------    ----------------
Cash flows from investing activities:
      Purchases of equipment and leasehold improvements                                   (4,388)             (2,310)
      Purchases of investment securities                                                 (10,154)                  -
      Proceeds from sale of investment securities                                         20,899                   -
      Cash paid for acquisition of WirelessHome, net of cash acquired                    (10,146)                  -
                                                                                 ----------------    ----------------
                  Net cash used in investing activities                                   (3,789)             (2,310)
                                                                                 ----------------    ----------------
Cash flows from financing activities:
      Net proceeds from issuance of shares                                                   (41)             94,973
      Exercise of stock options                                                              600                   -
      Issuance of employee stock purchase plan shares                                      1,285                   -
      Repayment of long-term debt                                                         (1,703)            (22,000)
      Borrowings on line of credit                                                             -              (2,000)
      Employee stock subscription receivable                                                 144              (1,155)
                                                                                 ----------------    ----------------
                  Net cash provided by financing activities                                  285              69,818
                                                                                 ----------------    ----------------
Net increase (decrease) in cash                                                          (21,548)             57,451
Cash and cash equivalents, beginning of period                                            31,094               1,913
                                                                                 ----------------    ----------------
Cash and cash equivalents, end of period                                             $     9,546          $   59,364
                                                                                 ================    ================

Supplemental Disclosures:
      Cash paid for:
          Interest                                                                   $       138          $    1,514
                                                                                 ================    ================
          Income taxes                                                               $     2,038          $    5,710
                                                                                 ================    ================

Noncash Transactions:
      Issuance of shares and stock options assumed in connection
          with WirelessHome acquisition                                              $    12,061          $        -
                                                                                 ================    ================
      Restructuring charges                                                          $       226          $        -
                                                                                 ================    ================


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

     The Company was acquired by GTI Acquisition Corporation ("GTI"), a wholly-owned subsidiary of Glenayre Technologies Inc. ("Glenayre") in 1995.

     Effective November 1, 1999, a recapitalization of the Company was consummated pursuant to the Amended and Restated Acquisition Agreement by and among GTI, Glenayre, the Company and WMC Holding Corp. ("Purchaser"), dated September 30, 1999 (the "Agreement") in accordance with the Agreement:

     . The Company borrowed $22.0 million under two term loan arrangements and drew down $2.0 million on a $10.0 million revolving credit facility with Credit Suisse First Boston.

     . The Company redeemed 42 million shares of Class B common stock of the 80 million then outstanding from GTI for $21.0 million.

     . Purchaser acquired approximately 36 million shares of Class B common stock from GTI, or approximately 94.6% of the remaining outstanding shares of the Company, for approximately $16.5 million.

     . The Company incurred approximately $0.8 million in financing costs that were capitalized and $3.1 million in transaction costs related to the equity transactions that were classified as recapitalization costs in the income statement for 1999.

     On March 24, 2000, the Company acquired Ubiquity Communication, Inc. ("Ubiquity"), located in Petaluma, California. Ubiquity was a development stage company, which designed and developed point-to-multipoint broadband wireless systems. The Company issued 692,772 shares of Class A common stock in the acquisition and reserved 137,727 shares for issuance upon the exercise of the Ubiquity options assumed. The acquisition was accounted for as a purchase transaction. The total purchase price was valued at $6.4 million. Purchased intangibles and goodwill related to the acquisition totaled approximately $6.8 million and was being amortized on a straight-line basis over the estimated useful life of three years. The Company subsequently granted to certain Ubiquity employees an additional 350,000 options at an exercise price of $.50 under the Western Multiplex Corporation 1999 Stock Incentive Plan. Additionally, certain Ubiquity employees purchased 300,000 shares of WMC Holding Corp. In March 2001, Ubiquity operations were closed due to the acquisition of WirelessHome Corporation.

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

                                                               Three months ended          Year ended
                                                               ------------------          -----------
                                                                March 30, 2001         December 31, 2000
                                                                --------------         -----------------
               Revenue                                               $37,585                $105,508
               Net loss from continuing operations                  $(6,994)                $(7,615)
               Diluted loss per share                                $(0.12)                 $(0.16)

     Goodwill related to the acquisition is being amortized on a straight-line basis over the estimated useful life of five years. The total purchase price, as well as the initial purchase price allocation, are subject to adjustments upon WirelessHome meeting certain development milestones and other considerations.

     WirelessHome replaced Ubiquity in the development of our point-to-multipoint systems, and as such, the Company closed its Ubiquity operations in the quarter ended March 30, 2001. Consequently, the Company recorded restructuring charges of $1.2 million. The charge includes $1.0 million of cash provisions, which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of September 28, 2001, approximately $0.8 million of the $1.0 million of cash provisions were incurred with the remainder expected to be paid by the end of 2001. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

     In addition, the Company recorded $0.6 million associated with restructuring the operations at the Company's headquarters.

2.   Basis of Presentation

     In the opinion of management, the unaudited interim condensed consolidated financial statements furnished in this report reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods covered and of the Company's financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 is derived from the Company's audited consolidated financial statements as of that date.

3.   Summary of Significant Accounting Policies

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

     The Company also provides certain services and rental units to customers. Revenue from services, such as preinstallation, diagnostic testing and product repair services is recognized upon completion of the service and acceptance by the customer. Revenue from product rentals is recognized over the period of the rental.

     Under certain agreements with distributors, co-op advertising, price protection or stock rotation rights exist. The Company provides for the estimated costs of marketing arrangements mentioned above, stock rotation and warranty costs at the time when revenue is recognized.

   Inventory

     Inventory, net of provisions, is stated at the lower of cost (first-in, first-out), consisting of materials, labor and overhead or market and consists of the following (in thousands):

                                                        September 28,      December 31,
                                                            2001               2000
                                                       ----------------   ---------------

           Raw materials........................              $ 10,380           $ 3,628
           Work-in-process......................                   633             1,646
           Finished goods.......................                10,150             5,675
                                                       ----------------   ---------------
                                                              $ 21,163          $ 10,949
                                                       ================   ===============

     Provisions for excess and obsolete inventory were $2.4 million and $1.4 million as of September 28, 2001 and December 31, 2000, respectively.

   Goodwill and Other Intangible Assets

     Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totaled $22.0 million. This goodwill is being amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year.

     Goodwill and other intangible assets related to the acquisition of Ubiquity (see Note 1) totaled $6.8 million. In March 2001, the Company recorded an impairment of the Ubiquity goodwill of $4.3 million as a result of closing the Ubiquity operations. The amount of the charge equals the unamortized amount of these intangible assets as of the date of closure of the Ubiquity operations as no future benefit is anticipated, since Ubiquity was replaced by WirelessHome as the developer of point-to-multipoint systems.

     Goodwill related to the acquisition of WirelessHome totaled $24.6 million. This goodwill is being amortized on a straight-line basis over an estimated useful life of five years. This goodwill is subject to subsequent adjustments (See Note 1).

     Subsequent to its acquisitions, the Company assesses long-lived assets acquired for impairment under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

   Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment: providing wireless access products. Revenues by geographic area are attributed to the country from which the sale is made. To date, all of the Company's transactions have originated in one geographic location, the United States, even though many of the Company's customers may operate in foreign as well as domestic markets.

   Major Customers

     Two customers accounted for 36.6% and 13.6% of total revenue for the third quarter of 2001, and two customers accounted for 22.4% and 12.8% of total revenue, respectively, for the third quarter of 2000. Two customers accounted for 30.2% and 10.7% of total revenue, respectively, for the nine months ended September 28, 2001, and one customer accounted for 20.5% of total revenue for the nine months ended September 29, 2000.

   Earnings Per Share of Common Stock

     Basic and diluted earnings per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings (loss) per share under SFAS 128 were computed using the weighted average number of shares outstanding of 57,747,335 and 49,707,477 for the three months ended September 28, 2001 and September 29, 2000, respectively. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method.

Diluted earnings (loss) per share were computed using the weighted average number of shares outstanding of 57,747,335 and 54,946,756 for the three months ended September 28, 2001 and September 29, 2000, respectively. For the three months ended September 28, 2001, the incremental shares of approximately 888,000 from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the Company had a net loss for the period and the effect of such assumed exercise would be antidilutive.

     Basic earnings (loss) per share were computed using the weighted average number of shares outstanding of 57,084,837 and 44,225,561 for the nine months ended September 28, 2001 and September 29, 2000, respectively. Diluted earnings per share were computed using the weighted average number of shares outstanding of 57,084,837 and 50,015,671 for the nine months ended September 28, 2001 and September 29, 2000, respectively. For the nine months ended September 28, 2001, the incremental shares of approximately 1,606,000 from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the Company had a net loss for the period and the effect of such assumed exercise would be antidilutive.

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

   Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141 ("SFAS 141"). "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

     In July 2001, the FASB also issued SFAS No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting effective January 1, 2002, and existing goodwill will no longer be subject to amortization. Goodwill arising between June 30, 2001 and December 31, 2001 will not be subject to amortization.

     As a result of the Company's adoption of SFAS 142, as of January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $5.7 million based on anticipated amortization for 2002. Goodwill amortization for the nine months ended September 29, 2001 pursuant to APB Opinion No. 17 was approximately $3.7 million.

     In August 2001, the FASB issued SFAS No. 143 ("SFAS 143") "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

4.   Long-Term Debt

     On November 1, 1999, the Company entered into a credit agreement with Credit Suisse First Boston, as agent. The credit agreement included two term notes and a $10 million revolving credit facility maturing in November 2002. The Company may prepay the term notes at any time upon adequate notice to the lender. The term notes also call for mandatory prepayments in the event of an initial public offering of the Company. In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility. At September 28, 2001, the Company had no borrowings outstanding under the revolving credit facility.

     Upon acquiring WirelessHome in March 2001, the Company assumed outstanding debt of $1.7 million of which all has been repaid as of September 28, 2001.

5.   Common Stock

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

     As of September 28, 2001, there were 57,879,654 shares of Class A common stock issued and outstanding and 42,000,000 shares of Class A treasury stock.

   Warrants

     In connection with a new operating lease entered into in September 2000, the Company issued 25,000 warrants to the lessor in November 2000. Each warrant is convertible into one share of Class A common stock of the Company at an exercise price of $14.01 per share. These warrants are exercisable during the period beginning on January 1, 2001 and ending on December 1, 2005. The Company has estimated the fair value of the warrants using the Black-Scholes option valuation model and has determined the expense throughout the life of the lease to be immaterial.

     In connection with the acquisition of WirelessHome Corporation, the Company assumed a warrant to purchase 4,162 shares of the Company's Class A common stock at an exercise price of $9.61 per share. These warrants expire on December 16, 2009.

   Stock Sales

     During the three months ended March 31, 2000, certain Western Multiplex employees and consultants entered into co-investment agreements with WMC Holding Corp. Under the co-investment agreements, 3,830,351 shares were purchased of WMC Holding Corp. at $0.50 per share and WMC Holding Corp. used the proceeds to purchase 3,830,351 shares of Class A common stock of the Company at $0.50 per share. In connection with the stock sales, the Company granted stock subscription loans to a few employees. As of September 28, 2001, the Company had $918,000 of employee stock subscription receivable outstanding.

   Deferred Stock Compensation

     In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders' equity. The portion of deferred stock compensation associated with the stock options will be amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested under the accelerated method. The Company recorded amortization of deferred stock compensation of $303,000, net of cancellations, and $946,000 for the three months ended September 28, 2001 and September 29, 2000, respectively. For the nine months ended September 28, 2001 and September 29, 2000, the Company recorded amortization of deferred stock compensation of $2.6 million, net of cancellations, and $2.9 million, respectively.

     As part of the WirelessHome acquisition, the Company assumed certain unvested options that when exercised would result in approximately 113,000 shares of common stock outstanding. These options have an exercise price of approximately $5.00 per share of the Company's common stock. The unvested options resulted in additional deferred compensation of $0.3 million recorded as of the date of acquisition.

     During the first quarter of 2001, the Company reversed approximately $1.8 million of deferred stock compensation previously recorded due to cancellations of unexercised stock options. As of September 28, 2001, the total deferred stock compensation outstanding was $324,000.

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

     In August 2000, subsequent to the completion of the initial public offering, the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was July 31, 2000. On January 31, 2001, the Company issued 123,025 shares at $10.20 per share to employees participating in the ESPP. On July 31, 2001, the Company issued 7,241 shares at $4.80 per share to employees participating in the ESPP.

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

   Ubiquity Communication Plans

     In connection with the acquisition of Ubiquity Communication, Inc. on March 24, 2000, the Company assumed the obligations under Ubiquity Communication's equity incentive plans ("Ubiquity Plans"). As a result, all options granted under the Ubiquity Plans became options to purchase shares of the Company's common stock. As of March 24, 2000, the Company assumed 137,727 options that had been granted under these plans.

   Platinum IP Stock Incentive Plan

     In connection with the acquisition of WirelessHome on March 22, 2001, the Company assumed obligations under WirelessHome's Platinum IP Stock Incentive Plan ("WirelessHome Plan"). As a result, all options granted under the WirelessHome Plan became options to purchase shares of the Company's common stock. As of March 22, 2001, the Company assumed certain vested and unvested options that when converted would result in approximately 14,400 and 113,000 shares of common stock outstanding.

   2000 Stock Option Plan for Non-Employee Directors

     In June 2000, the Company adopted the Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors. The Company has reserved for issuance a maximum of 1,500,000 shares of common stock pursuant to the grant of nonqualified stock options to newly elected members of the board of directors who are not employees of the Company.

     The exercise price of any option granted under this plan is the per share fair market value of our common stock on the date the option is granted except with respect to the initial grants made as of June 8, 2000 for which the exercise price is $8.50. An individual who becomes a director will receive an initial grant of an option to purchase 100,000 shares of common stock, which option will be immediately vested upon grant as to one-third of the shares subject to the option. The option will then become vested as to one-third of the shares on each of the first and second anniversaries of the date of the initial grant, so long as the director continues to serve on our board of directors on each vesting date. In addition, so long as a director continues to serve on our board of directors, the director will, as of the third anniversary of the date of the initial grant and triennially thereafter, receive an additional option to purchase 15,000 shares, the terms of which will be the same as those described above.

     The following table summarizes stock option activity under the 1999 Plan, the WirelessHome Plan and the 2000 Plan for the three months ended September 28, 2001:

                                                                             Options Outstanding
                                                                     --------------------------------
                                                                                          Weighted
                                                                                          Average
                                                     Options             Number           Exercise
                                                    Available          of Shares           Price
                                                  ---------------    ---------------    -------------
          Balance at June 29, 2001                     4,685,710          9,720,991           $ 6.12
                Granted                               (1,072,420)         1,072,420             4.56
                Exercised                                      -            (86,670)            0.50
                Cancelled                                433,773           (433,773)            7.70
                                                  ---------------    ---------------    -------------
          Balance at September 28, 2001                4,047,063         10,272,968           $ 5.94
                                                  ===============    ===============    =============

As of September 28, 2001, 2,596,020 options were exercisable under the 1999 Plan, the WirelessHome Plan and the 2000 Plan previously withheld from the merger consideration.

7. Subsequent Event

     On October 7, 2001, WirelessHome met certain development milestones. As a result, the Company will release from escrow $1.3 million in cash and up to approximately 835,000 shares.

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

The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

     International sales as a percentage of total sales accounted for approximately 23% and 35% for the nine months ended September 28, 2001 and September 29, 2000, respectively. We expect international sales to increase in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

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

     Cost of revenue. Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers, customer service and warranty costs. We currently outsource the majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration.

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

     Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain business and technical personnel. Prior to our initial public offering, we recorded deferred stock compensation on certain options for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees and directors in all operating expense categories.

Recapitalization

     On November 1, 1999, Ripplewood Partners, L.P. and affiliates acquired 94.6% of our capital stock from Glenayre Technologies, Inc. through a wholly-owned subsidiary, WMC Holding Corp., in a transaction accounted for as a recapitalization. Prior to the recapitalization, we were an indirect wholly-owned subsidiary of Glenayre Technologies, Inc., which had acquired us in 1995. As part of our acquisition by Glenayre, Glenayre recognized $22.0 million of goodwill, amortized over a 30-year useful life. This goodwill amount is reflected on our historical financial statements. As of September 28, 2001 there was $17.3 million of unamortized goodwill.

     We treated the recapitalization as an asset acquisition for federal income tax purposes. As a result, we recorded a deferred tax asset in the amount of $3.9 million which will offset future tax liabilities during the next 15 years, assuming that we have sufficient income to realize the full benefit of this deduction.

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

Acquisition of WirelessHome Corporation

     On March 22, 2001, we acquired WirelessHome Corporation, a Long Beach, California-based company for consideration of $23 million. Through this acquisition, we acquired point-to-multipoint technology in the Beta phase for use in the development of our point-to-multipoint systems. WirelessHome technology has replaced Ubiquity in the development of our point-to-multipoint systems. Accordingly, we closed our Ubiquity operations in the quarter ended March 30, 2001. Consequently, we recorded restructuring charges of $1.2 million. The charge includes $1.0 million of cash provisions which include severance of $0.8 million for 12 employees and $0.2 million of non-cash provisions for future lease commitments and exit costs related to the Petaluma office facility. As of September 28, 2001 approximately $0.8 million of the $1.0 million of cash provisions were incurred with the remainder expected to be paid by the end of 2001.

Results of Operations

     The following table provides results of operations data as a percentage of revenue for the periods presented.

                                                                       Three Months Ended                  Nine Months Ended
                                                              ---------------------------------    --------------------------------
                                                              September 28,       September 29,    September 28,      September 29,
                                                              -------------       -------------    -------------      -------------
                                                                  2001                2000              2001              2000
                                                              -------------       -------------    -------------      -------------
Revenue ...................................................           100.0%              100.0%           100.0%             100.0%
Cost of revenue ...........................................            59.2                49.4             53.7               46.9
                                                              -------------       -------------    -------------      -------------
Gross profit ..............................................            40.8                50.6             46.3               53.1
Operating expenses:
     Research and development .............................            23.8                11.0             17.5               11.9
     Sales and marketing ..................................            33.8                15.9             25.1               15.5
     General and administrative ...........................            14.3                 5.2             11.6                6.0
     Amortization of goodwill .............................             6.9                 2.4              4.6                2.5
     Impairment of goodwill ...............................              --                  --              3.1                4.3
     Amortization of deferred stock compensation ..........             1.4                 3.2              5.3                 --
     Restructuring costs ..................................             1.8                  --              2.2                 --
     Merger costs .........................................              --                  --              0.1                 --
                                                              -------------       -------------    -------------      -------------
        Total operating expenses ..........................            82.0                37.7             69.5               40.2
                                                              -------------       -------------    -------------      -------------
Income (loss) from operations .............................           (41.2)               12.9            (23.2)              12.9
Interest income (expense), net ............................             1.4                 0.9              1.5               (1.4)
                                                              -------------       -------------    -------------      -------------
Income (loss) before taxes ................................           (39.8)               13.8            (21.7)              11.5
Income tax provision ......................................           (13.4)                6.8             (4.1)               6.5
                                                              -------------       -------------    -------------      -------------
Income (loss) before extraordinary item ...................           (26.4)                7.0            (17.6)               5.0
Loss on early extinguishment of debt,
     net of income tax benefit ............................              --                 1.3               --                0.6
                                                              -------------       -------------    -------------      -------------
Net income (loss) .........................................           (26.4)                5.7            (17.6)               4.4
                                                              =============       =============    =============      =============


Comparison of Three and Nine Months Ended September 28, 2001 and September 29, 2000

Revenue. Revenue decreased 27.5% from $29.9 million in the third quarter of 2000 to $21.7 million in the third quarter of 2001. Revenue decreased due to a 14.6% decrease in the volume of products shipped in the third quarter of 2001 as compared to the third quarter of 2000 combined with a decrease of 10.5% in average selling price of our products in the third quarter of 2001 as compared to the third quarter of 2000. The decrease in the average selling price is primarily attributable to product mix. The revenue decrease is also attributable to a $2.1 million provision for sales returns recorded in the third quarter of 2001 as compared to a provision for sales returns of $513,000 recorded in the third quarter of 2000. Two customers accounted for 36.6% and 13.6% of total revenue in the third quarter of 2001, and two customers accounted for 22.4% and 12.8% of total revenue in the third quarter of 2000.

Revenue increased 20.2% from $67.9 million in the nine months ended September 29, 2000 to $81.6 million in the nine months ended September 28, 2001. Revenue increased due to a 27.3% increase in the volume of products shipped in the nine months ended September 28, 2001 as compared to the nine months ended September 29, 2000, offset by a decrease of 1.8% in average selling price of our products in the nine months ended September 28, 2001 as compared to the nine months ended September 29, 2000. The revenue increase is also offset by a $2.3 million provision for sales returns recorded in the nine months ended September 28, 2001 as compared to a provision for sales returns of $513,000 recorded in the nine months ended September 29, 2000. Two customers accounted for 30.2% and 10.7% of total revenue during the nine months ended September 28, 2001, and one customer accounted for 20.5% of total revenue during the nine months ended September 29, 2000.

Cost of revenue. Cost of revenue decreased 13.2% from $14.8 million in the third quarter of 2000 to $12.8 million in the third quarter of 2001. As a percentage of revenue, cost of revenue increased from 49.4% in the third quarter of 2000 to 59.2% in the third quarter of 2001. Cost of revenue increased 37.6% from $31.8 million in the nine months ended September 29, 2000 to $43.8 million in the nine months ended September 28, 2001. As a percentage of revenue, cost of revenue increased from 46.9% in the nine months ended September 29, 2000 to 53.7% in the nine months ended September 28, 2001. The increase in cost of revenue as a percentage of sales for both comparable periods was primarily attributable to lower than expected increase in revenue and production volume.

Research and development. Research and development expenses increased 56.2% from $3.3 million in the third quarter of 2000 to $5.2 million in the third quarter of 2001. Research and development expenses increased 77.0% from $8.1 million in the nine months ended September 29, 2000 to $14.3 million in the nine months ended September 28, 2001. The increase in research and development expenses for both comparable periods was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses increased from 11.0% in the third quarter of 2000 to 23.8% in the third quarter of 2001. As a percentage of revenue, research and development expenses increased from 11.9% in the nine months ended September 29, 2000 to 17.5% in the nine months ended September 28, 2001. As a percentage of revenue, research and development expenses for both comparable periods increased primarily due to lower than expected revenue for such periods.

Sales and marketing. Sales and marketing expenses increased 53.6% from $4.8 million in the third quarter of 2000 to $7.3 million in the third quarter of 2001. Sales and marketing expenses increased 94.3% from $10.5 million in the nine months ended September 29, 2000 to $20.4 million in the nine months ended September 28, 2001. The increase in sales and marketing expenses for both comparable periods is primarily attributable to increases in sales and marketing personnel expenses, advertising, tradeshow, and public relations expenses. As a percentage of revenue, sales and marketing expenses increased from 15.9% in the third quarter of 2000 to 33.8% in the third quarter of 2001. As a percentage of revenue, sales and marketing expenses increased from 15.5% in the nine months ended September 29, 2000 to 25.1% in the nine months ended September 28, 2001. As a percentage of revenue, sales and marketing expenses for both comparable periods increased primarily due to lower than expected revenue during such periods.

General and administrative. General and administrative expenses increased 100.8% from $1.5 million in the third quarter of 2000 to $3.1 million in the third quarter of 2001. General and administrative expenses increased 131.0% from $4.1 million in the nine months ended September 29, 2000 to $9.5 million in the nine months ended September 28, 2001. The increase in general and administrative expenses for both comparable periods is primarily due to increased personnel expenses, consulting costs and provision for bad debts. As a percentage of revenue, general and administrative expenses increased from 5.2% in the first quarter of 2000 to 14.3% in the first quarter of 2001. As a percentage of revenue, the increase in general and administrative expenses for both comparable periods is attributable to increased personnel expenses, consulting costs, allowance of bad debts in addition to a lower than expected revenue during such periods.

Amortization of goodwill. Amortization of goodwill increased from $722,000 in the third quarter of 2000 to $1.5 million in the third quarter of 2001. Amortization of goodwill increased from $1.7 million in the nine months ended September 29, 2000 to $3.7 million in the nine months ended September 28, 2001. The increase in amortization of goodwill from the third quarter of 2000 to the third quarter of 2001 is attributable to goodwill related to the WirelessHome acquisition in March 2001. Amortization of goodwill increased from the nine months ended September 29, 2000 to the nine months ended September 28, 2001 due to goodwill and other intangible assets related to the WirelessHome acquisition in March 2001.

Impairment of goodwill. We recorded $4.3 million of impairment for goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equals the unamortized amount of the goodwill as of the date of the closure of the Ubiquity facilities as no future benefit is anticipated since WirelessHome has replaced Ubiquity as the developer of our point-to-multipoint systems.

Restructuring charges. We recorded $1.2 million of restructuring charges related to the closure of our former Ubiquity operations during the first quarter and second quarter of 2001. The charges include $1.0 million of cash provisions, which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of September 28, 2001, approximately $0.8 million of the $1.0 million of cash provisions were incurred with the remainder expected to be paid by the end of 2001. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

In addition, the Company recorded $0.6 million associated with restructuring the operations at the Company's headquarters.

Amortization of deferred stock compensation. Amortization of deferred stock compensation was $946,000 in the third quarter of 2000 and $303,000 in the third quarter of 2001. As a result of closing the Ubiquity operations in March 2001, we reversed in the first quarter of 2001 both a portion of the deferred stock compensation associated with the Ubiquity employees expensed in previous quarters and the remaining unamortized portion of the deferred stock compensation associated with those employees. Consequently, the amortization of deferred stock compensation in the third quarter of 2001 is lower than in the third quarter of 2000.

Interest income (expense), net. Interest income (expense), net increased from $258,000 in the third quarter of 2000 to $304,000 in the third quarter of 2001. Interest income (expense), net increased from $(966,000) in the nine months ended September 29, 2000 to $1.2 million in the nine months ended September 28, 2001. The increase in interest income (expense) for both comparable periods was attributable to interest income earned on our investment securities and significantly reduced interest expense due to the repayment of our debt.

Income tax provision (benefit). The income tax provision (benefit) decreased from a $2.0 million provision in the third quarter of 2000 to a $(2.9) million benefit in the third quarter of 2001. The income tax provision (benefit) decreased from a $4.4 million provision in the nine months ended September 29, 2000 to a $(3.4) million benefit in the nine months ended September 28, 2001. The Company reported a net loss of $(5.7) million and $(14.3) million in the third quarter of 2001 and in the nine months ended September 28, 2001, respectively, resulting in a tax benefit for both respective periods. Our effective tax rate was a 33.7% and 19.0% benefit for the third quarter of 2001 and the nine months ended September 28, 2001, respectively. The primary difference between the Company's effective tax rate and the statutory rate after the impact of non-deductible expenses for the third quarter of 2001 include the amortization of deferred stock compensation and the amortization of WirelessHome goodwill. For the nine months ended September 28, 2001, non-deductible expenses include the impairment of goodwill, the amortization of deferred stock compensation and the amortization of WirelessHome goodwill.

Liquidity and Capital Resources

     As discussed in the Overview above, the Company had net proceeds of approximately $91.1 million from the initial public offering and in August 2000 used approximately $29 million of the net proceeds to repay outstanding indebtedness under its term notes along with the outstanding borrowings under its revolving credit facility. Of the net proceeds, the Company also used approximately $3 million to pay a security deposit in connection with a new noncancellable operating lease, approximately $10 million in connection with the acquisition of WirelessHome, approximately $33 million to invest in short-term and long-term interest-bearing, investment-grade securities, approximately $8 million in purchases of equipment and leasehold improvements, and approximately $8 million to finance its operations and working capital requirements.

     Prior to our initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing.

     Cash and cash equivalents decreased by $21.5 million from $31.1 million at December 31, 2000 to $9.5 million at September 28, 2001. Cash and cash equivalents increased by $57.5 million from $1.9 million at December 31, 1999 to $59.4 million at September 29, 2000.

     Net cash used in operating activities for the nine months ended September 28, 2001 was $18.0 million primarily due to a net loss of $14.3 million, increased changes in inventory of $10.2 million, deferred taxes of $2.5 million, and accounts payable and accrued liabilities of $10.1 million offset by depreciation and amortization of $8.4 million, impairment of goodwill of $4.3 million, a provision for bad debts of $821,000, a provision for sales returns of $2.2 million, and increased changes in accounts receivable of $1.1 million and prepaid expenses and other of $2.7 million. Net cash used in operating activities for the nine months ended September 29, 2000 was $10.1 million primarily due to increased changes in accounts receivable of $17.9 million, inventory of $6.0 million, deferred taxes of $1.4 million, other long-term assets of $2.5 million, and payable to parent company of $1.3 million, offset by net income of $3.0 million, depreciation and amortization of $5.4 million, amortization of deferred financing costs of $748,000, a provision for sales returns of $513,000, increased changes in deferred taxes of $435,000 and accounts payable and accrued liabilities of $8.7 million.

     Net cash used in investing activities for the nine months ended September 28, 2001 was $3.8 million primarily due to purchases of equipment and leasehold improvements of $4.4 million, purchases of investment securities of $10.2 million, cash paid for acquisition of WirelessHome, net of cash acquired, of $10.1 million, offset by proceeds from sale of investment securities of $20.9 million. Net cash used in investing activities for the nine months ended September 29, 2000 was $2.3 million due to purchase of equipment and leasehold improvements.

     Net cash provided by financing activities was $285,000 in the nine months ended September 28, 2001 resulting from employee stock purchase plan shares of $1.3 million and exercise of stock options of $600,000, offset by repayment of long-term debt of $1.7 million. Net cash provided by financing activities in the nine months ended September 29, 2000 was $69.8 million representing net proceeds from the issuance of shares of $95.0 million, offset by repayments of $24 million of long-term debt and line of credit, net of borrowings, and issuances of stockholders' notes to employees of $1.2 million.

     We believe that our current available cash and investments combined with our available borrowings on our unused $10 million revolving credit facility, which matures in November 2002, will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. Our management intends to invest any cash in excess of current operating requirements in interest-bearing investment-grade securities. Our future capital requirements will depend upon many factors, including management of working capital, the success of marketing, sales and distribution efforts, the timing of research and product development efforts and expansion of our marketing efforts.

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

In July 2001, the FASB also issued SFAS No. 142. ("SFAS 142"), "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting effective January 1, 2002, and existing goodwill will no longer be subject to amortization. Goodwill arising between June 30, 2001 and December 31, 2001 will not be subject to amortization.

Under adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $5.6 million based on anticipated amortization for 2002. Goodwill amortization for the nine months ended September 29, 2001 under APB Opinion
No. 17 was $3.7 million.

In August 2001, the FASB issued SFAS No. 143 ("SFAS 143") "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

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

         No applicable items

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         November 13, 2001     Western Multiplex Corporation

                                    By:           /s/ NANCY HUBER
                                       -----------------------------------------
                                                      Nancy Huber
                                       Chief Financial Officer, Executive Vice
                                              President, and Secretary
                                       (Principal Financial and Accounting
                                                   Officer)