Form 10-K
period 2001-12-31
WESTERN MULTIPLEX CORP
filed 2002-02-25
CIK 1112263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-30993

Western Multiplex Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2198231
(State of Incorporation)	(I.R.S. Employer Identification No.)

1196 Borregas Avenue

Sunnyvale, California 94089
(408) 542-5200
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $18.9 million on February 21, 2002, based on the closing sales price of the registrant’s common stock as reported on The Nasdaq Stock Market as of such date.

      The number of shares outstanding of the registrant’s Class A common stock as of February 21, 2002 was approximately 59,291,283.

PART I

Item 1.     Business

      Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, cash flows, revenues, financing plans, business strategies and market acceptance of its products. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Overview

      We provide broadband, or high-speed, wireless access products both in the United States and internationally. Our products and systems enable service providers, businesses and other enterprises to deliver data, voice and video services. We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks. During the last ten years, we have developed technologies that have enabled us to introduce what we believe are some of the fastest, longest range and most reliable broadband wireless systems available, including our Tsunami 480, which we believe is currently the industry’s fastest license-exempt wireless system.

      We serve the global broadband wireless access market by selling our systems to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value-added resellers and products integrators. In 2001, we sold our systems to 381 customers in 58 countries.

The Western Multiplex Solution

      We believe that our broadband wireless systems address the growing need for bandwidth where digital phone lines or fiber optic cable are either too expensive to deploy in a timely fashion or are unavailable. Our systems are used in a variety of applications in different markets, including:

•	Wireless operator infrastructure. Our systems enable cellular and personal communication service providers to connect their base stations to other base stations and to existing wire line networks.

•	Fiber extension. Our systems enable service providers to extend the reach of the fiber optic network that spans the United States with products that combine the high transmission speeds and the reliability of fiber optic cable with the flexibility, cost effectiveness and rapid deployment of wireless technologies.

•	Campus and other private networks. Our systems enable enterprises with multiple facilities, including those located in a campus environment, to connect their facilities to expand or establish private computer and communications networks.

•	Last mile access. Our systems connect end-users with a service provider’s central office, providing high-speed last mile internet access.

•	Fiber redundancy. Our systems enable service providers and enterprises to back-up the wire line portions of their networks.

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

      Telecommunications grade availability of service. We have developed proprietary error correction algorithms, fault tolerant systems and comprehensive network management software designed to enable our Lynx and Tsunami systems to match or exceed fiber network availability standards. These wireless systems are designed to provide 99.999% availability, or less than five minutes of down time per year. As a result, our systems enable service providers, businesses and other enterprises to provide end-users with telecommunications grade availability which is equal to or better than that offered by most alternative broadband access solutions.

      High-speed and long distance connections. We have used our engineering expertise and proprietary radio frequency and digital signal processing technologies to design systems that offer an attractive combination of high-speed transmission rates and long-range coverage. During the past ten years, we have introduced what we believe are some of the fastest and longest-range wireless systems available, including our Tsunami 480, which we believe is currently the industry’s fastest license-exempt system.

      Cost-effective solution. Because our technology enables our systems to transmit over longer distances than competing product designs, service providers, businesses and other enterprises require fewer units to cover a specified area. As a result, they are able to reduce both their initial and incremental capital expenditures for network deployment.

      Fully integrated end-to-end solution. We offer a broad range of systems that enable service providers, businesses and other enterprises to create complete broadband wireless networks that connect end-users to the fiber optic network. Our point-to-point systems are primarily used within the backhaul segments of networks and also provide last mile access to large businesses. Our point-to-multipoint systems provide last mile access to residential users and small businesses. Our systems use similar radio frequency technology, digital signal processing and network management software. We believe this design commonality offers service providers, businesses and other enterprises higher end-to-end performance, lower equipment costs and lower training and maintenance costs.

      Our broadband wireless access systems have various disadvantages and limitations. For example, the broadband wireless access industry is technology intensive and requires us to continually develop new products or product enhancements in order for us to remain competitive. In addition, in contrast to mobile wireless access solutions, our systems require line-of-sight installation, which often requires the end-user to obtain roof rights from third parties. Our systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas as our systems or, in the case of operating frequencies above 11 Ghz, if there is inclement weather. Furthermore, our point-to-multipoint systems started shipping in late 2001 and we may not be able to successfully penetrate the market with these systems.

Strategy

      Our objective is to be a leading global provider of broadband wireless access systems. Our strategy to accomplish this objective is to:

      Capitalize on our technology expertise to rapidly introduce new products. Over the last ten years, we have developed several core technologies that form the basis of our current product lines and which we intend to use in our future product development. Our dedicated team of engineers has multi-disciplinary technical capabilities, including radio frequency technology, digital signal processing and system software development. We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner. For example, we are currently developing a point-to-point broadband wireless system capable of transmitting data at speeds in excess of 180 megabits per second and point-to-multipoint systems which will easily integrate with our existing point-to-point systems.

      Utilize existing customer relationships to expand into new market segments. In 2001, we sold our systems to 381 customers in 58 countries. Our customers include AT&T Wireless Group, Verizon Wireless, Cingular Wireless and Voicestream Wireless Corporation. We intend to build upon our relationships with current customers as they continue to expand their networks and enter new market segments, such as fiber extension, campus and other private networks and last mile access. We believe that we will be well-positioned to provide our current customers with broadband wireless access solutions in their new markets.

      Increase our presence in international markets. While our products are currently sold and approved for use in 39 countries, we intend to increase our presence in these countries and further expand into new international markets where broadband wire line access is currently too expensive or unavailable. In particular, we believe there is a substantial opportunity for our licensed products in countries where government authorities have granted or have indicated that they intend to grant broadband wireless licenses. Additionally, as governmental authorities make license-exempt spectrum available, we believe our license-exempt systems will be well-positioned for rapid deployment in these international markets. We will continue to expand our presence worldwide by expanding our international sales and marketing efforts, obtaining regulatory approval for deploying our systems in new international markets, increasing our total product offerings in both existing and new international markets and establishing strategic alliances and partnerships.

      Aggressively market through distributors, value-added resellers and systems integrators. We have established relationships with key distributors, value-added resellers and systems integrators such as Avant Telecoms Inc., Communications Services International, Inc., Hutton Communication, Inc., Somera Communications Inc., Tessco Technologies Incorporated and Westcon Inc. to market and sell our systems. To further accelerate our growth, we intend to build upon our existing relationships and establish new relationships with distributors, value-added resellers and systems integrators that we believe have strong relationships with potential customers for our Lynx, Tsunami and point-to-multipoint systems. Our marketing group continues to develop materials and programs such as training courses to assist our distributors, value-added resellers and systems integrators in penetrating these markets.

      Expand through strategic transactions. We intend to pursue acquisitions of complementary businesses, technologies, products or services to expand our presence in the broadband wireless access market. On March 24, 2000, we acquired Ubiquity Communication, Inc., a Petaluma, California-based company. Through the acquisition, we acquired development stage point-to-multipoint technology that we have integrated with our core technologies to develop our point-to-multipoint systems. On March 22, 2001, we acquired WirelessHome Corporation, a Long Beach, California-based company. Through this acquisition, we acquired point-to-multipoint technology in the Beta phase that we have used to complete development of our first generation point-to-multipoint systems. On January 16, 2002, we signed a merger agreement with Proxim, Inc., a Sunnyvale, California-based company. Proxim provides wireless local area networking and building-to-building network products based on radio frequency or RF technology.

Products

      We have three product lines: Lynx, Tsunami and Tsunami Multipoint, which began shipment in December 2001. We design our systems generally to use common features, components and software.

Lynx and Tsunami Products

      Our products operate at different transmission speeds and radio frequencies. Our product names directly correspond to the transmission speeds at which they are capable of operating. The table below summarizes the features of our current products:

	Transmission Speeds	Radio
	(Kilobits per second (Kbps))	Frequency
Product Name	(Megabits per second (Mbps))	(Gigahertz (GHz))

LYNX Fractional-T1	56 to 512 Kbps	2.4 GHz
LYNX T1/ E1	1.5 Mbps/2 Mbps	(License-exempt)
LYNX 2T1/2E1	3 Mbps/4 Mbps
LYNX 4T1/4E1	6 Mbps/8 Mbps
LYNX Fractional-T1	56 to 512 Kbps	5.8 GHz
LYNX T1/ E1	1.5 Mbps/2 Mbps	(License-exempt)
LYNX 2Tl/2E1	3 Mbps/4 Mbps
LYNX 4T1/4E	6 Mbps/8 Mbps
LYNX 6T1/6E1	16 Mbps
LYNX 8T1	12 Mbps
LYNX DS-3	45 Mbps	6 GHz & 11 GHz (Licensed)
LYNX OC-3	155 Mbps	5.3/5.8 GHz (License-exempt)
LYNX DS-3	45 Mbps	6 GHz & 11 GHz (Licensed)
TSUNAMI 10BaseT	2 Mbps	2.4 GHz & 5.8 GHz
	4 Mbps	(License-exempt)
8 Mbps
10 Mbps
TSUNAMI 100BaseT	45 Mbps	5.8 GHz
	100 Mbps	(License-exempt)&
23 GHz
(Licensed)
TSUNAMI 1000SY	480 Mbps	5.3/5.8 GHz
(License-exempt)
TSUNAMI Multipoint	60 Mbps/sector	5.8 GHz
(License-exempt)

Each of our point-to-point systems consists of two identical pieces of equipment. Each piece of equipment is first connected to an end-user’s network by a cable and a connector and then connected by an antenna cable to an antenna, which is usually on a rooftop or tower. The two antennae are then aimed at one another to create a wireless connection between the two end-user locations. By using multiple systems, end-users can connect more than two locations to form a more extensive network. Our point-to-multipoint system consists of a base station connected to a wire line network which communicates with a multitude of subscriber units that connect remote local area computer networks to the main wire line network.

      Lynx products. Our point-to-point Lynx products are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. These connections comprise the backhaul segments of their networks. In addition, these products are also used to establish campus and private networks and to provide fiber extension and last mile access. Our Lynx products are offered in a variety of frequencies, ranging from 2.4 GHz to 11 GHz, which includes both licensed and license-exempt spectrum, and in a variety of data transmission speeds, ranging from 56 Kbps per second to 155 Mbps per second. Our Lynx products can transmit and receive the maximum data capacity in both directions simultaneously, a feature commonly known as full duplex. Our products have a compact, fully-integrated design and a built-in network management system. They can be linked together within a network and managed with simple network management protocol, or SNMP, software. SNMP is an industry standard set of rules that governs network management and monitors network devices and their functions. Our Lynx products also include a separate control and diagnostic channel which remotely monitors the system’s status and performance without reducing its carrying capacity.

      We are currently developing additional Lynx products, some of which should be capable of operating at speeds exceeding 625 megabits per second. These products under development will be additional solutions for fiber extension and last mile access.

      Tsunami products. Our point-to-point Tsunami products primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. In addition, these products are also used to provide fiber extension and last mile access. Tsunami products are currently offered in a variety of frequencies, ranging from 2.4 GHz to 23 GHz, and in a variety of data transmission speeds, ranging from 2 Mbps per second to 480 Mbps per second. Like our Lynx products, our Tsunami products offer features including full duplex transmission, fully-integrated design and a separate control and diagnostic channel. In addition, our higher capacity Tsunami systems include one or more additional T1 or E1 connections without reducing the carrying capacity of the system. The additional T1 or E1 connection is a standard telecommunications interface that is not based on Internet Protocol and is typically used for voice and/or video.

      We are currently developing Tsunami products that should operate at speeds exceeding 720 megabits per second. These products under development will be additional solutions for fiber extension, last mile access and campus and private networks.

Point-to-Multipoint Products

      In late 2001 we began shipping our point-to-multipoint systems to enable service providers, businesses and other enterprises to cost-effectively connect end-users to a central hub. Businesses and other enterprises may also use these systems to cost-effectively connect multiple facilities within their private networks.

      Our point-to-multipoint systems are deployed in a hub and spoke configuration consisting of a single central hub and equipment located at each end-user’s premises. The central hub will wirelessly connect to the remote customer premises equipment. It will also prioritize transmission and allocate slots of time to each end-user based on a system called time division duplexing. We believe our time division duplexing technology will provide a more efficient use of capacity than most alternative technologies to accommodate the peaks and lows of traffic between the end-user and the central hub. The central hub will operate in a range of frequencies, in various geographic configurations and will be capable of supporting hundreds of units of customer premises equipment. The hub unit will also be able to connect to the central office of a service provider using our point-to-point technology. The customer premises equipment will transmit and receive data between the end-user and the central hub at various transmission speeds and frequencies.

Technology

      Over the last ten years, we have developed a number of core technologies that form the basis of our current product offerings and which will also be used in our future product development. Our primary areas of technology expertise are radio frequency technology, digital signal processing and system software development.

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

      Digital signal processing technology. Our products use proprietary digital signal processing technologies and designs that we developed specifically for use in wireless systems. We believe these technologies have enabled us to introduce a number of high-speed wireless products that we may not have been able to produce with generic digital signal processing chip sets that are commercially available. Because our development cycles are not dependent on an external supplier, we believe we can develop flexible, innovative products more quickly than our competitors who do not have this in-house capability. We are currently using our technological expertise in digital signal processing to develop next generation, high-speed wireless systems designed to operate at speeds over 720 megabits per second.

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

      We have established relationships with large national and international distributors, local and specialized distributors and value-added resellers. The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation and testing. In some cases, both distributors and value-added resellers also assist their customers with financing, maintenance and the purchase of ancillary equipment necessary for installation of a wireless network. We are currently exploring opportunities to begin selling directly to original equipment manufacturers. In 2001, sales of our products through distributors and value-added resellers represented 88.0% of our revenue.

      Our estimated backlog as of December 31, 2000 and 2001 was $15.2 million and $8.5 million, respectively.

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

Customers

      We have a globally diversified base of customers and end-users consisting of service providers, businesses and other enterprises. In 2001, we sold our products to 381 customers in 58 countries. For the year ended December 31, 2001, sales to our three largest distributors, Comstor, Somera Communications, Inc., and Tessco Technologies, represented 29.9%, 11.4% and 10.5%, respectively, of revenue.

      Export sales, which are denominated in U.S. dollars and consist of domestic sales to customers in foreign countries accounted for approximately 23.1%, 33.2% and 24.3% of net revenue in 1999, 2000, and 2001 respectively.

      In 1999, 2000, and 2001, sales to all distributors of the Company’s products accounted for approximately 23.1%, 39.5% and 69.8% of net revenues.

Research and Development

      Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end-users. We are currently pursuing the following research and development initiatives:

•	developing our point-to-multipoint systems;

•	adapting our products to additional frequencies and interfaces;

•	developing higher speed products;

•	increasing the performance of our digital signal processing technology; and

•	designing our products for low-cost, outsourced manufacturing, assembly and testing.

      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. Over the last ten years, we have made and expect to continue to make significant investments in research and development. We invested approximately $5.9 million, $12.4 million and $19.1 million in research and development activities in 1999, 2000, and 2001, respectively.

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

Competition

      The market for broadband wireless access systems is rapidly evolving, highly competitive and subject to rapid technological change. Because we develop a variety of products for several different markets, we have a broad range of competitors. Competition for one or more of our systems includes products manufactured or marketed by a number of large communication equipment suppliers, including Alcatel, Ericsson Business Networks AB, Lucent Technologies Inc. and Nortel Networks Corporation, as well as by a number of smaller companies, including Alvarion, Ltd., P-Com, Inc., Proxim, Inc., and Wi-LAN Inc. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. In addition, our competitors may provide financing to their customers. Companies in the communications industry which are currently not selling broadband wireless access products, as well as our current competitors, may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to enter this market or to increase their ability to gain market share rapidly. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

      We have just begun to ship our point-to-multipoint products and have not yet developed a competitive position in the point-to-multipoint segment of the market. A number of other companies began commercially selling point-to-multipoint systems before us, and these companies may have a competitive advantage because they were the first to market this type of product. We believe, however, that we will be able to successfully compete by using our relationships with our existing customers to sell our new point-to-multipoint systems, which can be integrated with our other systems, and because we believe our point-to-multipoint systems may have features our competitors’ systems do not have.

      Technological developments and consolidation within the broadband wireless access equipment industry result in frequent changes to our group of competitors. The principal competitive factors in our market include:

•	product features and reliability;

•	the ability to be among the first to introduce new products;

•	price;

•	brand recognition;

•	relationships with distributors, value-added resellers, systems integrators and service providers;

•	the ability to integrate various products into a single network; and

•	customer service and technical support.

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

      We currently have six U.S. patents, five of which relate to our point-to-multipoint systems, and one to our point-to-point systems under development. One of these patents expires in 2011, two in 2012, and two in 2016. We also have one pending U.S. patent application that pertains to our point-to-multipoint systems. Assuming our patent applications result in granted patents, those patents will expire in 2018. In addition, we have four U.S. trademarks, which cover variations of our name and logo, and several pending U.S. trademark applications, which cover our Lynx and Tsunami product lines. Because, to date, we have sold our products primarily in the United States, we have not yet applied to register any of our intellectual property in any foreign countries. However, we intend to file foreign patent and trademark applications in the future, in instances where we consider a particular trademark or aspect of our technology important enough to justify the added expense of the filings.

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

      We also have an intellectual property license agreement with Glenayre which we entered into on November 1, 1999. Under the agreement, Glenayre granted us a royalty-free license to use some of its intellectual property, including patents, patent applications, copyrights, software, technology and proprietary information. In addition, Glenayre granted us a license to use its name. Under the agreement, we granted Glenayre a royalty-free license to two patent applications and to use any trademarks we own that relate to inventory held by Glenayre on the date of the license.

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

Employees

      As of December 31, 2001, we had 269 employees, including 56 in manufacturing, 91 in research and development, 91 in sales, marketing and customer service and 31 in finance and administration. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

Executive Officers

      The following information as of February 21, 2002, is provided with respect to each of our executive officers.

Name	Age	Current Title and Position

Jonathan Zakin	52	Chief Executive Officer and Chairman of the Board of Directors
Amir Zoufonoun	42	President and Chief Operating Officer
Nancy Huber	44	Executive Vice President and Chief Financial Officer
Fred Corsentino	48	Executive Vice President of Worldwide Sales
Gordana Pance	38	Vice President of Engineering
Rita Khayat-Toubia	39	Chief Information Officer and Vice President of Information Systems
Ihab Abu-Hakima	45	Senior Vice President of International Sales
Christina Rulo	57	Vice President of Human Resources

      Jonathan N. Zakin has served as our Chief Executive Officer and Chairman of the Board of Directors since November 1, 1999. Mr. Zakin is also currently President of Leeward Technology Partners and Leeward Management Inc., affiliates of Ripplewood Holdings, L.L.C., and he is the Manager of Seaview Holdings, L.L.C. Prior to founding Leeward Technology Partners in 1997, he was Executive Vice President of Business Development and Corporate Strategy of U.S. Robotics, a communications equipment company, from 1995 to 1997, Executive Vice President of Sales and Marketing of U.S. Robotics from 1989 to 1995 and Vice President of Sales from 1987 to 1989. Mr. Zakin was elected a director of U.S. Robotics in 1988. He has also held various executive and management positions, both domestically and internationally, with Winterhalter, Inc., Cosma International, Brisk and Kindle and J. Henry Schroder Corp. Mr. Zakin received an M.B.A. degree from Harvard Business School and a B.A. degree from New York University.

      Amir Zoufonoun has served as our President and Chief Operating Officer and a member of the Board of Directors since November 1, 1999. He was also our General Manager from 1998 to 1999. Since Mr. Zoufonoun joined Western Multiplex in 1989, he served in various management positions of increasing responsibility, including Vice President of Engineering. From 1979 to 1989, he held various engineering and technical management positions with Harris Corporation. Mr. Zoufonoun received a M.S. degree in electrical engineering from Santa Clara University and a B.S. degree in Electrical Engineering from San Jose State University.

      Nancy Huber has served as our Chief Financial Officer, Executive Vice President and Corporate Secretary since February 16, 2000 and on October 2, 2001 was promoted from Vice President of Finance to Executive Vice President. Prior to joining us, Ms. Huber served as Vice President of Finance, Western Operations for Evans & Sutherland Computer Corporation, a graphics developer, from 1998 to 1999. From 1994 to 1998, she was Vice President of Finance and Chief Financial Officer for AccelGraphics, Inc. From 1991 to 1994, she served first as MIS Manager, then Chief Financial Officer and finally Chief Executive Officer of ATG Cygnet, Inc., a mass storage robotic company. Ms. Huber received a Master of Management degree from the J.L. Kellogg Graduate School of Management and a B.S. degree in Chemical Engineering from Purdue University.

      Fred Corsentino has served as our Vice President of Sales since February 25, 2000 and was promoted to Executive Vice President of Worldwide Sales on October 19, 2000. From 1998 to 1999, Mr. Corsentino was Vice President of Sales for Open Port Technology, a worldwide provider of Internet telephony solutions. From 1997 to 1998, Mr. Corsentino was Director of North American Enterprise Access Sales for 3Com Corporation, a communications equipment company. From 1993 to 1997, he served as Director of East Area Sales for U.S. Robotics where he was responsible for major enterprise and service provider accounts. Mr. Corsentino received an M.B.A. degree from Columbia University and a B.S. degree in Economics from the New York Institute of Technology.

      Gordana Pance has served as our Vice President of Engineering since November 1, 2000. Prior to that she held various engineering management positions at Western Multiplex. Mrs. Pance has been a key driver behind our company’s technical leadership since 1993, when she first joined Western Multiplex to lead our RF and microwave R&D. She received her M.S. and Ph.D. degrees from the University of Rochester, New York, in 1990 and 1993 respectively, both in electrical engineering.

      Rita Khayat-Toubia has served as our Chief Information Officer and Vice President, Information Systems since March 1, 2001. Ms. Khayat-Toubia has more than 15 years of experience in information technology including project management, application development, infrastructure management, organizational development and process reengineering. Prior to joining us, Ms. Khayat-Toubia served as Director of Global Information Systems Controlling for Hoechst Marion Roussel AG, an international pharmaceutical firm where she managed worldwide IS activity and integrated all IS departments. Ms. Khayat-Toubia also served as MIS Director, Roussel Uclaf Holdings Corporation, for their U.S. headquarters in New Jersey. Prior to her position with Hoechst Marion Roussel AG, Ms. Khayat-Toubia served as Director of International Information Systems for Roussel Uclaf where she instituted operating policies and procedures for worldwide standards and strategic planning for over 25 foreign subsidiaries. Ms. Khayat-Toubia received a Post-M.S. degree in Engineering, M.S. degree in Information Systems and Business Administration from ISIM (Institut des Sciences de l’Ingengieur de Montpellier), France and a B.S. degree in Economics from Bordeaux University, France.

      Ihab Abu-Hakima has served as our Senior Vice President of International Sales since January 10, 2002. He was our Vice President of Marketing from July 24, 2000 until March 20, 2001. From March 20, 2001 until January 10, 2002 he was our Vice President of Business Development. Prior to joining us, Mr. Abu-Hakima served as Senior Vice President of Marketing and Business Development at LiveKnowledge.com, an Internet knowledge exchange from 1999 to 2000. From 1997 to 1999, he was Vice President and General Manager of the Internet and Business Computing Division of the Strategic Business Analysis Division at Silicon Graphics Computer Systems, Inc. From 1991-1996, he held various positions at Silicon Graphics Computer Systems. Mr. Abu-Hakima received an M.B.A. degree and a B.Eng. Electrical Engineering degree, with honors, from McGill University.

      Christina M. Rulo has served as our Vice President of Human Resources since October 19, 2000. Prior to joining us, Ms. Rulo served as Corporate Vice President of Human Resources for Hyperion Solutions, where she was responsible for leading a worldwide Human Resources merger effort including culture integration programs and policy and benefit redesign implementation. From 1995 through 1997, Ms. Rulo served as Vice President of Human Resources for VLSI Technology, Inc., a multi-national ASIC semiconductor corporation. Ms. Rulo also served as Human Resource Director and as a regional Human Resource Director for VLSI prior to her appointment as Vice President. Ms. Rulo is a Board member of Networks Advantage.

Item 2.     Properties

      We lease approximately 98,173 square feet of facilities in several locations. Our headquarters is a 45,709 square foot facility in Sunnyvale, California. This facility accommodates the following departments: sales and marketing, the majority of our research and development, manufacturing, administration and finance. The term of the lease for this facility expires in June 2006. We also lease approximately 4,494 square feet in Petaluma, California, which was used for our Ubiquity operations. As part of the closing of these operations during the end of the first quarter of 2001, we began subleasing this facility in November 2001. In addition, on September 13, 2000, we entered into an agreement to lease a 37,333 square foot facility in Sunnyvale, California for our manufacturing and customer support operations. The term of the lease for this facility began in January 2001 and expires in November 2010. As part of our acquisition of WirelessHome in March 2001, we also acquired the lease for a 10,637 square foot facility in Long Beach, California. The term of this lease expires in July 2005.

Item 3.     Legal Proceedings

      We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

      The following table shows the high and low bid prices of the Company’s common stock for the fiscal years ended December 31, 2000 and 2001 as reported on the NASDAQ National Market System:

	High	Low

Third Quarter (ended 9/29/00)	$21.44	$12.00
Fourth Quarter (ended 12/31/00)	$17.13	$4.94
First Quarter (ended 3/30/01)	$17.0	$6.63
Second Quarter (ended 6/29/01)	$8.20	$2.50
Third Quarter (ended 9/28/01)	$5.60	$2.82
Fourth Quarter (ended 12/31/01)	$5.85	$3.25

      The closing price of the Company’s common stock on the NASDAQ National Market System on February 21, 2002 was $1.85.

(b) Holders

      Western Multiplex Corporation common stock is quoted on the NASDAQ National Market System under the symbol WMUX. The Company has 276 stockholders of record as of February 21, 2002.

(c) Dividends

      The Company presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Western Multiplex’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1998 are derived from audited financial statements not appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 1997 is derived from unaudited financial statements not appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Revenue, net	$32,108	$32,903	$44,750	$105,508	$105,730
Cost of revenue	16,039	17,703	22,470	50,466	55,887

Gross Profit	16,069	15,200	22,280	55,042	49,843
Operating expenses:
Research and development	4,099	4,866	5,925	12,379	19,114
Sales and marketing	4,709	5,105	6,154	16,180	26,562
General and administrative	1,463	1,494	2,038	6,351	12,041
Amortization of goodwill and intangible assets	733	731	737	2,382	5,440
Amortization of deferred stock compensation	—	—	—	4,161	5,196
Recapitalization costs	—	—	3,050	—	—
Impairment of goodwill and intangible assets	—	—	—	—	4,331
Restructuring charges	—	—	—	—	1,816
In-process research and development	—	—	—	—	6,400
Merger costs	—	—	—	185	30

Total operating expenses	11,004	12,196	17,904	41,638	80,930

Income (loss) from operations	5,065	3,004	4,376	13,404	(31,087)
Interest income (expense), net	1,000	(24)	(368)	85	1,393

Income (loss) before taxes	6,065	2,980	4,008	13,489	(29,694)
Income tax provision (benefit)	2,577	1,145	2,831	6,800	(4,096)

Income (loss) before extraordinary item	3,488	1,835	1,177	6,689	(25,598)
Loss on early extinguishment of debt, net of tax benefit of $241	—	—	—	(394)	—

Net income (loss)	3,488	1,835	1,177	6,295	(25,598)

Basic earnings (loss) per share	$0.04	$0.02	$0.02	$0.13	$(0.44)

Diluted earnings (loss) per share	$0.04	$0.02	$0.02	$0.12	$(0.44)

Shares used to compute basic earnings (loss) per share	80,000	80,000	73,000	47,045	57,559

Shares used to compute diluted earnings (loss) per share	80,000	80,000	73,000	52,081	57,559

	December 31,

	1997	1998	1999	2000	2001

	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$3,057	$1,377	$1,913	$31,094	$16,552
Short-term investments	—	—	—	20,633	6,738
Working capital	10,266	9,835	4,481	84,686	65,083
Total assets	34,937	35,146	43,322	140,877	134,398
Long-term debt, less current portion	—	—	19,153	28	—
Total stockholders’ equity	31,845	30,719	11,006	122,024	118,252
Dividends per common share	$0.15	$—	$—	$—	$—

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, cash flows, revenues, financing plans, business strategies and market acceptance of its products. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

      The following discussion should be read together with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

      We were founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, we changed our strategy, became a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, we introduced our Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on our core technologies and the technology acquired through our purchase of WirelessHome Corporation in March 2001, we are developing point-to-multipoint systems that will enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. We began shipping our first generation of these products at the end of the fourth quarter of 2001.

      On August 4, 2000, we completed our initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to us of approximately $91.0 million after payment of the underwriter’s commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of our then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

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

      Subsequent Event — Merger with Proxim Inc. On January 16, 2002, we signed a merger agreement with Proxim, Inc. (“Proxim”), headquartered in Sunnyvale, California. Proxim provides wireless local area networking and building-to-building network products based on radio frequency technology. Under the terms of the agreement, each outstanding share of Proxim common stock will be converted into the right to receive 1.8896 shares of Western Multiplex common stock. The merger is intended to qualify as a tax-free reorganization. Upon completion of the merger, Proxim stockholders and Western Multiplex stockholders will each own approximately 50% of the combined company. The transaction is subject to customary closing conditions, including regulatory approvals and the approval of the stockholders of both companies. The transaction is expected to close at the end of the first calendar quarter or early in the second calendar quarter of 2002.

      Revenue, net. We primarily generate revenue from the sale of our Lynx and Tsunami systems. We introduced the Tsunami product line at the end of the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our point-to-multipoint systems in the last month of 2001 and have just begun to generate revenue from these products. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value added resellers and system integrators. Sales to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs. We recognize revenue from the sale of our systems and parts when all the following conditions are met: the system or part has been shipped, evidence of an arrangement exists and we have the right to invoice the customer, the collection of the receivable is probable, and we have no post-delivery obligations remaining. Revenue from services, such as preinstallation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is less than one month. Revenue from product rentals is recognized over the period of the rental.

      Net revenue consists of product revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time of sale.

      Our sales force focuses on key strategic accounts and also develops relationships with end-users that purchase through distributors and value-added resellers. Distributors sell our products, and value-added resellers not only sell our products, but also assist end-users in network design, installation and testing. We also market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our distributors or value-added resellers, could materially adversely affect our revenue.

      In 2001, we sold our products to 381 customers in 58 countries. In 2001, international sales accounted for approximately 24.3% of our total sales. We expect international sales to increase as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

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

      Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype development expenses, consultant fees and allocated overhead related to the design, development, testing and enhancement of our products and underlying technologies. We expense all research and development expenses as incurred. We expect to increase our research and development expenses as we continue to develop new products and improve our core technologies. In particular, we expect research and development expenses to increase in connection with our continued development of point-to-multipoint broadband wireless systems.

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

      General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, other general corporate expenses, provision for bad debts, and allocated overhead. We do not expect general and administrative expenses to increase in total during 2002.

      Stock option programs. We have implemented stock option programs for employees and members of the board of directors to attract and retain business and technical personnel. During the year of 2000, we recorded deferred stock compensation for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders’ equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees in their respective operating expense categories.

Recapitalization

      On November 1, 1999, Ripplewood Partners, L.P. and affiliates acquired 94.6% of our capital stock from Glenayre Technologies, Inc. through a wholly owned subsidiary, WMC Holding Corp., in a transaction accounted for as a recapitalization. Prior to the recapitalization, we were an indirect wholly owned subsidiary of Glenayre Technologies, Inc., which had previously acquired us in 1995. As part of Glenayre’s acquisition of us, Glenayre recognized $22.0 million of goodwill, amortized over a 30-year useful life. This goodwill amount, which is $17.1 million in our balance sheet as of December 31, 2001, is reflected on our historical financial statements.

      We treated the recapitalization as an asset acquisition for federal income tax purposes. As a result, we recorded a deferred tax asset in the amount of $3.9 million ($3.1 million as of December 31, 2001) which will offset future tax liabilities during the next 13 years, assuming that we have sufficient income to realize the full benefit of this deduction.

Acquisition of Ubiquity Communication, Inc.

      On March 24, 2000, we acquired Ubiquity Communication, Inc., located in Petaluma, California. Through the acquisition, we acquired technology that we planned to use to develop our point-to-multipoint systems. At the time of the acquisition, Ubiquity Communication had seven employees, including six engineers. In connection with our acquisition of Ubiquity Communication, we issued 692,772 shares of our Class A common stock to the former owners of Ubiquity Communication and reserved 137,727 shares of our Class A common stock for issuance upon the exercise of the Ubiquity Communication options we assumed. The value of the consideration paid for the acquisition of Ubiquity Communication was $6.4 million. We accounted for the transaction using the purchase method of accounting. In March 2001, we closed the Ubiquity operations due to the acquisition of WirelessHome Corporation (“WirelessHome”).

Acquisition of WirelessHome

      On March 22, 2001, we acquired WirelessHome located in Long Beach, California in a cash and stock transaction. WirelessHome is a development stage company that designs and develops point-to-multipoint systems. The acquisition was accounted for as a purchase. We acquired WirelessHome for a total consideration of $28.2 million composed of:

•	1,649,324 shares of Class A common stock valued at $12.1 million;

•	cash for $10.5 million;

•	options and warrants assumed valued at $0.7 million;

•	a stock price protection contingent consideration valued at $2.5 million; and

•	transaction expenses for $2.4 million.

      As part of the transaction we assumed $2.0 million of net liabilities, which consist of $0.4 million of current assets, $0.9 million of other assets and $3.3 million of current liabilities. In March 2001, we issued an initial consideration of $23.0 million. As a result, we recorded the initial purchase price allocation as follows: $24.7 million to goodwill and $0.3 million to deferred compensation.

      Goodwill related to the acquisition is being amortized on a straight-line basis over the estimated useful life of five years. The initial purchase price, as well as the initial allocation, were subject to adjustments upon WirelessHome meeting certain development milestones and other considerations as defined in the agreement to acquire WirelessHome.

      On October 7, 2001, WirelessHome met the development milestones in accordance with the acquisition agreement. This resulted in additional purchase consideration of $5.2 million. We then evaluated and recorded the final purchase price and stock compensation expense arising from the achievement of those milestones. The total purchase price allocation, which consists of $28.2 million of purchase price and $2.0 million of net liabilities assumed, was as follows: $1.0 million to assembled workforce, $6.4 million to in-process research and development, $22.5 million to goodwill, and $0.3 million to deferred compensation. In addition, we recorded $2.2 million of stock compensation expense as a result of releasing and issuing 558,950 shares, which were previously held in escrow, to individuals who were directly involved in the completion of the development milestones.

      The purchase price allocation and intangible assets valuation was based on management’s estimates of the after-tax net cash flows and gave consideration to the following: (i) the employment of a fair market value premise excluding any consideration specific to us which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks, tradename, patents, copyrights, non-compete agreements, assembled work force, customer relationships and sales channel; and (iii) the value of existing technology was specifically addressed, with a view toward ensuring that the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each final product.

      In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

      As WirelessHome replaced Ubiquity in the development of our point-to-multipoint systems, we closed our Ubiquity operations during the quarter ended March 30, 2001. As a result, we recorded restructuring charges of $1.2 million. The charge includes $1.0 million of cash provisions, which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of December 31, 2001, approximately $0.8 million of these costs was incurred with the remainder expected to be paid in 2002. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

Results of Operations

      The following table provides operations data as a percentage of revenue for the periods presented:

	Year Ended December 31,

	1999	2000	2001

Revenue, net	100.0%	100.0%	100.0%
Cost of revenue	50.2	47.8	52.9

Gross profit	49.8	52.2	47.1
Operating expenses:
Research and development	13.2	11.7	18.1
Sales and marketing	13.8	15.3	25.1
General and administrative	4.6	6.0	11.4
Amortization of goodwill and intangible assets	1.6	2.3	5.1
Amortization of deferred stock compensation	—	3.9	4.9
Recapitalization costs	6.8	—	—
Impairment of goodwill and intangible assets	—	—	4.1
Restructuring charges	—	—	1.7
In-process research and development	—	—	6.1
Merger costs	—	0.2	—

Total operating expenses	40.0	39.4	76.5

Income (loss) from operations	9.8	12.8	(29.4)
Interest income (expense), net	(0.8)	—	1.3

Income (loss) before taxes	9.0	12.8	(28.1)
Income tax provision (benefit)	6.4	6.4	(3.9)

Income (loss) before extraordinary item	2.6	6.4	(24.2)
Loss on early extinguishment of debt net of income tax benefit	—	0.4	—

Net income (loss)	2.6	6.0	(24.2)

Comparison of Years Ended December 31, 2000 and 2001

      Revenue, net. Revenue was $105.5 million for the year ended December 31, 2000 compared to $105.7 million for the year ended December 31, 2001. For the year ended December 31, 2001, three distributors, Comstor, Somera Communications, Inc. and Tessco Technologies accounted for 29.4%, 11.4% and 10.5%, respectively, of total revenue. For the year ended December 31, 2000, Somera Communications, Inc. and Avant Telecoms, Inc., a value-added reseller, accounted for 21.4% and 11.1%, respectively, of total revenue. In 1999, 2000, and 2001 sales to all distributors, which have certain limited rights of return of the company’s products, accounted for approximately 23.1%, 39.5% and 69.8% of net revenue. In addition, export sales, which are denominated in U.S. dollars and consist of domestic sales to customers in foreign countries accounted for approximately 23.1%, 33.2% and 24.3% of net revenue in 1999, 2000 and 2001, respectively.

      Cost of revenue. Cost of revenue increased 10.7% from $50.5 million for the year ended December 31, 2000 to $55.9 million for the year ended December 31, 2001. As a percentage of revenue, cost of revenue increased from 47.8% for the year ended December 31, 2000 to 52.9% for the year ended December 31, 2001. The increase in cost of revenue and the increase in cost of revenue as a percentage of revenue from the year ended December 31, 2000 to the year ended December 31, 2001 was primarily due to lower than expected increase in revenue and production volume.

      Research and development. Research and development expenses increased 54.4% from $12.4 million for the year ended December 31, 2000 to $19.1 million for the year ended December 31, 2001. The increase in research and development expenses was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses increased from 11.7% for the year ended December 31, 2000 to 18.1% for the year ended December 31, 2001.

      Sales and marketing. Sales and marketing expenses increased 64.2% from $16.2 million for the year ended December 31, 2000 to $26.6 million for the year ended December 31, 2001. The increase in sales and marketing expenses is primarily attributable to increased personnel in the international sales organization, advertising and marketing programs, tradeshow, and public relations expenses. As a percentage of revenue, sales and marketing expenses increased from 15.3% for the year ended December 31, 2000 to 25.1% for the year ended December 31, 2001.

      General and administrative. General and administrative expenses increased 89.6% from $6.4 million for the year ended December 31, 2000 to $12.0 million for the year ended December 31, 2001. The increase in general and administrative expenses is primarily due to increased personnel expenses, consulting costs and provision for bad debts. As a percentage of revenue, general and administrative expenses increased from 6.0% for the year ended December 31, 2000 to 11.4% for the year ended December 31, 2001.

      Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets increased 128.4% from $2.4 million for the year ended December 31, 2000 to $5.4 million for the year ended December 31, 2001. The increase in amortization is attributable to goodwill and other intangible assets related to the WirelessHome acquisition in March 2001.

      In July 2001, the Financial Accounting Standards Board issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. As a result of our adoption of SFAS 142, as of January 1, 2002, we will no longer amortize goodwill. Goodwill amortization for the year ended December 31, 2001 was approximately $5.0 million.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Although we currently do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements, we will continue to assess any impairment of our long lived assets.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation increased 24.9% from $4.2 million for the year ended December 31, 2000 to $5.2 million for the year ended December 31, 2001. Amortization of deferred stock compensation for both periods includes the sale of stock and issuance of options at prices deemed to be below fair market value. Amortization of deferred stock compensation for the year ended December 31, 2001 also includes $2.2 million of stock compensation expense recorded in the fourth quarter in connection with the issuance of 558,950 shares to certain individuals upon WirelessHome meeting certain development milestones.

      Impairment of goodwill and intangible assets. We recorded $4.3 million of impairment of goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equals the unamortized amount of the goodwill as of the date of the closure of the Ubiquity operations, as no future benefit is anticipated since WirelessHome has replaced Ubiquity as the developer of our point-to-multipoint systems.

      Restructuring charges. During the first and second quarter of 2001, we recorded $1.2 million of restructuring charges related to the closure of our former Ubiquity operations. The charges include $1.0 million of cash provisions, which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of December 31, 2001, approximately $0.8 million of the $1.0 million of cash provisions was incurred. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

      In addition, during the second and third quarter of 2001, the Company recorded $0.6 million associated with restructuring the operations at the Company’s headquarters, primarily related to employee severances.

      The following table summarizes the restructuring activity in 2001 (in thousands):

	Severances	Facilities	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—
Provision charged to operations	1,382	208	226	1,816
Charges utilized	(1,184)	(156)	(46)	(1,386)

Balance as of December 31, 2001	$198	$52	$180	$430

      In-process research and development. At the time of the WirelessHome acquisition in March 2001, the WirelessHome technology was in an early stage of development, and the product’s technical feasibility had not yet been demonstrated. Furthermore, the marketability of the potential future product was unproven. As a result of WirelessHome meeting the development milestones in accordance with the acquisition agreement, we allocated $6.4 million of the final total purchase price to in-process research and development.

      Merger costs. In the fourth quarter of 2000, we incurred $3.2 million of merger costs in connection with the aborted acquisition of Adaptive Broadband Corporation. Adaptive Broadband Corporation reimbursed us $3.0 million of those costs. The additional $0.2 million in 2000 was recorded in operating expenses. The additional $30,000 in the first quarter of 2001 represents additional merger costs recorded in operating expenses.

      Interest expense. Interest expense decreased from $1.5 million for the year ended December 31, 2000 to $137,000 for the year ended December 31, 2001. Interest expense in 2000 represents interest incurred on term loans and a revolving credit line we entered into in November 1999 as part of the recapitalization. Interest expense decreased, because we repaid all borrowings outstanding under this debt in August 2000. Interest expense in 2001 represents agency and commitment fees related to our unused $10 million revolving credit facility.

      Interest income. Interest income decreased from $1.7 million for the year ended December 31, 2000 to $1.5 million for the year ended December 31, 2001. The decrease in interest income is primarily due to the decrease in investments.

      Income tax provision (benefit). Our income tax provision was $6.8 million for the year ended December 31, 2000 as compared to an income tax benefit of $4.1 million for the year ended December 31, 2001. Our effective tax rates were 50.4% for the year ended December 31, 2000 and (13.8%) for the year ended December 31, 2001. Nondeductible expenses in 2000 include amortization of goodwill and other intangible assets associated with the Ubiquity acquisition and amortization of deferred stock compensation. Nondeductible expenses in 2001 include amortization of goodwill and other intangible assets associated with WirelessHome and Ubiquity, amortization of deferred stock compensation, impairment of the Ubiquity goodwill and in-process research and development change associated with the WirelessHome acquisition.

      The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests, such as the merger with Proxim.

Comparison of Years Ended December 31, 1999 and 2000

      Revenue, net. Revenue increased 135.8% from $44.8 million for the year ended December 31, 1999 to $105.5 million for the year ended December 31, 2000. Revenue increased primarily due to a 130.8% increase in the volume of products shipped for the year ended December 31, 2000 as compared to the year ended December 31, 1999, combined with an increase of 2.7% in average selling price of our products for the year ended December 31, 2000 as compared to the year ended December 31, 1999. For the year ended December 31, 2000, Somera Communications, Inc., a distributor, and Avant Telecoms, Inc., a value-added reseller, accounted for 21.4% and 11.1%, respectively, of total revenue. No other customers accounted for more than 10% of total revenues in 2000. For the year ended December 31, 1999, Somera Communications, Inc. accounted for 19.2% of total revenue.

      Cost of revenue. Cost of revenue increased 124.6% from $22.5 million for the year ended December 31, 1999 to $50.5 million for the year ended December 31, 2000. As a percentage of revenue, cost of revenue decreased from 50.2% for the year ended December 31, 1999 to 47.8% for the year ended December 31, 2000. The increase in cost of revenue was primarily attributable to increased sales. The decrease in cost of revenue as a percentage of revenue from the year ended December 31, 1999 to the year ended December 31, 2000 was primarily due to lower costs of components and the sale of newly released products in 2000 with higher gross margins.

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

      Amortization of goodwill. Amortization of goodwill increased 325% from $737,000 for the year ended December 31, 1999 to $2.4 million for the year ended December 31, 2000. The increase in amortization of goodwill is attributable to goodwill and other intangible assets related to the Ubiquity acquisition in March 2000.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation was $4.2 million for the year ended December 31, 2000 as a result of the sale of stock and issuance of options at prices deemed to be below fair market value.

      Merger costs. In the fourth quarter of 2000, we incurred $3.2 million of merger costs in connection with the aborted acquisition of Adaptive Broadband Corporation. Adaptive Broadband Corporation reimbursed to us $3.0 million of those costs. The remaining $0.2 million was recorded in operating expenses.

      Interest expense. Interest expense increased from $368,000 for the year ended December 31, 1999 to $1.6 million for the year ended December 31, 2000. Interest expense for both fiscal years primarily relates to term loans and a revolving credit line we entered into in November 1999 as part of the recapitalization. In August 2000, we repaid all borrowings outstanding under this debt. Therefore, the increase in interest expense is primarily due to the fact that our borrowings outstanding were for a shorter period in 1999 than in 2000, and we had additional borrowings in 2000 against the revolving line of credit prior to repaying the debt.

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

Liquidity and Capital Resources

      Our principal source of funding has been from the net proceeds of approximately $91.0 million from our initial public offering in August 2000. Prior to our initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing. We used $28.9 million of the net proceeds to repay outstanding indebtedness under our term notes and outstanding borrowings under our revolving credit facility. We also used approximately $7.0 million to invest in short-term and long-term interest-bearing, investment-grade securities, approximately $7.0 million for the purchase of equipment and leasehold improvements, approximately $3.0 million to pay a security deposit in connection with a new noncancellable operating lease, approximately $13.0 million in connection with the WirelessHome acquisition, approximately $2.0 million to repay debt assumed from WirelessHome, approximately $4.0 million in payments for income taxes, and approximately $12.0 million to finance our operations and working capital requirements. We estimate approximately $14.0 million of the net proceeds has not yet been used.

      As of the date of this Annual Report on Form 10-K, we have not allocated the remaining net proceeds of the offering for specific uses. We expect to use the remainder of the net proceeds of the offering primarily for general corporate purposes, including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. We may also use a portion of the net proceeds to acquire complementary businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business.

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

      Cash and cash equivalents increased by $29.2 million from $1.9 million at December 31, 1999 to $31.1 million at December 31, 2000 and decreased by $14.5 million from $31.1 million at December 31, 2000 to $16.6 million at December 31, 2001. Operating activities generated $6.4 million in cash in 1999 and consumed $13.1 million in 2001 and $11.9 million in 2001.

      Net cash provided by operating activities for 1999 was $6.4 million primarily due to net income of $1.2 million, recapitalization costs of $3.1 million, depreciation and amortization of $1.3 million, provision for bad debts of $239,000, and increased changes in inventory of $646,000, deferred taxes of $152,000, accounts payable and accrued liabilities of $2.9 million, and payable to parent company of $1.3 million, offset by increased changes in accounts receivable of $4.1 million and other long-term obligations of $286,000. Net cash used in operating activities for 2000 was $13.1 million primarily due to net income of $6.3 million, depreciation and amortization of $7.6 million, deferred financing costs amortization of $748,000, provision for bad debts of $105,000, provision for sales returns and allowances of $513,000, and increased changes in accounts payable and accrued liabilities of $11.6 million, offset by increased changes in accounts receivable of $26.1 million, inventory of $5.4 million, prepaid expenses and other of $4.6 million, deferred taxes of $199,000, other long-term assets of $2.3 million and payable to parent company of $1.4 million. Net cash used in operating activities for 2001 was $11.9 million primarily due to the net loss of $25.6 million, depreciation and amortization of $12.7 million, impairment of goodwill of $4.3 million, in-process research and development of $6.4 million, provision for bad debts of $1.0 million, provision for sales returns and allowances of $6.3 million, and increased changes in prepaid expenses and other of $2.5 million, offset by increased changes in accounts receivable of $435,000, inventory of $9.0 million, deferred taxes of $6.2 million, and accounts payable and accrued liabilities of $3.9 million.

      Net cash used in investing activities increased from $1.2 million in 1999 to $27.4 million in 2000. Net cash used in investing activities decreased from $27.4 million in 2000 to $2.6 million in 2001. Net cash used in investing activities in 1999 represents $1.2 million in purchases of equipment and leasehold improvements. Net cash used in investing activities in 2000 consists of $3.8 million in purchases of equipment and leasehold improvements, $23.6 million in purchases of investment securities, and $1.5 million in restricted cash, offset by $1.5 million in proceeds from sale of investment securities. Net cash used in investing activities in 2001 consists of $4.8 million in purchases of equipment and leasehold improvements, $10.8 million in purchases of investment securities, and $12.7 in payments in connection with the acquisition of WirelessHome, offset by $25.7 million in proceeds from the sale of investment securities.

      Net cash provided by (used in) financing activities increased from $(4.6) million in 1999 to $69.7 million in 2000. Net cash provided by financing activities decreased from $69.7 million in 2000 to $29,000 in 2001. Net cash used in financing activities in 1999 consists of $3.8 million in net cash transfers to Glenayre, $21.0 million in payment for purchase of treasury stock and $3.1 million in recapitalization costs, offset by $21.2 million in net proceeds from (repayment of) long-term debt and $2.0 million in net borrowings on (repayment of) line of credit. Net cash provided by financing activities in 2000 consists of $95.2 million in net proceeds from issuance of shares, offset by $22.0 million in net proceeds from (repayment of) long-term debt, $2.5 million in net borrowings on (repayment of) line of credit, and $1.1 million in issuances of stock subscription loans to employees. Net cash provided by financing activities in 2001 consists of $2.0 million in issuance of shares, and payments received of $144,000 on employee stock subscription loans, offset by $1.7 million in net proceeds from (repayment of) long-term debt and $400,000 in payment for purchase of treasury stock.

      We believe that our existing cash and cash equivalents and our available borrowings under our $10 million revolving credit facility with Credit Suisse First Boston will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. We intend to invest any cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Our future capital requirements will depend upon many factors, including management of working capital, the success of marketing, sales and distribution efforts, the timing of research and product development efforts and expansion of our marketing efforts.

Quarterly Results Of Operations

      The following table presents our operating results for each of the eight quarters in the period ending December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Historical operating results are not necessarily indicative of the results that may be expected for any future period.

	2000	2000	2000	2000	2001	2001	2001	2001
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

				(Unaudited)
				(In thousands)
Income Statement
Revenue, net	$17,020	$20,944	$29,909	$37,635	$37,585	$22,295	$21,675	$24,175
Cost of revenue	7,725	9,340	14,775	18,626	18,899	12,085	12,829	12,074

Gross profit	9,295	11,604	15,134	19,009	18,686	10,210	8,846	12,101

Operating expenses:
Research and development	1,941	2,828	3,298	4,312	4,077	5,054	5,151	4,832
Sales and marketing	2,549	3,202	4,767	5,662	7,079	6,038	7,324	6,121
General and administrative	1,089	1,463	1,545	2,426	2,910	3,450	3,103	2,578
Amortization of goodwill and intangible assets	187	751	722	722	822	1,414	1,491	1,713
Amortization of deferred stock compensation	886	1,082	946	1,075	1,941	315	303	2,637
Recapitalization costs	—	—	—	—	—	—	—	—
Impairment of goodwill and intangible assets	—	—	—	—	4,331	—	—	—
Restructuring charges	—	—	—	—	1,108	312	396	—
In-process research and development	—	—	—	—	—	—	—	6,400
Merger costs	—	—	—	185	30	—	—	—

Total operating expenses	6,652	9,326	11,278	14,382	22,298	16,583	17,768	24,281

Income (loss) from operations	2,643	2,278	3,856	4,627	(3,612)	(6,373)	(8,922)	(12,180)
Interest income (expense), net	(597)	(627)	258	1,051	472	444	304	173

Income (loss) before taxes	2,046	1,651	4,114	5,678	(3,140)	(5,929)	(8,618)	(12,007)
Income tax provision (benefit)	1,283	1,100	2,030	2,387	1,346	(1,797)	(2,905)	(740)

Income (loss) before extraordinary item	763	551	2,084	3,291	(4,486)	(4,132)	(5,713)	(11,267)
Loss on early extinguishment of debt, net of income tax benefit of $241.	—	—	394	—	—	—	—	—

Net income (loss)	$763	$551	$1,690	$3,291	$(4,486)	$(4,132)	$(5,713)	$(11,267)

Basic and diluted earnings (loss) per share	$0.02	$0.01	$0.03	$0.06	$(0.08)	$(0.07)	$(0.10)	$(0.19)

Shares used to compute basic earnings (loss)	39,134	42,709	49,707	55,533	55,999	57,509	57,747	58,912

Shares used to compute diluted earnings (loss) per share	46,209	50,798	54,947	58,161	55,999	57,509	57,747	58,912

      Our quarterly revenue and income from operations results have varied and are likely to continue to fluctuate significantly from quarter to quarter.

      Our quarterly results may fluctuate for many reasons, including the following:

•	seasonal factors that may affect capital spending by customers;

•	the timing of sales of our products;

•	the mix of products sold because our products generate different gross margins;

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	our ability to obtain sufficient supplies of components for our products for which our contract manufacturers have a sole supply source or require a long lead time to produce;

•	cost pressures from shortages of skilled technical, sales and marketing employees, increased product development and other factors;

•	a failure to achieve cost reductions;

•	a decrease in the average selling prices of our products;

•	delays in deliveries to distributors, value-added resellers and other customers; and

•	manufacturing capacity constraints, which affect our ability to fulfill orders.

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

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	estimating sales returns and allowances;

•	estimating other allowances, specifically, the allowance for doubtful accounts, the reserve for excess and obsolete inventory and warranty costs;

•	accounting for income taxes; and

•	valuation of goodwill and other intangible assets.

      Estimating sales returns and allowances. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value added resellers and system integrators. Sales to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors. In 1999, 2000 and 2001, sales to distributors of our products accounted for approximately 23.1%, 39.5% and 69.8% of net revenue.

      Net revenue consists of product revenue reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time of sale. As part of our revenue recognition policy, management must make estimates of potential future product returns related to product revenue in the current period. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. To estimate potential product returns from distributors, management analyzes historical returns, the distributor inventory levels, the sales out of the distributors, and the specific contractual return rights of each distributor. Significant management judgments and estimates must be made and used in connection with establishing sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Other sales related estimates include our allowance for sales discounts and rebates which we identify and reserve for specifically at the time such discounts and rebates are given. Our allowances for sales returns and other sales related reserve were $4.0 million as of December 31, 2001.

      Estimating other allowances. The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

      Management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. Our allowance for doubtful accounts amounted to $1.4 million, as of December 31, 2001.

      Management must make estimates of potential future excess and obsolete inventory and product warranty costs. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and obsolete inventory. When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical return rates, historical costs of repair, knowledge of new products introduced and current economic trends. Material differences in estimates of excess and obsolete inventory and product warranty costs may result in the amount and timing of cost of sales for any period if management made different judgments or utilized different estimates. Our reserve for excess and obsolete inventory and product warranty costs were $3.0 million and $869,000, respectively, as of December 31, 2001.

      Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a net deferred tax asset of approximately $11.4 million at December 31, 2001, of which approximately $5.1 million related to net operating losses generated during the current year which expire on December 31, 2021, as well as approximately $0.9 million in tax credits which expire at various dates beginning in 2009. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through refunds from the carryback of the current year net operating loss and the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

      Valuation of goodwill and other intangible assets. We assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $36.6 million as of December 31, 2001.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $35.9 million of goodwill. We had recorded approximately $5.0 million of amortization on these amounts during 2001 and would have recorded approximately $5.2 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Seasonality

      Historically, our revenues have been higher in the last two quarters of the fiscal year. In addition our revenues have historically been significantly higher in the last month of each quarter. This shift may primarily be attributed to the budgetary constraints of the customers in our industry and weather conditions that make an outdoor installation more difficult during the winter. However, going forward, we believe the impact of seasonal fluctuations on our business will decrease because demand for our products is increasing at a rate that outpaces any budget restrictions our customers may have. Moreover, our expansion into international markets may minimize the impact that weather conditions may have on our overall sales.

RISK FACTORS

      This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K.

      You should carefully consider the risks described below before making an investment decision with respect to our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

      If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Sales of our products could decline if customer relationships are disrupted by the proposed merger with Proxim.

      The merger may have the effect of disrupting customer relationships. Our customers may not continue their current buying patterns during the pendency of, and following, the merger. Customers may defer purchasing decisions as they evaluate the likelihood of our successful integration or may instead purchase products of competitors. Any significant delay or reduction in orders for our products could cause sales of our products to decline.

We are not profitable and may not be profitable in the future.

      We had a net loss from operations of approximately $25.6 million for the year ended December 31, 2001. We cannot assure you that revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and our limited history of producing many of our current products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

      We expect that we will continue to incur significant sales, marketing, product development and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability and we cannot assure you that we will achieve profitability in the future. Any failure to significantly increase our revenue as we implement our product and distribution strategies will harm our business, operating results and financial condition.

We may experience fluctuations in operating results and may not be able to adjust spending in time to compensate for any unexpected revenue shortfall which may cause operating results to fall below expectations of securities analysts and investors.

      Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which will be outside our control. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could materially harm our operating results and financial condition, and may cause operating results to fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock could decline significantly.

      Factors that may harm operating results include:

•	the effectiveness of our distribution channels, and our success in maintaining current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	our ability to successfully manage the integration of operations;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint systems;

•	technical difficulties, system downtime or other similar failures;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

      Historically, we have not operated with a significant order backlog and a substantial portion of our revenues in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, a significant component of revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected.

Shares eligible for future sale, including shares owned by our principal stockholders, may cause the market price of our common stock to drop significantly, even if our business is doing well.

      The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. Approximately 32.1 million shares are held by affiliates of Ripplewood Holdings L.L.C. and an aggregate of approximately 8.5 million shares are held by Jonathan Zakin, who is our Chairman and Chief Executive Officer, and Michael Seedman, who is currently a member of our board of directors, and their respective affiliates. In the event that the affiliates of Ripplewood Holdings L.L.C. distribute shares that they hold to their members and partners that are not our affiliates, those distributed shares could be immediately sold without regard to any volume limitations.

Competition within the wireless networking industry is intense and is expected to increase significantly. Our failure to compete successfully could materially harm our prospects and financial results.

      The market for broadband wireless systems and building-to-building markets is extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting broadband fixed wireless markets include the following:

•	data throughput;

•	interference immunity;

•	network security;

•	price;

•	integration with voice technology;

•	power consumption;

•	product reliability;

•	ease of use;

•	product costs;

•	product features and applications;

•	product time to market;

•	product certifications;

•	changes to government regulations with respect to each country served and related to the use of radio spectrum;

•	brand recognition;

•	OEM partnerships;

•	marketing alliances;

•	manufacturing capabilities and experience;

•	effective distribution channels; and

•	company reputation.

      We could be at a disadvantage to competitors, particularly Agere Systems, Alvarion Cisco Systems (which acquired Aironet Wireless Communications), Netro, Nokia, P-Com, Proxim, Symbol Technologies,

Wi-LAN Inc. and 3COM that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines.

      Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the broadband fixed wireless market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

We recently began shipping our first generation point-to-multipoint systems. These products have not been in the market long enough to determine if they work effectively or if they will be a commercial success.

      We believe our future prospects are dependent on our ability to successfully enter the point-to-multipoint market. If we are unable to successfully distribute our point-to-multipoint systems, it will be difficult for us to compete successfully in the broadband wireless access market. Historically, our operations have focused on the point-to-point segment of the broadband wireless access market. In an effort to remain competitive and grow our business, we have recently decided to enter the point-to-multipoint segment of the market. Through our acquisition of WirelessHome Corporation, we acquired point-to-multipoint technology and recently began to ship products employing this technology. If our point-to-multipoint products are not commercially successful, our future prospects and competitive position will be materially harmed. Furthermore, some of our competitors are selling point-to-multipoint broadband wireless access systems already, and there is often an advantage to companies that are among the first to introduce new products. If our point-to-multipoint systems are not competitive, it may be difficult for us to attract new customers.

To remain competitive, we will need to expand our operations. Failure to effectively manage growth could result in our inability to support and maintain our operations.

      We anticipate that we will need to expand our operations in order to address new market opportunities for our products. This expansion could place a significant strain on our management, operational and financial resources. We cannot assure you that:

•	our personnel, systems, procedures and controls will be adequate to support our future operations;

•	our management will be able to identify, hire, train, motivate or manage required personnel; or

•	our management will be able to successfully identify and exploit existing and potential market opportunities.

      In response to the recent decline in demand for wireless networks generally, we reduced the size of our work force. Those reductions may hinder our ability to expand our operations in response to new market opportunities or a sudden growth in demand for our products. In addition, we could experience lower earnings as a result of expenses associated with growing our operations, whether through internal development or through acquisitions.

We depend on international sales and our ability to sustain or expand international sales is subject to many risks, which could adversely affect our operating results.

      Revenue from our shipments to customers outside of the United States, principally to a limited number of distributors, represented 24%, 33% and 23% of total revenue during the calendar years 2001, 2000 and 1999, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

      There are certain risks inherent in doing business in international markets, including the following:

•	uncertainty of product acceptance by customers in foreign countries;

•	export license and documentation requirements;

•	unforeseen changes in regulatory requirements;

•	difficulties in staffing and managing multinational operations;

•	governmental restrictions on the repatriation of funds into the United States;

•	foreign currency fluctuations;

•	longer payment cycles for international distributors;

•	difficulty in collecting accounts receivable;

•	tariffs, duties, taxes and other trade barriers;

•	difficulties in finding foreign licensees or joint venture partners; and

•	potential political and economic instability.

      There is a risk that such factors will harm our ability to continue to successfully operate internationally and our efforts to expand our international operations.

      There can be no assurance that foreign markets will continue to develop or that we will receive additional orders to supply our products to foreign customers. Our business and operating results could be materially adversely affected if foreign markets do not continue to develop or if we do not receive additional orders to supply our products for use by foreign customers.

      There is a risk that our business may start to grow and that we will not have enough employees to meet the increased demand for our products. To successfully expand international sales, we will need to recruit additional international sales and support personnel and expand our relationships with international distributors and value-added resellers. This expansion will require significant management attention and financial resources. We may incur these additional costs and add these management burdens without successfully expanding sales. This failure would cause profitability to decline or losses to increase.

Our revenue may decline and our profitability may be threatened if the demand for wireless services in general and broadband wireless access systems in particular does not continue to grow.

      Our success is dependent on continued growth in demand for wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue will decline. Unlike some competitors such as Cisco and Nortel, among others, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as our Tsunami point-to-multipoint technology in which we are currently investing substantial capital, have only been commercially introduced in the last few years. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to sustain profitability. We have listed below the factors that we believe are key to the success or failure of broadband wireless access technology:

•	its reliability and security and the perception by end-users of its reliability and security;

•	its capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video;

•	the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates;

•	its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve;

•	its suitability for a sufficient number of geographic regions; and

•	the availability of sufficient site locations for network service providers to install products at commercially reasonable rates.

      We have experienced the effects of many of the factors listed above in interactions with customers selecting wireless versus wire line technology. For example, because of the frequency with which individuals using cellular phones experience fading or a loss of signal, customers often hold the perception that all broadband wireless technologies will have the same reliability constraints even though the wireless technology we use does not have the same problems as cellular phones. In some geographic areas, because of adverse weather conditions that affect wireless transmissions, but not wire line technologies, we are not able to sell products as successfully as competitors with wire line technology. In addition, future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks. We may also lose customers to different types of wireless technologies. For example, we have only a limited offering of products that operate in licensed radio spectrums. Some customers, however, may want to operate in licensed radio spectrums because such spectrums sometimes offer less interference than license free radio spectrums or have other advantages.

Our business will depend on rapidly evolving telecommunications and Internet industries.

      Our future success is dependent upon the continued growth of the data communications and wireless industries, particularly with regard to Internet usage. The global data communications and Internet industries are evolving rapidly and it is difficult to predict potential growth rates or future trends in technology development. We cannot assure you that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us or our business strategies. In addition, there can be no assurance that the growth in demand for wireless and Internet services, and the resulting need for high speed or enhanced data communications products and wireless systems, will continue at its current rate or at all.

We currently derive a substantial portion of our revenue from a limited number of distributors. Therefore, a decrease or loss in business from any of them may cause a significant delay or decline in our revenue and could harm our reputation.

      We currently generate a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. For the year ended December 31, 2000, approximately 21% of our revenue was derived from one distributor. For the year ended December 31, 2001, approximately 30%, 11% and 11%, respectively, of our revenue was derived from three distributors. We do not have long-term contracts with any of these distributors. Our future success will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors.

We depend on limited suppliers for key components that are difficult to manufacture, and because we do not have long-term arrangements with these suppliers, we could experience disruptions in supply that could decrease or delay the recognition of revenues.

      We depend on single or limited source suppliers for several key components used in our products. Any disruptions in the supply of these components could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet its quantity or quality requirements, or stops selling components to its contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

We have limited manufacturing capability and depend on contract manufacturers for our manufacturing requirements.

      We currently have limited manufacturing capability and no experience in large scale or foreign manufacturing. If our customers were to concurrently place orders for unexpectedly large product quantities, our present manufacturing capacity might be inadequate to meet the demand. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products.

      We have in the past experienced higher than expected demand for our products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Due to the complex nature of products and manufacturing processes, the worldwide demand for some wireless technology components and other factors, there can be no assurance that delays in the delivery of products will not occur in the future.

The average selling prices of our products have been declining, and we may be unable to achieve the manufacturing cost reductions and improvements required in order to remain profitable.

      The average selling price of our products has been declining in recent years. If we do not reduce production costs and other expenses, we may not be able to offset this continuing decline and achieve or maintain profitability. We must also develop and introduce on a timely basis new systems that can be sold at higher average selling prices. Failure to develop these new products would cause our revenue to decline or to increase more slowly.

      We expect that average selling prices of our products will continue to decrease because one of our strategies will be to increase the percentage of domestic and international sales being made through distributors and value-added resellers, and to OEM customers, which involve lower prices than our direct sales. This risk from declining average selling prices may also intensify because we expect that market conditions, particularly falling prices for competing broadband solutions, will force us to reduce prices over time. Under some circumstances, we may be forced to reduce prices even if it causes us to decrease gross profit or to take a loss on our products. We may also be unable to reduce sufficiently the cost of our products to enable us to compete with other broadband access technologies with lower product costs. In order to remain competitive, we will need to design our products so that they can be manufactured with low-cost, automated manufacturing, assembly and testing techniques. We cannot assure you that we will be successful in designing our products to allow contract manufacturers to use lower-cost, automated techniques. In addition, any redesign may fail to result in sufficient cost reductions to allow us to significantly reduce the price of our products or prevent our gross profit from declining as prices decline.

Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detected only after deployment in complex networks and which, if detected, could harm our reputation and result in a decrease in revenue or in difficulty collecting accounts receivable.

      Many of our complex products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. The occurrence of any defects or errors in these products could result in:

•	failure to achieve market acceptance and loss of market share;

•	cancellation of orders;

•	difficulty in collecting accounts receivable;

•	increased service and warranty costs;

•	diversion of resources, legal actions by customers and end-users; and

•	increased insurance costs and other losses to us or to end-users.

      End-users have discovered errors in our products in the past and may discover errors in these products in the future. Because customers often delay deployment of a full system until the products have been tested by them and any defects have been corrected, these revisions caused delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time.

To compete effectively, we will need to establish and expand new distribution channels for our point-to-multipoint products.

      We intend to add new distributors and value-added resellers for our Tsunami point-to-multipoint products. Our point-to-multipoint products are sold through our current domestic and international distributors. In general, distributors and value-added resellers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. In addition, they often focus on specific markets and we will need to add new distributors and value-added resellers as we expand our sales to new markets. Agreements with distributors are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of products ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

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

We may have difficulties with our acquisitions and investments, which could adversely affect our growth and financial condition.

      From time to time, we may consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or new business opportunity would be accompanied by risks, including, among others:

•	requiring us to invest a substantial amount of capital, which could materially harm our financial condition and our ability to implement our existing business strategy;

•	requiring us to issue additional equity interests, which would be dilutive to our stockholders;

•	placing additional and substantial burdens on our management personnel and our financial and operational systems;

•	the difficulty of assimilating the operations, technology and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the possible inability to retain key technical and managerial personnel;

•	potential additional expenses associated with amortization of purchased intangible assets or the impairment of goodwill;

•	additional expenses associated with the activities and expansion of the acquired businesses; and

•	the possible impairment of relationships with existing employees, customers, suppliers and investors.

      In addition, we cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or other investments that we may make in the future.

If we fail to protect our intellectual property rights or if such rights are not adequately protected under current law, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

      We will rely on intellectual property laws to protect the products that we own, develop and license. We will also rely on confidentiality agreements with some of our licensees and other third parties and confidentiality agreements and policies covering our employees. We cannot assure you that such laws and measures will provide sufficient protection, that other companies will not develop technologies that are similar or superior or that third parties will not copy or otherwise obtain and use our technologies without authorization.

Possible third-party claims of infringement of proprietary rights against us could have a material adverse effect on our business, results of operation and financial condition.

      The communications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. There can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to us and diversion of our personnel, require us to develop new technology or require us to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify our customers could have a material adverse effect on our business, results of operations and financial condition.

Compliance with governmental regulations in multiple jurisdictions where we sell our products is difficult and costly.

      Our products are also subject to regulatory requirements in domestic and international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations domestically and in certain countries that represent potential markets for our products. Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. Several changes by the FCC were approved within the last eight years including changes in the allocation and use of available frequency spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated that could materially and adversely affect our business and operating results. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

      It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:

•	decrease the growth of the broadband wireless industry;

•	hinder our ability to conduct business internationally;

•	reduce our revenues;

•	increase the costs of our products;

•	increase our operating expenses; and

•	expose us to significant liabilities.

The price of our common stock may be subject to wide fluctuation, and you may lose all or part of your investment in our common stock.

      The trading price of our common stock has been subject to wide fluctuations, which are likely to continue following our proposed merger with Proxim. The trading price of our common stock may fluctuate in response to a number of events and factors, including:

•	quarterly variations in revenues and operating results;

•	announcements of innovations and new products;

•	strategic developments or business combinations by us or our competitors;

•	changes in our expected operating expense levels;

•	changes in financial estimates and recommendations of financial and industry analysts;

•	the operating and securities price performance of comparable companies; and

•	news reports relating to trends in the wireless communications industry.

      In addition, the stock market in general, and the market prices for wireless-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may influence the trading price of our common stock. These trading price fluctuations may make it more difficult to use our common stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. In addition, you may lose all or part of your investment in our common stock.

Provisions of our certificate of incorporation, bylaws and Delaware law could deter takeover attempts.

      Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control of us. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the then-market price of our common stock. Among other things, our certificate of incorporation and bylaws:

•	authorize our board of directors to issue preferred stock with the terms of each series to be fixed by the board of directors;

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;

•	permit directors to be removed only for cause; and

•	specify advance notice requirements for stockholder proposals and director nominations.

      In addition, with some exceptions, the Delaware General Corporation Law will restrict or delay mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

Affiliates of Ripplewood Holdings L.L.C. beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring shareholder approval and could discourage potential acquisitions of us.

      Affiliates of Ripplewood Holdings L.L.C. together control approximately 63% of our outstanding common stock. These stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of the affiliates of Ripplewood Holdings L.L.C. may be different from our other stockholders. In addition, the significant ownership percentage of affiliates of Ripplewood Holdings L.L.C. could have the effect of delaying or preventing a change of control of us or otherwise discourage a potential acquiror from obtaining control of us.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Western Multiplex Corporation:

      We have audited the accompanying consolidated balance sheets of Western Multiplex Corporation (a Delaware corporation, formerly known as Glenayre Western Multiplex) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Multiplex Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California

January 28, 2002

WESTERN MULTIPLEX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 and 2001

	December 31,

	2000	2001

	(Dollars in thousands,
	except per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,094	$16,552
Short-term investments	20,633	6,738
Accounts receivable, net of allowances of $957 and $5,406, respectively	34,292	27,396
Inventory, net	10,949	19,906
Prepaid expenses and other	4,970	2,413
Deferred tax assets	1,573	8,224

Total current assets	103,511	81,229
Equipment and leasehold improvements, net	5,381	8,776
Goodwill and other intangible assets, net of accumulated amortization of $5,820 and $9,117, respectively	22,906	36,613
Deferred tax assets, net of current portion	3,565	3,125
Restricted cash and long-term investments	3,014	2,084
Other long-term assets	2,500	2,571

Total assets	$140,877	$134,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,208	$7,549
Accrued liabilities	8,582	8,597
Payable to parent company	35	—

Total current liabilities	18,825	16,146
Long-term debt	28	—

Total liabilities	18,853	16,146

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, Class A, par value $.01; authorized 100,000,000: 55,564,419 and 59,218,105 issued and outstanding at December 31, 2000 and 2001, respectively	975	1,013
Common stock, Class B, par value $.01; authorized 100,000,000: none issued and outstanding at December 31, 2000 and 2001, respectively	—	—
Additional paid-in capital	141,341	159,626
Treasury stock	(21,000)	(21,400)
Deferred stock compensation	(4,310)	(614)
Unrealized gain on investments	12	75
Retained earnings (deficit)	6,068	(19,530)
Less: Stock subscription receivable from employees	(1,062)	(918)

Total stockholders’ equity	122,024	118,252

Total liabilities and stockholders’ equity	$140,877	$134,398

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MULTIPLEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1999, 2000 and 2001

	Year Ended December 31,

	1999	2000	2001

	(Dollars in thousands, except per share amounts)
Revenue, net	$44,750	$105,508	$105,730
Cost of revenue	22,470	50,466	55,887

Gross profit	$22,280	$55,042	$49,843

Operating expenses:
Research and development	5,925	12,379	19,114
Sales and marketing	6,154	16,180	26,562
General and administrative	2,038	6,351	12,041
Amortization of goodwill and intangible assets	737	2,382	5,440
Amortization of deferred stock compensation(*)	—	4,161	5,196
Recapitalization costs	3,050	—	—
Impairment of goodwill and intangible assets	—	—	4,331
Restructuring charges	—	—	1,816
In-process research and development	—	—	6,400
Merger costs	—	185	30

Total operating expenses	17,904	41,638	80,930

Income (loss) from operations	4,376	13,404	(31,087)
Interest expense	(368)	(1,584)	(137)
Interest income	—	1,669	1,530

Income (loss) before taxes	4,008	13,489	(29,694)
Income tax provision (benefit)	2,831	6,800	(4,096)

Income (loss) before extraordinary item	1,177	6,689	(25,598)
Loss on early extinguishment of debt, net of income tax benefit of $241	—	(394)	—

Net income (loss)	$1,177	$6,295	$(25,598)

Basic earnings (loss) per share	$0.02	$0.13	$(0.44)

Diluted earnings (loss) per share	$0.02	$0.12	$(0.44)

Shares used to compute basic earnings (loss) per share	73,000,000	47,044,568	57,559,434

Shares used to compute diluted earnings (loss) per share	73,000,000	52,080,734	57,559,434

(*) Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue		67	23
Research and development		2,000	4,237
Sales and marketing		981	343
General administrative		1,113	593

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MULTIPLEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 1999, 2000 and 2001

	Common Stock				Treasury Stock

	Class A		Class B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share amounts)
Balance as of December 31, 1998	—	$—	80,000,000	$800	—	$—	—	$—
Net income	—	—	—	—	—	—	—	—
Net cash transfer to Glenayre	—	—	—	—	—	—	—	—
Forgiveness of receivable from Glenayre	—	—	—	—	—	—	—	—
Common stock redemption related to recapitalization	—	—	—	—	—	—	(42,000,000)	(21,000)
Deferred tax asset recognized upon recapitalization and related tax election	—	—	—	—	—	—	—	—

Balance as of December 31, 1999	—	$—	80,000,000	$800	—	$—	(42,000,000)	$(21,000)
Net income	—	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to purchase plan	3,830,351	38	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock immediately prior to the initial public offering	80,000,000	800	(80,000,000)	(800)	(42,000,000)	(21,000)	42,000,000	21,000
Issuance of Class A common stock in connection with the Ubiquity acquisition	692,772	7	—	—	—	—	—	—
Stock options assumed in connection with the Ubiquity acquisition	—	—	—	—	—	—	—	—
Issuance of Class A common stock in connections with the initial public offering net of issuance costs of $12,460	8,625,000	86	—	—	—	—	—	—
Exercise of stock options	16,000	—	—	—	—	—	—	—
Exercise of warrants in connection with the recapitalization of the Company	4,370,000	44	—	—	—	—	—	—
Deferred stock compensation	35,296	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—
Stock subscription receivable from employees	—	—	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Net	Stock
		Deferred			Payable	Subscription
	Additional	Stock	Unrealized	Retained	(Receivable)	Receivable
	Paid-in	Compen-	Gain on	Earnings	from	from
	Capital	sation	Investments	(Deficit)	Glenayre	Employees	Total

	(Dollars in thousands, except per share amounts)
Balance as of December 31, 1998	$32,443	$—	$—	$(1,404)	$(1,120)	$—	$30,719
Net income	—	—	—	1,177	—	—	1,177
Net cash transfer to Glenayre	—	—	—	—	(3,790)	—	(3,790)
Forgiveness of receivable from Glenayre	(4,910)	—	—	—	4,910	—	—
Common stock redemption related to recapitalization	—	—	—	—	—	—	(21,000)
Deferred tax asset recognized upon recapitalization and related tax election	3,900	—	—	—	—	—	3,900

Balance as of December 31, 1999	$31,433	$—	$—	$(227)	$—	$—	$11,006
Net income	—	—	—	6,295	—	—	6,295
Issuance of Class A common stock pursuant to purchase plan	1,879	—	—	—	—	—	1,917
Conversion of Class B common stock into Class A common stock immediately prior to the initial public offering	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with the Ubiquity acquisition	5,535	—	—	—	—	—	5,542
Stock options assumed in connection with the Ubiquity acquisition	834	—	—	—	—	—	834
Issuance of Class A common stock in connections with the initial public offering net of issuance costs of $12,460	91,040	—	—	—	—	—	91,126
Exercise of stock options	8	—	—	—	—	—	8
Exercise of warrants in connection with the recapitalization of the Company	2,141	—	—	—	—	—	2,185
Deferred stock compensation	8,471	(4,310)	—	—	—	—	4,161
Unrealized gain on investments	—	—	12	—	—	—	12
Stock subscription receivable from employees	—	—	—	—	—	(1,062)	(1,062)

WESTERN MULTIPLEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 1999, 2000 and 2001

	Common Stock				Treasury Stock

	Class A		Class B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share amounts)
Balance sheet as of December 31, 2000	97,569,419	$975	—	$—	(42,000,000)	$(21,000)	—	$—
Net loss	—	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	130,266	1	—	—	—	—	—	—
Issuance of Class A common stock in connection with the WirelessHome acquisition	1,649,324	11	—	—	—	—	—	—
Stock options and warrants assumed in connection with the WirelessHome acquisition	—	—	—	—	—	—	—	—
Common stock redemption related to the WirelessHome acquisition	—	—	—	—	(107,396)	(400)	—	—
Stock price protection contingent consideration related to the WirelessHome acquisition	—	—	—	—	—	—	—	—
Deferred stock compensation related to WirelessHome	558,950	6	—	—	—	—	—	—
Compensation expense in connection with employees’ stock forward sale agreements	—	—	—	—	—	—	—	—
Exercise of stock options	1,328,782	14	—	—	—	—	—	—
Other deferred stock compensation	88,760	1	—	—	—	—	—	—
Reversal of deferred compensation in connection with the termination of Ubiquity employees	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—
Stock subscription receivable from employees	—	—	—	—	—	—	—	—

Balance as of December 31, 2001	101,325,501	$1,013	—	$—	(42,107,396)	$(21,400)	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Net	Stock
		Deferred			Payable	Subscription
	Additional	Stock	Unrealized	Retained	(Receivable)	Receivable
	Paid-in	Compen-	Gain on	Earnings	from	from
	Capital	sation	Investments	(Deficit)	Glenayre	Employees	Total

	(Dollars in thousands, except per share amounts)
Balance sheet as of December 31, 2000	$141,341	$(4,310)	$12	$6,068	$—	$(1,062)	$122,024
Net loss	—	—	—	(25,598)	—	—	(25,598)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	1,284	—	—	—	—	—	1,285
Issuance of Class A common stock in connection with the WirelessHome acquisition	12,089	—	—	—	—	—	12,105
Stock options and warrants assumed in connection with the WirelessHome acquisition	665	(323)	—	—	—	—	342
Common stock redemption related to the WirelessHome acquisition	—	—	—	—	—	—	(400)
Stock price protection contingent consideration related to the WirelessHome acquisition	2,519	—	—	—	—	—	2,519
Deferred stock compensation related to WirelessHome	2,198	(2,204)	—	—	—	—	—
Compensation expense in connection with employees’ stock forward sale agreements	191	(191)	—	—	—	—	—
Exercise of stock options	726	—	—	—	—	—	740
Other deferred stock compensation	363	(532)	—	—	—	—	(168)
Reversal of deferred compensation in connection with the termination of Ubiquity employees	(1,750)	1,750	—	—	—	—	—
Amortization of deferred stock compensation	—	5,196	—	—	—	—	5,196
Unrealized gain on investments	—	—	63	—	—	—	63
Stock subscription receivable from employees	—	—	—	—	—	144	144

Balance as of December 31, 2001	$159,626	$(614)	$75	$(19,530)	$—	$(918)	$118,252

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MULTIPLEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 2000 and 2001

	Year Ended December 31,

	1999	2000	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,177	$6,295	$(25,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recapitalization costs	3,050	—	—
Depreciation and amortization	1,292	7,597	12,692
Deferred financing costs amortization	32	748	—
Impairment of goodwill and other intangible assets	—	—	4,331
In-process research and development	—	—	6,400
Provision for bad debts	239	105	1,012
Provision for sales returns and allowances	—	513	6,319
Assets and liabilities, net of acquisitions:
Accounts receivable	(4,133)	(26,080)	(435)
Inventory	646	(5,406)	(8,957)
Prepaid expenses and other	30	(4,587)	2,454
Deferred taxes	152	(199)	(6,211)
Other long-term assets	—	(2,334)	(21)
Accounts payable and accrued liabilities	2,909	11,616	(3,932)
Payable to parent company	1,266	(1,374)	(35)
Other long-term obligations	(286)	—	—

Net cash provided by (used in) operating activities	6,374	(13,106)	(11,981)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,218)	(3,804)	(4,812)
Purchases of investment securities	—	(23,632)	(10,771)
Proceeds from sale of investment securities	—	1,497	25,659
Restricted cash	—	(1,500)	—
Net cash used to acquired WirelessHome	—	—	(12,666)

Net cash used in investing activities	(1,218)	(27,439)	(2,590)

Cash flows from financing activities:
Net proceeds from issuance of shares	—	95,236	1,988
Net proceeds from (repayment of) long-term debt	21,220	(21,972)	(1,703)
Net borrowings on (repayment of) line of credit	2,000	(2,476)	—
Net cash transfers to Glenayre	(3,790)	—	—
Employee subscription receivable	—	(1,062)	144
Payment for purchase of treasury stock	(21,000)	—	(400)
Recapitalization costs	(3,050)	—	—

Net cash provided by (used in) financing activities	(4,620)	69,726	29

Net increase (decrease) in cash and cash equivalents	536	29,181	(14,542)
Cash and cash equivalents, beginning of period	1,377	1,913	31,094

Cash and cash equivalents, end of period	$1,913	$31,094	$16,552

Supplemental Disclosures:
Cash paid during the year for:
Interest	$190	$1,585	$138

Income taxes	$39	$7,740	$2,100

Non-cash Transactions:
Issuance of shares and stock options assumed in connection with the Ubiquity acquisition	$—	$6,376	$—

Issuance of shares and stock options assumed in connection with the WirelessHome acquisition	$—	$—	$12,760

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Operations of the Company

      Western Multiplex (the “Company”) was founded in 1979 in Sunnyvale, California. In 1992, the Company launched the Lynx broadband wireless access systems, which are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, the Company introduced the Tsunami broadband wireless access systems, which are primarily used by service providers, businesses and other enterprises to expand or establish private networks carrying Internet traffic among multiple facilities.

      The Company was acquired by GTI Acquisition Corporation (“GTI”) in 1995, a wholly owned subsidiary of Glenayre Technologies Inc. (“Glenayre”).

      Effective November 1, 1999, a recapitalization of the Company was executed that included the following transactions, in accordance with the terms of the Amended and Restated Acquisition Agreement by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Company and WMC Holding Corp. dated December 31, 1999 (the “Agreement”):

•	The Company borrowed $22.0 million under two term loan arrangements and drew down $2.0 million on a $10.0 million revolving credit facility with Credit Suisse First Boston.

•	The Company redeemed 42 million shares of Class B common stock from GTI for $21.0 million of the 80 million then outstanding shares.

•	WMC Holding Corp. (“Purchaser”) acquired approximately 36 million shares of Class B common stock from GTI, or approximately 94.6% of the remaining outstanding shares of the Company, for approximately $16.5 million.

•	The Company incurred approximately $0.8 million in financing costs that were capitalized and $3.1 million in transaction costs related to the equity transactions that were classified as recapitalization costs in the statement of operations for 1999.

      On March 24, 2000, the Company acquired Ubiquity Communication, Inc. (“Ubiquity”), located in Petaluma, California. Ubiquity was a development stage company, which designed and developed point-to-multipoint broadband wireless systems. The Company issued 692,772 shares of Class A common stock in the acquisition and reserved 137,727 shares for issuance upon the exercise of the Ubiquity options assumed. The acquisition was accounted for as a purchase transaction. The total purchase price was valued at $6.4 million. Purchased intangibles and goodwill related to the acquisition totaled approximately $6.8 million and will be amortized on a straight-line basis over the estimated useful life of three years. The Company subsequently granted to certain Ubiquity employees an additional 350,000 options at an exercise price of $.50 under the Western Multiplex 1999 Stock Incentive Plan. Additionally, certain Ubiquity employees purchased 300,000 shares of WMC Holding Corp. In March 2001, the Company closed the Ubiquity operations due to the acquisition of WirelessHome Corporation.

      On August 4, 2000, the Company completed its initial public offering of 7,500,000 shares of Class A common stock at a public offering price of $12.00 per share. On August 31, 2000, the underwriters exercised their option to purchase 1,125,000 additional shares of Class A common stock to cover over-allotments. The initial public offering and subsequent exercise of 1,125,000 shares by the underwriters resulted in net proceeds to the Company of approximately $91.0 million after payment of the underwriter’s commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company’s then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay outstanding indebtedness. The Company made the mandatory prepayment of its term notes to Credit Suisse First Boston and also repaid all borrowings outstanding under the revolving credit facility. The total repayment including accrued interest was $28.9 million. In connection with the prepayment of its term notes, the Company wrote off deferred financing costs of $394,000, net of income taxes and recorded an extraordinary loss on early extinguishment of debt.

      In November 2000, the Company entered into an Agreement and Plan of Merger with Adaptive Broadband Corporation (“Adaptive”). This proposed merger was subject to the approval of both the Company’s and Adaptive’s stockholders in special meetings of the stockholders of each company. In January 2001, prior to the special stockholders’ meetings taking place, both companies mutually agreed to terminate the merger agreement. As a result of the terminated merger, Adaptive reimbursed the Company $3.0 million of the $3.2 million of related merger costs.

      On March 22, 2001, the Company acquired WirelessHome located in Long Beach, California in a cash and stock transaction. WirelessHome is a development stage company that designs and develops point-to-multipoint systems. The acquisition was accounted for as a purchase. The Company acquired WirelessHome for a total consideration of $28.2 million composed of:

•	1,649,324 shares of Class A common stock valued at $12.1 million;

•	cash for $10.5 million;

•	options and warrants assumed valued at $0.7 million;

•	a stock price protection contingent consideration valued at $2.5 million; and

•	transaction expenses for $2.4 million.

      As part of the transaction the Company assumed $2.0 million of net liabilities, which consist of $0.4 million of current assets, $0.9 million of other assets and $3.3 million of current liabilities. In March 2001, the Company issued an initial consideration of $23.0 million. As a result, the Company recorded the initial purchase price allocation as follows: $24.7 million to goodwill and $0.3 million to deferred compensation. The stock price protection contingent consideration recorded in stockholders’ equity at the date of the acquisition will be effectively issued should the ten-day average closing price of the Company’s stock not equal or be greater than $12.40 within a year from the acquisition date. The Company may issue this consideration in cash or in stock at its election. If the Company decides to pay this consideration cash, the stockholders’ equity will be reduced by the same amount.

      Unaudited proforma operating results of the Company for the periods indicated assume the WirelessHome acquisition occurred as of January 1, 2000 (in thousands except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2000	2001

Revenue	$105,508	$105,730
Net loss	$(7,615)	$(28,106)
Diluted loss per share	$(0.16)	$(0.49)

      Goodwill related to the acquisition is being amortized on a straight-line basis over the estimated useful life of five years. The initial purchase price, as well as the initial allocation, were subject to adjustments upon WirelessHome meeting certain development milestones and other considerations as defined in the agreement to acquire WirelessHome.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 7, 2001, WirelessHome met the development milestones in accordance with the acquisition agreement. This resulted in additional purchase consideration of $5.2 million. We then evaluated and recorded the final purchase price and stock compensation expense arising from the achievement of those milestones. The total purchase price allocation, which consists of $28.2 million of purchase price and $2.0 million of net liabilities assumed, was as follows: $1.0 million to assembled workforce, $6.4 million to in-process research and development, $22.5 million to goodwill, and $0.3 million to deferred compensation. In addition, we recorded $2.2 million of stock compensation expense as a result of releasing and issuing 558,950 shares, which were previously held in escrow, to individuals who were directly involved in the completion of the development milestones.

      The purchase price allocation and intangible assets valuation was based on management’s estimates of the after-tax net cash flows and gave consideration to the following: (i) the employment of a fair market value premise excluding any consideration specific to the Company which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks, tradename, patents, copyrights, non-compete agreements, assembled work force, customer relationships and sales channel; and (iii) the value of existing technology was specifically addressed, with a view toward ensuring that the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each final product.

      In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

      As WirelessHome replaced Ubiquity in the development of the Company’s point-to-multipoint systems, the Company closed its Ubiquity operations during the quarter ended March 30, 2001. As a result, the Company recorded restructuring charges of $1.2 million. The charge includes $1.0 million of cash provisions, which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of December 31, 2001, approximately $0.8 million of these costs was incurred with the remainder expected to be paid in 2002. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

      In addition, the Company recorded $0.6 million associated with restructuring the operations at the Company’s headquarters, primarily related to employee severances.

      On January 16, 2002, the Company signed a merger agreement with Proxim, Inc. (“Proxim”), headquartered in Sunnyvale, California. Proxim provides wireless local area networking and building-to-building network products based on radio frequency or RF technology. Under the terms of the agreement, each outstanding share of Proxim common stock will be converted into 1.8896 shares of Western Multiplex common stock. The merger is intended to qualify as a tax-free reorganization. Upon completion of the merger, Proxim stockholders and Western Multiplex stockholders will each own approximately 50% of the combined company. The transaction is subject to customary closing conditions, including regulatory approvals and the approval of the stockholders of both companies. The transaction is expected to close during the first quarter of 2002.

      The Company is subject to a number of risks including, among others, the successful completion and integration of the proposed merger with Proxim; fluctuation of operating results; new products and rapid

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technological change; continued expansion into international markets; customer concentration; impact on product demand for wireless and broadband products; dependence on key manufacturers; competition; volatility of stock price; dependence on key personnel; regulatory actions and control by existing stockholders.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Ubiquity and WirelessHome. All intercompany accounts and transactions have been eliminated.

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

Reclassifications

      Prior years’ amounts have been reclassified where necessary to conform with the fiscal 2001 financial statement presentation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash in bank deposit accounts and short-term, highly liquid investments with original maturities of less than three months.

Investments

      The Company classifies its investments in debt securities with original maturities greater than three months and remaining maturities less than one year as short-term investments and debt securities with remaining maturities greater than one year as long-term investments. The Company’s policy is to protect the value of its fixed income investment portfolio and to minimize principal risk by earning returns based on current interest rates. At December 31, 2001, the Company’s investments in debt securities based on its maturities were as follows (in thousands):

	December 31,

	2000	2001

Cash equivalents	$26,985	$—
Short-term investments	20,633	6,738
Long-term investments	1,514	584

	$49,132	$7,322

      The Company classifies all of its investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Investments in Debt and Equity Securities.” Accordingly, the Company reports its investments at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on available-for-sale securities are reported in other income or expense. The Company’s investments in debt securities by major security types were as follows (in thousands):

		Gross Unrealized	Estimated Fair
	Cost	Gains	Value
December 31, 2000:
Auction rate securities	$12,200	$—	$12,200
Commercial paper	19,962	4	19,966
Federal agency securities	3,724	2	3,726
Corporate bonds	13,234	6	13,240

	$49,120	$12	$49,132

		Gross Unrealized	Estimated Fair
	Cost	Gains	Value
December 31, 2001:
Auction rate securities	$630	$—	$630
Corporate bonds	6,617	75	6,692

	$7,247	$75	$7,322

      In addition to its investments in debt securities, the Company has restricted cash of $1.5 million related to a noncancellable operating lease (see Note 6) for a standby letter of credit as a security deposit for the lease.

      The following summarizes the Company’s cash, cash equivalents and investments (in thousands):

	December 31,

	2000	2001

Cash	$4,109	$16,552
Cash equivalents	26,985	—

Cash and cash equivalents	31,094	16,552
Short-term investments	20,633	6,738
Restricted cash	1,500	1,500
Long-term investments	1,514	584

Restricted cash and long-term investments	3,014	2,084

	$54,741	$25,374

Revenue Recognition

      The Company’s revenue is derived from the sale of systems and, to a lesser extent, from the sale of services and parts as well as fees received from the rental of its systems. The Company sells worldwide to service providers, businesses and other enterprises directly through its sales force and indirectly through distributors and value added resellers and system integrators. Sales to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on the Company’s products held by its distributors and co-op marketing programs. In 1999, 2000 and 2001, sales to all distributors of the company’s products accounted for approximately 23.1%, 39.5% and 69.8% of net revenue.

      Revenue from product and part sales is recognized when all of the following conditions are met: the product has been shipped and title has passed to the customer, the selling price is fixed and determinable, the collection of the receivable is probable and there are no post-delivery obligations remaining.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue from services, such as preinstallation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is generally less than one month. Revenue from product rentals is recognized over the period of the rental arrangement.

      Net revenue consists of product revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, estimated reserves for warranty costs and co-op marketing programs, which are based on historical trends, contractual terms and other available information, are recorded at the time of sale.

Segment Reporting

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment: providing wireless access products. Revenues by geographic area are attributed to the country from which the sale is made. To date, all of the Company’s transactions have originated in one geographic location, the United States, even though many of the Company’s customers may operate in foreign as well as domestic markets.

Major Customers

      One customer, Somera Communications, Inc. (“Somera”), a distributor, accounted for 19% of total revenue for the year ended December 31, 1999. For the year ended December 31, 2000, Somera and Avant Telecoms, Inc., a value-added reseller, accounted for 21.4% and 11.1% of revenue, respectively. For the year ended December 31, 2001, the following distributors, Comstor, Somera and Tessco Technologies, accounted for 29.9%, 11.4% and 10.5% of revenue, respectively.

      Export sales which are denominated in U.S. dollars and consist of domestic sales to customers in foreign countries accounted for approximately 23.1%, 33.2% and 24.3% of net revenue in 1999, 2000 and 2001, respectively.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies to protect the value of its fixed income investment portfolio and to minimize principal risk by earning rates of return based on current interest rates. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. As of December 31, 2000 and 2001, approximately 77.0% and 78.0% of accounts receivable, respectively, were concentrated with ten customers.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

      Inventory is stated at the lower of cost (first-in, first out) or market and include material, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventory consists of the following (in thousands):

	December 31,

	2000	2001

Raw materials	$3,628	$11,364
Work-in-process	1,646	491
Finished goods	5,675	8,051

	$10,949	$19,906

      Reserves for excess and obsolete inventory were $1.4 million and $3.0 million as of December 31, 2000 and 2001, respectively.

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

Goodwill and Other Intangible Assets

      Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totals $22.0 million (see Note 1). This goodwill is being amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year.

      Goodwill and other intangible assets related to the acquisition of Ubiquity (see Note 1) totaled $6.8 million. In March 2001, the Company recorded an impairment of the Ubiquity goodwill and other intangible assets of $4.3 million as a result of closing the Ubiquity operations. The amount of the charge equals the unamortized amount of these intangible assets as of the date of closure of the Ubiquity operations as no future benefit is anticipated, since Ubiquity was replaced by WirelessHome as the developer of point-to-multipoint systems. The Ubiquity intangible asset of $229,000 is being amortized on a straight-line basis over its estimated useful life of three years, or $76,000, per year.

      Goodwill related to the acquisition of WirelessHome totaled $24.7 million. This goodwill was being amortized on a straight-line basis over an estimated useful life of five years. This goodwill was subject to subsequent adjustments upon WirelessHome meeting certain development milestones and other considerations. After WirelessHome met those development milestones, the goodwill was adjusted to $22.5 million in the fourth quarter of 2001. (See Note 1).

      Assembled work force related to the acquisition of WirelessHome totaled $1.0 million and is being amortized on a straight-line basis over an estimated useful life of two years.

      Subsequent to its acquisitions, the Company assesses long-lived assets acquired for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

      Goodwill and other intangible assets, net consist of the following (in thousands):

	December 31,

	2000	2001

Goodwill:
GTI	$17,806	$17,126
Ubiquity	4,877	—
WirelessHome	—	18,775

	$22,683	$35,901

Acquired intangibles; assets:
Ubiquity	223	95
WirelessHome	—	617

	223	712

	$22,906	$36,613

      In July 2001, the Financial Accounting Standards Board issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

      As a result of the Company’s adoption of SFAS 142, as of January 1, 2002, the Company will no longer amortize goodwill. Goodwill amortization for the year ended December 31, 2001 was approximately $5.0 million.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Although the Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its financial statements, the Company will continue to assess any impairment of its long lived assets.

Research and Development

      Research and development costs are expensed as incurred and consist primarily of payroll costs, other direct expenses and overhead.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic and diluted earnings per share are presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share under SFAS 128 were computed using the weighted average number of shares outstanding of 73,000,000, 47,044,568 and 57,559,434 for the years ended December 31, 1999, 2000 and 2001, respectively.

      Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. Diluted earnings (loss) per share were computed using the weighted average number of shares outstanding of 73,000,000, 52,080,734 and 57,559,434 for the years ended December 31, 1999, 2000 and 2001, respectively. For the year ended December 31, 1999, the treasury stock method resulted in no dilutive securities and, accordingly, basic and dilutive earnings per share were the same. For the year ended December 31, 2001, the incremental shares of approximately 1,442,329 shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts, as the Company had a net loss for the period, and the effect of such assumed exercise would be antidilutive.

      For the years ended December 31, 2000 and 2001, 716,000 and 5,476,292 stock options, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three years ended December 31, 2001 (in thousands except per share amounts):

	Year Ended December 31,

	1999	2000	2001

Net income (loss) (Numerator):
Net income (loss)	$1,177	$6,295	$(25,598)
Shares (Denominator):
Weighted average common shares outstanding	73,000	47,045	57,559
Shares used in basic computation	73,000	47,045	57,559

Common shares issuable upon exercise of stock options (treasury stock method), net of unamortized deferred compensation and tax credit on assumed exercise	—	2,398	—
Common shares issuable upon exercise of warrants (treasury stock method)	—	2,638	—

Shares used in diluted computation	73,000	52,081	57,559

Earnings (loss) per share:
Basic	$0.02	$0.13	$(0.44)

Diluted	$0.02	$0.12	$(0.44)

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic and diluted income (loss) per share on extraordinary items for the three years in the period ended December 31, 2001 are as follows (in thousands except per share amounts):

	Year Ended December 31,

	1999	2000	2001

Basic and diluted loss on early extinguishment of debt, net of tax per share	$—	$(0.01)	$—
Shares used to compute the basic loss per share	73,000	47,045	57,559
Shares used to compute the diluted loss per share	73,000	52,081	57,559

3.	Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following (in thousands):

	December 31,

	2000	2001

Production, engineering and testing equipment	$4,601	$6,191
Office and computer equipment	4,174	6,850
Leasehold improvements	686	1,871

	$9,461	$14,912
Less: Accumulated depreciation and amortization	(4,080)	(6,136)

Equipment and leasehold improvements, net	$5,381	$8,776

4.     Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2000	2001

Accrued payroll and related benefits	$5,693	$3,129
Accrued warranty costs	649	869
Accrued payments to WirelessHome related to milestone developments	—	750
Deferred rent expense	185	724
Accrued restructuring costs	—	430
Income taxes payable	234	216
Customer deposits	627	160
Accrued marketing programs	131	526
Other	1,063	1,793

	$8,582	$8,597

     Restructuring Charges

      During the first and second quarter of 2001, the Company recorded $1.2 million of restructuring charges related to the closure of its former Ubiquity operations. The charges include $1.0 million of cash provisions, which include severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of December 31, 2001, approximately $0.8 million of the $1.0 million of cash provisions was incurred. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, during the second and third quarter of 2001, the Company recorded $0.6 million associated with restructuring the operations at the Company’s headquarters primarily related to employee severances.

      The following table summarizes the restructuring activity in 2001 (in thousands):

	Severances	Facilities	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—
Provision charged to operations	1,382	208	226	1,816
Charges utilized	(1,184)	(156)	(46)	(1,386)

Balance as of December 31, 2001	$198	$52	$180	$430

5.     Long-Term Debt

      On November 1, 1999, the Company entered into a credit agreement with Credit Suisse First Boston, as agent. The credit agreement included two term notes and a $10 million revolving credit facility maturing in November 2002. The Company may prepay the term notes at any time upon adequate notice to the lender. In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility (see Note 1). As of December 31, 2001, the Company had no borrowings outstanding under the revolving credit facility.

      Upon acquiring WirelessHome in March 2001, the Company assumed outstanding debt of $1.7 million of which all was repaid in April 2001.

6.     Commitments and Contingencies

Operating Leases

      The Company leases its facilities under noncancellable operating lease agreements expiring at various dates through November 2010. Straight-line rent expense for the operating leases was approximately $559,000, $478,000 and $3.7 million in 1999, 2000 and 2001, respectively. Future minimum lease payments under all noncancellable operating lease agreements as of December 31, 2001 are summarized as follows (in thousands):

2002	$3,838
2003	3,979
2004	4,196
2005	4,133
2006	3,600
Thereafter	14,159

$33,905

Employment Agreements and Change of Control Provisions

      The Company has entered into employment agreements with seven of its officers to provide for payments of their base salaries for a period of up to twelve months plus bonuses in the event employment is terminated without cause or if the employee resigns with good reason, as defined. A change of control does not qualify as a good reason for terminating employment.

      In addition, in the event of a change of control, all outstanding options become fully vested and exercisable immediately prior to the change of control for one of the officers.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

      From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition of the Company.

7.     Income Taxes

      The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

      The components of the provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 are as follows:

	1999	2000	2001

Federal
Current	$2,367	$6,135	$—
Deferred	241	(137)	(2,854)
State
Current	212	864	13
Deferred	11	(62)	(1,255)

	$2,831	$6,800	$(4,096)

      The provision for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

	1999	2000	2001

Provision at Federal statutory rate of 35%	$1,403	$4,721	$(10,393)
Increases in taxes resulting from
State income taxes, net of Federal benefits	143	742	(242)
Nondeductible amortization of goodwill	—	668	1,632
Nondeductible amortization of deferred stock compensation	—	1,545	1,819
Nondeductible recapitalization costs	1,068	—	—
Research and development tax credit	—	(798)	(850)
Nondeductible goodwill impairment	—	—	1,516
Nondeductible in-process R&D write-off	—	—	2,240
Other	217	(78)	182

Total provision	$2,831	$6,800	$(4,096)

      For the years ended December 31, 1999, 2000, and 2001, the effective income tax rates were 70.6%, 50.4%, and 13.8% respectively.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2000	2001

Deferred Tax Assets:
Tax goodwill amortization in excess of book	$3,565	$2,736
Inventory reserve	554	1,224
Warranty reserve	179	269
Allowance for doubtful accounts	388	1,732
Other reserves and accruals	264	2,611
Net operating losses carry over	—	5,096
Research & credit and Other credits	—	1,011
Prepaid taxes and other	188	1,044

Gross deferred tax asset	$5,138	$15,723
Valuation allowance	—	(4,374)

Net deferred tax asset	$5,138	$11,349

      Prior to the recapitalization, the Company had a tax sharing agreement with Glenayre. The principal provisions of the method by which the consolidated amount of current and deferred tax expense was allocated to members of the group (including the Company) were based on the results of each member as if each were a stand-alone entity.

      The Company recorded a $4.4 valuation allowance on all Net operating losses related to stock option deductions. The Company will realize this benefit as stockholder’s equity increase when and if it will effectively offset these net operating losses against future or past taxable income.

      The Company made a tax election to treat the share purchase by WMC Holding Corp. as an asset purchase for Federal income taxes in accordance with the terms of the Agreement. As a result of the recapitalization, the Company recorded a deferred tax asset of approximately $3.9 ($3.1 million as of December 31, 2001) million with a corresponding increase to paid-in capital.

      The Company has recorded a net deferred tax asset of approximately $11.4 million at December 31, 2001, of which approximately $5.1 million relates to net operating losses generated during the current year which expire on December 31, 2021, as well as approximately $0.9 in tax credits which expire in at various dates starting in 2009. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through refunds from the carryback of the current year net operating loss and the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

      The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests, such as the merger with Proxim (see Note 1).

8.     Common Stock

Common Stock

      The Company’s common stock consists of Class A and Class B common stock. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the election of the stockholder or automatically in the event of an initial public offering of the Company.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the recapitalization transaction discussed in Note 1, the Company repurchased 42,000,000 shares of Class B common stock for $21.0 million from Glenayre and held these shares as treasury stock.

      Simultaneously with the closing of the Company’s initial public offering as discussed in Note 1, all of the Company’s then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

      In conjunction with WirelessHome having met the development milestones and other considerations as discussed in Note 1, the Company repurchased 107,396 shares of Class A common stock for $400,0000 from the WirelessHome common stockholders and held these shares as treasury stock.

      As of December 31, 2001, there were 59,218,105 shares of Class A common stock issued and outstanding and 42,000,000 shares of Class A treasury stock.

Warrants

      In connection with the recapitalization discussed in Note 1, the Company issued 4,370,000 warrants to a holding company, owned by the Chief Executive Officer of the Company, and a trust, of which a director of the Company is trustee and beneficiary. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of $.50 per share. These warrants expire on the tenth anniversary from date of issuance. As of December 31, 2001, all of the 4,370,000 warrants had been exercised.

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

      In connection with the acquisition of WirelessHome Corporation, the Company assumed a warrant to purchase 4,162 shares of the Company’s Class A common stock at an exercise price of $9.61 per share. These warrants expire on December 19, 2009.

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

Stock Sales

      During the year ended December 31, 2000, certain Western Multiplex employees and consultants entered into co-investment agreements with WMC Holding Corp. Under the co-investment agreements, 3,830,351 shares were purchased of WMC Holding at $0.50 per share and WMC Holding used the proceeds to purchase 3,830,351 shares of Class A common stock of the Company at $0.50 per share. Included in the stock sales were 55,000 shares of Class A common stock of the Company sold to a seconded employee and a consultant at a price of $.50 per share. As the seconded employee and the consultant were working full time for the Company and the

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company exercised sufficient control over these individuals to establish an employer-employee relationship, the Company considered them as being equivalent to full time employees for accounting purposes and applied APB No. 25 which resulted in deferred stock compensation expense of $180,000 for the year ended December 31, 2000. Both transactions were completed prior to the adoption of FIN No. 44. The consultant and the seconded employee effectively became full time employees on July 1, 2000 and January 23, 2001, respectively. The resulting deferred stock compensation recognized represented the difference between the estimated fair value of the common stock for accounting purposes and the stock sale price at the date of sale.

Deferred Stock Compensation

      In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders’ equity of $8.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders’ equity. The portion of deferred stock compensation associated with the stock options will be amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested using the accelerated method. For the year ended December 31, 2001, the Company recorded amortization of deferred compensation, net of cancellations, of $5.2 million.

      As part of the WirelessHome acquisition, the Company assumed certain vested and unvested options that when exercised would result in approximately 14,400 and 113,000 shares of common stock outstanding, respectively. These options have an average exercise price of $3.01 per share of the Company’s common stock. The unvested options resulted in additional deferred compensation of $0.3 million recorded as of the date of acquisition which is amortized over the remaining vesting period using the accelerated method.

      During the first quarter of 2001, the Company reversed approximately $1.8 million of deferred stock compensation previously recorded due to cancellations of unexercised stock options. As of December 31, 2001, the total deferred stock compensation outstanding was $614,000.

      During the fourth quarter of 2001, as a result of WirelessHome meeting the development milestones, the Company released and issued 558,950 shares to individuals who were directly involved in the completion of the development milestones and accordingly recorded $2.2 million of stock compensation expense.

     Employee’s Stock Forward Sale Agreements

      On December 20, 2001 the Company entered into stock forward sale agreements with certain employees. Under these agreements the Company will buy back 78,138 shares at $7.91 in March 2002. The Company recorded the difference between the stock price on December 20, 2001, $5.45 and the guaranteed price per share of $7.91 as stock compensation expense for a total of $192,000 in the fourth quarter of 2001.

9.     Stock Option Plans

Employee Stock Purchase Plan

      In June 2000, the Company adopted the Western Multiplex Corporation Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. An annual increase in shares reserved will occur on the first day of each of the

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 as defined in the ESPP. As of December 31, 2001, 1,250,000 shares of Class A common stock was reserved for issuance under the ESPP.

      In August 2000, subsequent to the completion of the initial public offering, the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was August 1, 2000. On January 31, 2001, the Company issued 123,025 shares at $10.20 per share to employees participating in the ESPP. On July 31, 2001, the Company issued 7,241 shares at $4.80 per share to employees participating in the ESPP.

1999 Stock Incentive Plan

      In November 1999, the Company adopted the Western Multiplex Corporation 1999 Stock Incentive Plan (the “1999 Plan”) for key employees, officers, directors, and consultants. The Company has reserved for issuance 13,500,000 shares of Class A common stock under the 1999 Plan. The type of awards that may be made under the 1999 Plan are incentive stock options, non-qualified options, stock appreciation rights, and other stock-based awards.

      The exercise price for stock options may not be less than 100% of the fair market value of the Company’s Class A common stock on the date of the grant (110% for any option granted to any stockholder who owns more than 10% of the total combined voting power of all classes of stock of the Company or its parent or subsidiary corporation), as determined by the Compensation Committee. An option may not vest at less than 20% per year over five years, and will vest on the specific schedule established by the Compensation Committee.

Ubiquity Communication Plans

      In connection with the acquisition of Ubiquity Communication, Inc. on March 24, 2000, the Company assumed the obligations under Ubiquity Communication’s equity incentive plans (“Ubiquity Plans”). As a result, all options granted under the Ubiquity Plans became options to purchase shares of the Company’s common stock. As of March 24, 2000, the Company assumed 137,727 options that had been granted under these plans. As of December 31, 2001, the Company had no options outstanding under the Ubiquity Plans.

Platinum IP Stock Incentive Plan

      In connection with the acquisition of WirelessHome on March 22, 2001, the Company assumed obligations under WirelessHome’s Platinum IP Stock Incentive Plan (“WirelessHome Plan”). As a result, all options granted under the WirelessHome Plan became options to purchase shares of the Company’s common stock. As of March 22, 2001, the Company assumed certain vested and unvested options that when exercised would result in approximately 14,400 and 113,000 shares of common stock outstanding. As a result of WirelessHome meeting the development milestones, in the fourth quarter of 2001 the Company issued 75,380 options, which were previously held in escrow to employees who were directly involved in the completion of the development milestones (see Note 1).

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

      The exercise price of any option granted under this plan is the per share fair market value of the Company’s common stock on the date the option is granted except with respect to the initial grants made as of June 8, 2000 for which the exercise price is $8.50. An individual who becomes a director will receive an initial

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant of an option to purchase 100,000 shares of the Company’s common stock, which option will be immediately vested upon grant as to one-third of the shares subject to the option. The option will then become vested as to one-third of the shares on each of the first and second anniversaries of the date of the initial grant, so long as the director continues to serve on the Company’s board of directors on each vesting date. In addition, so long as a director continues to serve on the Company’s board of directors, the director will, as of the third anniversary of the date of the initial grant and triennially thereafter, receive an additional option to purchase 15,000 shares, the terms of which will be the same as those described above. On December 31, 2001 the Company had issued 60,000 stock options at an exercise price of $4.08.

      The following table summarizes stock options activity under the 1999 Plan, the Ubiquity Plans, the WirelessHome Plan and the 2000 Plan:

		Options Outstanding

			Weighted Average
	Options Available	Number of Shares	Exercise Price

Balance at December 31, 1999	10,500,000	—	—
Authorized	1,637,727
Granted	(7,633,227)	7,633,227	4.62
Exercised	—	(16,000)	0.50
Cancelled	183,499	(183,499)	6.71

Balance at December 31, 2000	4,687,999	7,433,728	$4.53
Authorized	3,185,998
Granted	(5,832,825)	5,832,825	6.55
Exercised	—	(1,328,782)	0.56
Cancelled	1,679,122	(1,679,122)	5.92

Balance at December 31, 2001	3,720,294	10,258,659	$5.91

      At December 31, 2000, options to purchase 2,080,120 of Class A common stock with a weighted average exercise price of $1.79 per share were exercisable under the 1999 Plan. The following table summarizes options outstanding and options exercisable at December 31, 2001 under the 1999 Plan, the Ubiquity Plans, the WirelessHome Plan and the 2000 Plan:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number	Exercise
Range of Exercise Prices	Shares	(in years)	Price	of Shares	Price

$0.50	2,647,483	8.1	$0.50	1,662,599	$0.50
$2.77 - $5.55	1,857,798	9.5	$4.21	217,546	$3.22
$5.95 - $7.00	2,676,250	9.3	$6.78	15,003	$6.76
$7.06 - $10.56	1,659,002	7.0	$8.87	679,276	$8.87
$10.94 - $21.44	1,418,126	8.8	$13.14	484,403	$13.47

$0.50 - $21.44	10,258,659	8.6	$5.91	3,058,827	$4.64

      The Company follows the provisions of SFAS No. 123, which calls for companies to measure employee stock compensation expense based on the fair value method of accounting. As allowed by SFAS No. 123, the Company elected the continued use of APB Opinion No. 25, with pro forma disclosure of net loss determined as if the fair value method had been applied in measuring compensation cost. Had compensation cost for the

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stock based compensation awards been determined under the fair value method consistent with SFAS No. 123, the Company’s net income (loss) for the years ended December 31, 2000 and 2001, respectively, would have resulted in the following pro forma amounts (in thousands except per share amounts):

	Years Ended
	December 31,

	2000	2001

As Reported:
Net income (loss)	$6,295	$(25,598)
Basic earnings (loss) per share	$0.13	$(0.44)
Diluted earnings (loss) per share	$0.12	$(0.44)
Pro Forma:
Net loss	$(5,826)	$(49,865)
Basic loss per share	$(0.12)	$(0.87)
Diluted loss per share	$(0.12)	$(0.87)
Weighted average fair value of options granted during the year	$4.40	$6.06

      The fair value of each option grant for the year ended December 31, 2000 and 2001 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended
	December 31,

	2000	2001

Risk-free interest rate	6.00%	4.00%
Average expected life of option	4 years	4 years
Dividend yield	0%	0%
Volatility of common stock	2.92	1.43

      Consistent with SFAS No. 123, there was no pro forma amount for the year ended December 31, 1999, because no options were outstanding as of December 31, 1999.

10.     Employee Benefit Plan

      The Company adopted an Employees’ Investment 401(k) Plan that covers all employees and provides that the Company match employees’ salary deferrals up to 4% of eligible employee compensation. The amounts charged to continuing operations were $521,000 and $795,000 in 2000 and 2001, respectively.

11.     Related Party Transactions

      The Company was a wholly owned subsidiary of GTI from April 25, 1995 through October 31, 1999. Over that period, a variety of costs were incurred by GTI and its affiliates on behalf of the Company. The costs directly attributable to the Company have been charged to the Company in the period such costs were incurred and included in the accompanying statements of operations. In addition to those charges, certain other indirect costs were incurred by GTI and its affiliates, as follows:

•	Glenayre and affiliates shared certain services to assist the Company in international sales, marketing and customer support services. The estimated costs of such services were approximately $20,000 for 1999. These costs are included in sales and marketing expenses in the accompanying statement of operations.

WESTERN MULTIPLEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Glenayre and affiliates have provided or incurred certain other costs for various administrative services through the date of the recapitalization. These administrative services included preparation of certain tax returns, employee benefits planning and administration, limited general accounting and limited legal services. Such costs, based on management’s best estimate using amounts provided by Glenayre finance personnel, are estimated to be $80,000 for 1999. These amounts are included in general and administrative expenses in the accompanying statement of operations.

      Ripplewood Partners, L.P. (“Ripplewood”) also provides consulting and management advisory services to the Company beginning November 1, 1999. The Company was charged 1% of net revenue, or $0.1 million for the two-month period ended December 31, 1999. The fee has been reflected as a component of general and administrative expenses in the statement of operations for 1999. This agreement terminated on June 30, 2000. Ripplewood also charged the Company $1.7 million for fees and expenses associated with the recapitalization transactions during 1999. These costs, along with the attorneys, accountants and other fees all totaling $3.1 million, were classified as recapitalization costs, an operating expense in the statement of operations for 1999. Ripplewood charged the Company $700,000 for fees and expenses associated with the issuance of Class A common stock in connection with the initial public offering in August 2000. These issuance costs were netted against paid-in capital under stockholders’ equity. No fees were paid by the Company to Ripplewood in 2001.

      The Company had a non-interest bearing demand note payable to WMC Holding Corp. as of December 31, 1999 totaling $1.2 million, of which all was repaid as of December 31, 2001.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Executive Officers and Directors

      Reference is hereby made to information concerning Messrs. Zakin, Corsentino, Zoufonoun and Abu-Hakima and Mses. Huber, Pance, Rulo and Khayat-Toubia under the heading “Executive Officers of the Registrant” found in Part I of this report. Messrs. Zakin and Zoufonoun also serve as directors of the Company and Mr. Zakin serves as Chairman of the Board.

      Our directors and their ages as of February 21, 2002 are as follows.

Name	Age

Hironori Aihara	64
Michael J. Boskin	56
Timothy C. Collins	45
Peter O. Crisp	69
Jeffery M. Hendren	43
Michael Seedman	45
Stanley S. Shuman	66

      The Company has seven non-employee directors. Information regarding the business experience of each non-employee director during the last five years is provided below.

      Hironori Aihara has served as a member of the Board of Directors and the audit committee since June 8, 2000. Mr. Aihara is currently the Executive Vice President and a Director of Mitsubishi Corporation. In addition, he is President, Director and Chief Executive Officer of Mitsubishi International Corporation. Mr. Aihara has been with the Mitsubishi Corporation since 1962 and has served in various executive level positions, including Managing Director of Information Systems & Services Group from 1994 to 1998 and Executive Vice President since 1998. He also currently serves as Chairman of the Board of Japan Space Imaging Corporation, Director of Digital Medial Lab Company and Director of SPACEHAB Inc. Mr. Aihara received a B.S. degree in aeronautical engineering from Tokyo University.

      Michael J. Boskin has served as a member of the Board of Directors and the compensation committee since June 8, 2000. Dr. Boskin has been a professor of economics at Stanford University since 1971. He is also an Adjunct Scholar at the American Enterprise Institute and a Research Associate with the national Bureau of Economic Research. He is the Chief Executive Officer and President of Boskin & Co., Inc., a consulting firm. He was Chairman of the President’s Council of Economic Advisers from 1989 until 1993. Dr. Boskin also serves as a director of Exxon Corporation, Oracle Corp., Vodafone-AirTouch PLC and First Health Group Corp. Dr. Boskin received Ph.D., M.A. and B.A. degrees from the University of California at Berkeley.

      Timothy C. Collins has served as a member of the Board of Directors since November 1, 1999. Mr. Collins is Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C., a private investment firm formed by him in October 1995. From February 1990 to October 1995, Mr. Collins was a Senior Managing Director of the New York office of Onex Corporation, a leveraged buy-out group headquartered in Canada. Mr. Collins is also a director of WRC Media, Inc., Asbury Automotive Group, Shinsei Bank and other privately held Ripplewood portfolio companies. Mr. Collins received an M.B.A. degree from Yale University’s School of Organization and Management and a B.A. degree in Philosophy from DePauw University.

      Peter O. Crisp has served as a member of the Board of Directors and the audit committee since June 8, 2000. Mr. Crisp was a General Partner of Venrock Associates, a venture capital investment firm that invests in technology-based venture capital situations, for more than five years until his retirement in September 1997. He currently serves as Director of Venrock, Inc. and as Vice Chairman of Rockefeller Financial Services, Inc., positions he has held since December 1997. Mr. Crisp served as Chairman of Venrock, Inc. from 1995 to 1997 and as President from 1980 to 1995. In addition, he serves as a director of American Superconductor Corporation, Evans & Sutherland Computer Corporation, Lexent Inc., Thermo Electron Corporation, U.S. Trust Corporation and several private companies. Mr. Crisp received an M.B.A. degree from Harvard Business School and a B.A. degree from Yale University.

      Jeffrey M. Hendren has served as a member of the Board of Directors since November 1, 1999 and a member of the compensation committee and the audit committee since June 8, 2000. He is a Managing Director at Ripplewood Holdings L.L.C. Prior to joining Ripplewood in 1998, Mr. Hendren was a Vice President in the Mergers & Acquisitions Department at Goldman, Sachs & Co. During Mr. Hendren’s eight years at Goldman Sachs, he focused on transactions in healthcare and information technology. Mr. Hendren received an M.B.A. degree from Harvard Business School and a B.Sc. degree with honors in accounting and finance from Indiana University.

      Michael S. Seedman has served as a member of the Board of Directors since November 1, 1999 and a member of the audit and compensation committees since June 8, 2000. From 1997 to 1999, Mr. Seedman pursued non-business interests. From 1993 to 1997, he served as Senior Vice President and General Manager of the Personal Communications Division at U.S. Robotics where he focused on the design, manufacture and sale of modems. From 1989 to 1993, Mr. Seedman was President of Practical Peripherals, a company he founded in 1981, which was later sold to Hayes Microcomputer, Inc.

      Stanley S. Shuman has served as a member of the Board of Directors since June 8, 2000. Mr. Shuman is an Executive Vice President, Managing Director and member of the Executive Committee of Allen & Company Incorporated, a New York-based investment banking firm. He has held these positions for more than the past five years. In addition, he is a Director of The News Corporation Limited, Six Flags, Inc. and several private companies. Mr. Shuman received M.B.A., J.D. and B.A. degrees from Harvard University.

Item 11.     Executive Compensation

Summary Compensation Table

      The following table sets forth information regarding executive compensation for services rendered during the fiscal years ended December 31, 1999, 2000 and 2001 by the Company’s chief executive officer and its other four most highly paid executive officers whose salary and bonus for the last fiscal year exceeded

$100,000. The compensation summarized in this table does not include perquisites or other personal benefits that do not in the aggregate exceed the lesser of $50,000 or 10% of the officer’s salary and bonus.

	Annual Compensation

				All Other
Name and Principal Positions	Fiscal Year	Salary	Bonus	Compensation

Jonathan N. Zakin	2001	$257,830	$275,521	$—
Chairman and Chief Executive Officer	2000	56,324	—	—
	1999	8,333	—	—
Amir Zoufonoun	2001	228,725	189,283	3,168,173	(1)
President and Chief Operating Officer	2000	175,907	301,541	8,427	(2)
	1999	174,793	729,104	—
Nancy Huber	2001	203,632	118,473	527,360	(3)
Chief Financial Officer and Executive Vice President	2000	131,339	126,299	—
of Finance and Operations	1999	—	—	—
Gordana Pance	2001	195,057	77,294	356,281	(4)
Vice President of Engineering	2000	142,451	106,061	213,221
	1999	119,667	137,313	—
Fred Corsentino	2001	200,258	53,576	268,360	(5)
Executive Vice President of Worldwide Sales	2000	122,112	93,136	143,947	(6)
	1999	—	—	—

(1)	This amount represents automobile allowances paid of $8,400 and gains on the sale of shares acquired on exercise of non-qualified stock options of $3,159,733.

(2)	This amount represents automobile allowances paid.

(3)	This amount represents gains on sale of non-qualified stock options.

(4)	This amount represents gains on sale of non-qualified stock options.

(5)	This amount represents commissions paid of $76,695, automobile allowances paid of $6,000 and gains on the sale of shares acquired on exercise of non-qualified stock options of $185,665

(6)	This amount represents commissions paid of $139,332 and automobile allowances paid of $4,615.

Option/ SAR Grants in Last Fiscal Year

      The following table provides information regarding stock options granted during 2001 to persons listed in the Summary Compensation Table.

	Individual Grants
					Potential Realizable Value
	Number of	% of Total			At Assumed Annual Rate of
	Securities	Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(1)
	Options	Employees	Price	Expiration
Name	Granted	During 2001	($/Share)	Date	5%	10%

Jonathan Zakin	900,000	15.4%	$7.00	5/9/2011	$1,616,428	$6,305,588
Amir Zoufonoun	100,000	1.7%	$6.97	4/2/2011	$182,723	$703,741
Nancy Huber	50,000	0.9%	$6.97	4/2/2011	$91,362	$351,870
	120,000	2.1%	$3.37	10/2/2011	$651,124	$1,276,345
Gordana Pance	50,000	0.9%	$6.97	4/2/2011	$91,362	$351,870
Fred Corsentino	75,000	1.3%	$6.97	4/2/2011	$137,042	$527,806

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciated are mandated by the rules of the SEC. The actual value, if any, that an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance the value realized by an executive officer will be at or near the assumed 5% or 10% levels.

Aggregated Option Exercises and Fiscal Year-End Option Values

      The following table sets forth information regarding the exercise of stock options by persons named in the Summary Compensation Table and year-end option values.

	Value of Unexercised

				Number of Unexercised		In-The-Money
	Shares			Options at Year End		Options at Year-End(1)
	Acquired On	Exercise	Value
Name	Exercise	Price	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jonathan Zakin	—	$7.00	—	—	900,000	—	—
Amir Zoufonoun	320,550	$0.50	$3,159,773	852,789	256,661	4,178,666	1,257,639
Nancy Huber	72,000	$0.50	$527,360	35,920	177,080	176,008	867,692
Gordana Pance	36,000	$0.50	$356,381	152,339	121,661	746,461	596,139
Fred Corsentino	45,200	$0.50	$185,665	121,054	143,746	593,139	704,355

(1)	Assumes that the value of unexercised options at fiscal year-end was $5.40 per share, the closing price of our common stock on the Nasdaq National Market on December 31, 2001.

Director Compensation

      As of December 31, 2001 and for the fiscal year then ended, all non-employee directors, other than Messrs. Seedman, Collins and Hendren, have been paid as follows:

•	an annual retainer of $75,000 for serving on the Board of Directors, payable in cash or in shares of the Company’s Class A common stock, at the election of each non-employee director;

•	a meeting fee of $10,000 for each meeting of the Board of Directors attended in person;

•	a meeting fee of $1,000 for each meeting of the Board of Directors attended via telephone or teleconference;

•	a meeting fee of $5,000 for each meeting of a committee of the Board of Directors attended in person; and

•	a meeting fee of $500 for each meeting of a committee of the Board of Directors attended via telephone or teleconference.

      The Company’s directors are entitled to receive option grants under the Western Multiplex 2000 Stock Option Plan for Non-Employee Directors. Any awards which may be granted in the future will be determined by the compensation committee. However, the full Board of Directors must approve all awards granted under the Western Multiplex 2000 Stock Option Plan for Non-Employee Directors to directors who beneficially own more than 10% of Western Multiplex’s outstanding common stock and, as a result, are subject to Section 16 of the Securities and Exchange Act of 1934.

      In addition, on November 15, 2001, Western Multiplex issued options to purchase a total of 60,000 shares of its common stock at an exercise price of $4.08 per share to Messrs. Aihara, Boskin, Crisp and Shuman pursuant to the Western Multiplex 2000 Stock Option Plan for Non-Employee Directors.

Employment Agreements

      Jonathan N. Zakin. On May 9, 2001 we entered into an agreement with Jonathan Zakin, our Chief Executive Officer and Chairman of our Board of Directors, to amend his employment agreement, dated as of October 31, 1999. Pursuant to this amendment, Mr. Zakin’s annual base salary was raised from $50,000 to $500,000 and Mr. Zakin is eligible to receive an incentive bonus equal to 75% of his annual base salary based on the achievement of performance targets established by our Board of Directors. Mr. Zakin also received options to purchase 900,000 shares of our Class A common stock at an exercise price of $7 per share under the terms of our 1999 Stock Incentive Plan. Mr. Zakin’s options will vest and become exercisable on January 1, 2004 if Mr. Zakin is employed by us through that date, in accordance with a vesting schedule based on the closing price of our common stock. Notwithstanding this vesting schedule, all of these options will become vested and exercisable upon the earlier of a change in control of Western Multiplex or on January 2, 2008 if

Mr. Zakin has remained continuously employed by us through that date. As a result, these 900,000 unvested options held by Mr. Zakin will vest and become fully exercisable upon completion of our proposed merger with Proxim.

      The Company may terminate Mr. Zakin’s employment at any time, and Mr. Zakin may terminate his employment on 90 days’ prior written notice. Mr. Zakin has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, he has agreed not to compete with the Company during his employment and for one year following the termination of his employment.

      Amir Zoufonoun. In November 1999, the Company entered into an employment agreement with Mr. Zoufonoun under which Mr. Zoufonoun agreed to serve as our President and Chief Operating Officer. Under the agreement, Mr. Zoufonoun is entitled to receive an annual base salary and is eligible for an annual bonus based on performance targets established by the Board of Directors.

      If the Company terminates Mr. Zoufonoun’s employment without cause or if he terminates his employment for good reason, as defined in the employment agreement, the Company will be required, for a period of 12 months, to pay him his base salary and continue his medical and other benefits, and all of his time-based options will vest immediately. In addition, Mr. Zoufonoun will receive payment of a pro-rated bonus, any accrued vacation days, any deferred compensation and any unreimbursed expenses. For purposes of his employment agreement, a change of control of Western Multiplex does not qualify as good reason for Mr. Zoufonoun to leave. The Company may terminate Mr. Zoufonoun’s employment at any time, and Mr. Zoufonoun may terminate his employment on 90 days’ prior written notice. Mr. Zoufonoun has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, he has agreed not to compete with the Company during his employment and for one year following the termination of his employment.

      Mr. Zoufonoun’s employment agreement was amended in April 2001 to provide that his annual base salary be raised to $250,000 and that he be eligible to receive an annual incentive cash bonus of up to 60% of his base salary.

      In connection with the pending merger with Proxim, Inc., Mr. Zoufonoun will enter into an amended and restated employment agreement with Western Multiplex that provides the terms and conditions of his employment as Executive Vice President, Technology of the combined company. At the completion of the proposed merger with Proxim, Mr. Zoufonoun’s amended and restated employment agreement will take effect and provide:

•	debt forgiveness equal to 50% of the principal and accrued but unpaid interest on a promissory note held by Western Multiplex if Mr. Zoufonoun continues to render services to the combined company for six months following the completion of the merger;

•	debt forgiveness equal to 100% of the principal and accrued but unpaid interest on a promissory note held by Western Multiplex if Mr. Zoufonoun continues to render services to the combined company for twelve months following the completion of the merger;

•	acceleration of any outstanding unvested options to purchase shares of our common stock held by Mr. Zoufonoun as of the completion of the merger;

•	various termination benefits depending on the circumstances under which Mr. Zoufonoun’s employment ends, whether terminated by him or the combined company or upon Mr. Zoufonoun’s death or disability as follows:

      In the event of Mr. Zoufonoun’s death, his beneficiaries will be entitled to receive:

•	a cash lump sum payment of accrued but unused vacation days, compensation earned but not yet paid and reasonable expenses incurred in carrying out his duties and responsibilities;

•	a prorated amount of his incentive bonus;

•	any death benefits provided under the combined company’s employee benefit programs, plans and practices;

•	payments under applicable plans or programs to which his estate or designated beneficiaries are entitled pursuant to the terms of these plans or programs; and

•	debt forgiveness equal to 100% of the principal and accrued but unpaid interest on a promissory note held by Western Multiplex if Mr. Zoufonoun’s employment is terminated by reason of his death at any time during the twelve months following the completion of the merger.

      If Mr. Zoufonoun is terminated by the combined company without cause or resigns for good reason, then he will be entitled to receive:

•	continued payment of his base salary for the subsequent 12 months;

•	a cash lump sum payment of accrued but unused vacation days, compensation earned but not yet paid and reasonable expenses incurred in carrying out his duties and responsibilities;

•	continuation of health benefits for a period ending on the earlier of 12 months or the date on which Mr. Zoufonoun becomes covered under comparable benefit plans of a new employer;

•	acceleration of the unvested portion of any option or other stock award granted to him following the completion of the merger so that such options are fully exercisable and vested;

•	a prorated amount of his incentive bonus; and

•	debt forgiveness equal to 100% of the principal and accrued but unpaid interest on a promissory note held by Western Multiplex if Mr. Zoufonoun’s employment is terminated by the combined company without cause or by Mr. Zoufonoun for good reason at any time during the twelve months following the completion of the merger.

      Nancy Huber. In February 2000, the Company entered into an employment agreement with Ms. Huber under which Ms. Huber agreed to serve as its Chief Financial Officer and Vice President of Finance. Under the employment agreement, Ms. Huber is entitled to receive an annual base salary and is eligible for an annual bonus pursuant to an annual incentive plan, with the amount of the bonus based on performance targets established by the Board of Directors. The employment agreement also provides that, immediately prior to a change of control, all of Ms. Huber’s outstanding, unvested time-based options will vest immediately. In addition, transfer restrictions on any shares of the Company’s common stock held by Ms. Huber will lapse.

      If the Company terminates Ms. Huber’s employment without cause or if she terminates her employment for good reason, as defined in the employment agreement, the Company will be required, for a period of 12 months, to pay her base salary, her annual target bonus for the year in which her employment terminates, and continue her medical and other benefits. In addition, Ms. Huber will receive any accrued vacation days, any deferred compensation and any unreimbursed expenses. For purposes of the employment agreement, a change of control of the Company does not qualify as good reason for Ms. Huber to leave. The Company may terminate Ms. Huber’s employment at any time, and Ms. Huber may terminate her employment on 90 days’ prior written notice. Ms. Huber has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, she has agreed not to compete with the Company during her employment and for one year following the termination of her employment.

      Fred Corsentino. In May 2000, the Company entered into an employment agreement with Mr. Corsentino under which Mr. Corsentino has agreed to serve as its Vice President of Sales. Mr. Corsentino is entitled to receive an annual base salary and is eligible for an annual bonus based on performance targets as established by the Board of Directors and sales commissions based upon achievement of certain sales quota as established by the Board of Directors.

      If the Company terminates Mr. Corsentino’s employment without cause or if he terminates his employment for good reason, as defined in the employment agreement, the Company will be required, for a period of 12 months, to pay him his base salary, any accrued commissions, any accrued vacation days, any deferred compensation and any unreimbursed expenses. For purposes of the employment agreement, a change of control of the Company does not qualify as good reason for Mr. Corsentino to leave. The Company may terminate Mr. Corsentino’s employment at any time for cause, or upon 90 days’ prior written notice for any other reason. Mr. Corsentino may terminate his employment on 90 days’ prior written notice. Mr. Corsentino has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, he has agreed not to compete with the Company during his employment for one year following the termination of his employment.

      Gordana Pance. In February 2000, the Company entered into an employment agreement with Ms. Pance under which Ms. Pance agreed to serve as its Director of Engineering. Under the employment agreement, Ms. Pance is entitled to receive an annual base salary and is eligible for an annual bonus pursuant to an annual incentive plan, with the amount of the bonus based on performance targets established by the Board of Directors.

      If the Company terminates Ms. Pance’s employment without cause or if she terminates her employment for good reason, as defined in the employment agreement, Ms. Pance will be entitled to receive her base salary through the date of termination, any annual bonus earned but unpaid as of the date of termination and reimbursement for any unreimbursed business expenses. In addition, the Company will be required, for a period of 12 months, to pay her base salary and her annual target bonus for the year prior to the year in which her employment terminates, which amount will be reduced by the value of any other cash severance or termination benefits payable to her under any plan, program or arrangements other than those set forth in her employment agreement, and continue her medical and other benefits. In addition, Ms. Pance will receive continued vesting of stock options granted to her prior to her termination for a period of 12 months. For purposes of the employment agreement, a change of control of the Company does not qualify as good reason for Ms. Pance to leave. The Company may terminate Ms. Pance’s employment at any time, and Ms. Pance may terminate her employment on 90 days’ prior written notice. Ms. Pance has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, she has agreed not to compete with the Company during her employment and for one year following the termination of her employment.

      Ihab Abu-Hakima. In March 2001, the Company entered into an employment agreement with Mr. Abu-Hakima under which Mr. Abu-Hakima agreed to serve as its Vice President, Business Development. Under the employment agreement, Mr. Abu-Hakima is entitled to receive an annual base salary and is eligible for an annual bonus pursuant to an annual incentive plan, with the amount of the bonus based on performance targets established by the Board of Directors; provided that in fiscal year 2001, Mr. Abu-Hakima’s annual bonus was equal to 40% of his base salary.

      If the Company terminates Mr. Abu-Hakima’s employment without cause or if he terminates his employment for good reason, as defined in the employment agreement, Mr. Abu-Hakima will be entitled to receive his base salary through the date of termination, any annual bonus earned but unpaid as of the date of termination, reimbursement for any unreimbursed business expenses and any employee benefits to which he may be entitled under the employee benefit plans of the Company. In addition, the Company will be required, for a period of 12 months, to pay his base salary, which amount will be reduced by the value of any other cash severance or termination benefits payable to him under any plan, program or arrangements other than those set forth in his employment agreement. For purposes of the employment agreement, a change of control of the Company does not qualify as good reason for Mr. Abu-Hakima to leave. The Company may terminate Mr. Abu-Hakima’s employment at any time, and Mr. Abu-Hakima may terminate his employment on 90 days’ prior written notice. Mr. Abu-Hakima has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, he has agreed not to compete with the Company during his employment and for one year following the termination of his employment.

      Christina Rulo. In March 2001, the Company entered into an employment agreement with Ms. Rulo under which Ms. Rulo agreed to serve as its Vice President, Human Resources. Under the employment agreement, Ms. Rulo is entitled to receive an annual base salary and is eligible for an annual bonus pursuant to an annual incentive plan, with the amount of the bonus based on performance targets established by the Board of Directors; provided that in fiscal year 2001, Ms. Rulo’s annual bonus was equal to 30% of her base salary.

      If the Company terminates Ms. Rulo’s employment without cause or if she terminates her employment for good reason, as defined in the employment agreement, Ms. Rulo will be entitled to receive her base salary through the date of termination, any annual bonus earned but unpaid as of the date of termination, reimbursement for any unreimbursed business expenses and any employee benefits to which she may be entitled under the employee benefit plans of the Company. In addition, the Company will be required, for a period of 12 months, to pay her base salary, which amount will be reduced by the value of any other cash severance or termination benefits payable to her under any plan, program or arrangements other than those set forth in her employment agreement. For purposes of the employment agreement, a change of control of the Company does not qualify as good reason for Ms. Rulo to leave. The Company may terminate Ms. Rulo’s employment at any time, and Ms. Rulo may terminate her employment on 90 days’ prior written notice. Ms. Rulo has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, she has agreed not to compete with the Company during her employment and for one year following the termination of her employment.

Change of Control Severance Arrangements

      The employment of Nancy Huber, Fred Corsentino, Christina Rulo and Gary Boss, Vice President, Operations, will be terminated if the merger with Proxim is completed. As severance, and without regard to any contrary provisions in their employment agreements, each will receive:

•	a lump-sum payment equal to the sum of his or her annual salary and target bonus;

•	the acceleration of all of his or her unvested options to acquire shares of Western Multiplex Common Stock;

•	the right to exercise those options for one year following termination; and

•	the continuation of health care and other employment benefits for one year following termination.

      At the request of Mr. Zakin, Ms. Huber and Mr. Corsentino have also agreed to provide consulting services to aid in the integration of Western Multiplex and Proxim for no additional compensation.

Compensation Committee Interlocks and Insider Participation

      Other than Messrs. Boskin, Hendren and Seedman, no other persons served on the compensation committee during fiscal year 2001. Mr. Hendren is a Managing Director at Ripplewood Holdings L.L.C. In connection with Western Multiplex’s pending merger with Proxim, Western Multiplex has generally agreed to indemnify affiliates of Ripplewood Holdings L.L.C. against any losses or expenses incurred by them that arise from the merger agreement, the consummation or proposed consummation of the merger and the transactions related thereto.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to the beneficial ownership of the Company’s Class A common stock as of February 21, 2002 by (i) each stockholder that we know is the beneficial owner of more than 5% of our common stock, (ii) each executive officer of the Company, (iii) each director and (iv) all executive officers and directors of the Company as a group. Percentages for each person are based on 59,291,283 shares outstanding at February 21, 2002, plus the total number of outstanding options or warrants held by such person that are exercisable within 60 days of such date. Shares issuable upon exercise of outstanding options and warrants, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

      Unless otherwise indicated below, the address for each listed 5% stockholder, director and executive officer is c/o Western Multiplex, 1196 Borregas Avenue, Sunnyvale, California 94089.

	Amount and
	Nature of	Percent of
	Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership	Shares

Affiliates of Ripplewood Holdings L.L.C.(1)(2) One Rockefeller Plaza New York, New York 10020	37,168,278	62.7%
Jonathan N. Zakin(2)	5,078,222	8.6%
Michael S. Seedman(3)	3,600,922	6.1%
Timothy C. Collins(4)	—	—
Jeffrey M. Hendren(4)	—	—
Amir Zoufonoun(5)	1,992,789	3.4%
Nancy Huber(6)	360,920	*
Fred Corsentino(7)	456,054	*
Hironori Aihara(8)	102,680	*
Michael J. Boskin(9)	102,680	*
Peter O. Crisp(10)	102,680	*
Stanley S. Shuman(11)	102,680	*
All executive officers and directors as a group(12)	11,899,627	20.1%

*	Represents less than 1.0%.

(1)	An affiliate of Ripplewood Holdings L.L.C. controls Ripplewood Partners, L.P. and Ripplewood Employee Co-Investment Fund I, L.L.C. Therefore, the beneficial ownership of affiliates of Ripplewood Holdings L.L.C. includes 30,992,522 shares of common stock beneficially owned by Ripplewood Partners, L.P. and 1,097,534 shares of common stock beneficially owned by Ripplewood Employee Co-Investment Fund I, L.L.C.

(2)	Includes 5,078,222 shares of common stock held by Jonathan N. Zakin for which Ripplewood Holdings L.L.C. is entitled to direct voting pursuant to a voting agreement entered into by certain parties including Ripplewood Partners, L.P., Jonathan N. Zakin and Western Multiplex.

(3)	Includes options to acquire 200,000 shares of common stock.

(4)	Mr. Collins is the Chief Executive Officer of Ripplewood Holdings L.L.C. and through his affiliates may be deemed to control Ripplewood Holdings L.L.C. Mr. Collins disclaims beneficial ownership of Western Multiplex common stock that is beneficially owned by affiliates of Ripplewood Holdings L.L.C., except to the extent of any pecuniary interest that he has in those shares. Mr. Hendren is a Managing Director of Ripplewood Holdings L.L.C. Mr. Hendren disclaims beneficial ownership of Western Multiplex common stock that is beneficially owned by affiliates of Ripplewood Holdings, L.L.C. The address of Messrs. Collins and Hendren is c/o Ripplewood Holdings L.L.C., One Rockefeller Plaza, New York, New York 10020.

(5)	Includes options to acquire 852,789 shares of common stock.

(6)	Includes options to acquire 35,920 shares of common stock.

(7)	Includes options to acquire 131,054 shares of common stock.

(8)	Includes options to acquire 71,666 shares of common stock.

(9)	Includes options to acquire 71,666 shares of common stock.

(10)	Includes options to acquire 71,666 shares of common stock.

(11)	Includes options to acquire 71,666 shares of common stock.

(12)	Includes options to acquire 1,506,427 shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, except as specified in the following sentence, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. Due to administrative error arising in connection with the administration of our stock ledger, affiliates of Ripplewood Holdings L.L.C. and Mr. Zakin may have failed to timely report the transition from indirect to direct beneficial ownership of certain shares of our common stock held by them.

Item 13.     Certain Relationships and Related Transactions

Stockholders Agreement

      As an inducement for Proxim, Inc. to enter into the merger agreement with us, we entered into a stockholders agreement with WMC Holding L.L.C., Ripplewood Partners, L.P. and Ripplewood Employee Co-Investment Fund I, L.L.C., each of which is an affiliate of Ripplewood Holdings L.L.C. This stockholders agreement will become effective when and if the merger is completed.

Transfer restrictions

      Subject to the exceptions described below, affiliates of Ripplewood Holdings have agreed not to sell or transfer their shares of our common stock until the earlier of the one-year anniversary of the proposed merger with Proxim and the date on which they collectively own less than 10% of our outstanding common stock.

      The exceptions to the transfer and sale restrictions on the affiliates of Ripplewood Holdings described above include each of the following:

•	transfers of shares to their affiliates in transactions exempt from the registration requirements under the Securities Act if these affiliates become parties to the stockholders agreement;

•	any transfers or sales pursuant to the exercise of the registration rights described below;

•	any transfers or sales pursuant to a tender offer for at least 25% of our outstanding common stock;

•	during the initial 30-day period after the closing date of the merger, transfers or sales of up to an aggregate of 5,000,000 shares of our common stock, as well as any additional shares that J.P. Morgan Securities Inc. advises us, because of then current and expected market demand, can be reasonably absorbed by the trading market for our common stock and would not significantly negatively affect the price of our common stock; and

•	during each subsequent 30-day period prior to the expiration of the transfer restrictions, transfers of a number of shares equal to the total of the following: (1) the average weekly trading volume in our common stock during the prior four-week period, plus (2) the number of shares that these affiliates of Ripplewood Holdings were entitled to transfer during any prior 30-day period pursuant to this bullet point and/or the immediately prior bullet point but have not so transferred previously, minus (3) the number of shares these affiliates of Ripplewood Holdings were able to transfer pursuant to the exercise of the registration rights described below.

Registration rights

      Commencing on the six-month anniversary of the proposed merger with Proxim and subject to various restrictions, these affiliates of Ripplewood Holdings may make up to four demands for registration under the

Securities Act of their shares of Western Multiplex common stock for sale in underwritten offerings or otherwise. In addition, subject to customary limitations, affiliates of Ripplewood Holdings will have the right to require that their shares of our common stock be included in other registered public offerings of our common stock. We will pay all expenses related to any of these registered offerings other than underwriting discounts and commissions, transfer taxes, if any, and specified amounts of fees of counsel for these affiliates of Ripplewood Holdings. We and these affiliates of Ripplewood Holdings also have agreed to indemnify each other against various liabilities associated with the registered offerings in which these affiliates of Ripplewood Holdings participate.

      The registration rights of these affiliates of Ripplewood Holdings under the stockholders agreement generally will terminate when (1) these affiliates of Ripplewood Holdings are able to sell all of their shares under Rule 144 during any 90-day period and (2) these affiliates of Ripplewood Holdings hold less than 5% of our outstanding common stock. If the proposed merger with Proxim is completed, the current registration rights agreement between Western Multiplex and WMC Holding L.L.C. will terminate.

Indemnification Agreement

      In connection with our proposed merger with Proxim, we have generally agreed to indemnify affiliates of Ripplewood Holdings L.L.C. against any losses or expenses incurred by them that arise from the merger agreement or the voting agreements or the consummation or proposed consummation of the proposed merger and the transactions related to the merger.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as part of this Form:

		Page

1.	Financial Statements
	Included in Part II of this report:
	Report of Independent Public Accountants	42
	Balance Sheets	43
	Income Statements	44
	Statements of Stockholders’ Equity	45
	Notes to Financial Statements	47
	Notes to Consolidated Financial Statements	48
2.	Financial Statement Schedules
	Included in Part IV of this report:
	Schedule for the three years ended December 31, 2000 Schedule II — Valuation and Qualifying Accounts	77

      (b) Reports on Form 8-K

      A Current Report on Form 8-K/A was filed on October 9, 2001 amending a Current Report on Form 8-K/A filed by the Registrant on June 5, 2001, concerning the financial statements of WirelessHome Corporation.

      3.     Exhibits

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index incorporated herein by reference. Management contracts or compensatory plans or arrangements are identified in the accompanying Exhibit Index and such identification listing is incorporated by reference.

WESTERN MULTIPLEX CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	the Beginning	Charged to		the End of
	of the Year	Expense	Deductions	the Year

	(In thousands)
Accounts receivable
Allowances for doubtful amounts, sales returns, and price protection:
Year ended December 31, 1999	100	239	—	339
Year ended December 31, 2000	339	618	—	957
Year ended December 31, 2001	957	7,331	(2,882)	5,406

SIGNATURES

      Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Form 10-K and any amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2002.

WESTERN MULTIPLEX CORPORATION

By:	/s/ NANCY HUBER

Nancy Huber
Chief Financial Officer, Executive Vice President and Secretary

      Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K has been signed by the following persons in the capacities indicated on February 25, 2002:

Signature	Title

/s/ JONATHAN N. ZAKIN Jonathan N. Zakin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ NANCY HUBER Nancy Huber	Chief Financial Officer (Principal Financial Officer), Executive Vice President (Principal Accounting Officer) and Secretary
/s/ AMIR ZOUFONOUN Amir Zoufonoun	President, Chief Operating Officer and Director
/s/ MICHAEL SEEDMAN Michael Seedman	Director
/s/ TIMOTHY C. COLLINS Timothy C. Collins	Director
/s/ JEFFREY M. HENDREN Jeffrey M. Hendren	Director
/s/ HIRONORI AIHARA Hironori Aihara	Director
/s/ MICHAEL J. BOSKIN Michael J. Boskin	Director
/s/ PETER O. CRISP Peter O. Crisp	Director
/s/ STANLEY S. SHUMAN Stanley S. Shuman	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Reorganization, dated as of January 16, 2002, among the Registrant, Walnut-Pine Merger Corp. and Proxim, Inc.
2.2(1)	Amended and Restated Acquisition Agreement, dated as of September 30, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp.
2.3(1)	Amendment to Acquisition Agreement, dated as of October 31, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated By-laws of the Registrant.
4.1(1)	Form of the Registrant’s Class A Common Stock Certificate.
4.2(1)	Stockholders Agreement, dated as of October 31, 1999, among the Registrant, WMC Holding Corp., GTI Acquisition Corp. and Glenayre Technologies, Inc.
4.3(1)	Registration Rights Agreement, dated as of June 8, 2000, among the Registrant, Ripplewood Holdings L.L.C. and WMC Holding Corp.
4.4(2)	Stockholders Agreement, dated as of January 16, 2002, among Ripplewood Partners, L.P., Ripplewood Employee Co-Investment Fund, L.P., WMC Holding L.L.C. and the Registrant.
10.1(1)*	Employment and Co-Investment Agreement, dated as of October 31, 1999, among Ripplewood Partners L.P., WMC Holding Corp., Seaview Holdings L.L.C., the Registrant and Jonathan N. Zakin.
10.2(1)*	Co-Investment Agreement, dated as of October 31, 1999, among Ripplewood Partners L.P., WMC Holding Corp., The Michael and Roberta Seedman Revocable Trust, Michael Seedman and the Registrant.
10.3(1)*	Employment Agreement, dated as of November 1, 1999, by and between the Registrant and Amir Zoufonoun.
10.4(1)*	Subscription and Employee Stockholder’s Agreement, dated as of January 31, 2000, among WMC Holding Corp., the Registrant, Ripplewood Partners, L.P. and Amir Zoufonoun.
10.5(1)*	Employment Agreement, dated as of February 16, 2000, by and between the Registrant and Nancy Huber.
10.6(1)*	Subscription and Employee Stockholder’s Agreement, dated as of February 28, 2000, among WMC Holding Corp., the Registrant, Ripplewood Partners, L.P. and Nancy Huber.
10.7(1)*	Employment Agreement, dated as of May 2, 2000, among the Registrant and Fred Corsentino.
10.8(1)*	Subscription and Employee Stockholder’s Agreement, dated as of February 25, 2000, among WMC Holding Corp., the Registrant, Ripplewood Partners, L.P. and Fred Corsentino.
10.9(1)*	1999 Western Multiplex Corporation Stock Incentive Plan.
10.10(1)*	Western Multiplex Corporation Employee Stock Purchase Plan.
10.11(1)*	Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors.
10.12(1)	Stocking Distributor Agreement, dated May 27, 1998, by and between the Registrant and Somera Communications Inc.
10.13(1)	Credit Agreement, dated as of November 1, 1999, among the Registrant, Credit Suisse First Boston as Lead Arranger and as Agent and the several financial institutions from time to time party to the agreement.
10.14(1)	Assignment and Assumption Agreement, dated October 18, 1999, between the Registrant and Glenayre Electronics, Inc., including the Lease, dated July 1, 1996, between Glenayre Electronics, Inc. and Yercaf N.V.
10.15(1)	Lease, dated February 27, 1998, between Ubiquity Communication, Inc. and G&W/ Copley Redwood Business Park, L.P.

Exhibit
Number	Description

10.16*	Amended Promissory Note, dated as of January 26, 2001, made by Amir Zoufonoun in favor of the Registrant.
10.17*	Amended Promissory Note, dated as of January 26, 2001, made by Nancy Huber in favor of the Registrant.
10.18*	Amended Promissory Note, dated as of January 26, 2001, made by Fred Corsentino in favor of the Registrant.
10.19*	Amended Promissory Note, dated as of January 26, 2001, made by Joe Tavormina in favor of the Registrant.
10.20(1)*	Amendment No. 1 to 1999 Western Multiplex Corporation Stock Incentive Plan, dated June 8, 2000.
10.21(1)	Intellectual Property Assignment, dated November 1, 1999, from Glenayre Electronics, Inc. to the Registrant.
10.22(1)	License Agreement, dated November 1, 1999, by and between Glenayre Electronics, Inc. and the Registrant.
10.23(1)*	Ubiquity Communication, Inc. 1997 Stock Option Plan.
10.24(1)*	Ubiquity Communication, Inc. 1998 Stock Plan.
10.25(1)*	Ubiquity Communication, Inc. 1999 Stock Plan.
10.26(1)*	Amendment No. 1 to Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors, dated June 19, 2000.
10.27(1)	Management Services Agreement between Ripplewood Holdings L.L.C. and the Registrant, dated November 1, 1999.
10.28(1)	Security Agreement, dated as of November 1, 1999, made by the Registrant in favor of Credit Suisse First Boston, as Agent.
10.29(1)	Intellectual Property Security Agreement, dated as of November 1, 1999, between Credit Suisse First Boston, as Agent, and the Registrant.
10.30(2)	Indemnification Agreement, dated as of January 15, 2002, among the Registrant, WMC Holding L.L.C., Ripplewood Partners, L.P. and Ripplewood Employee Co-Investment Fund, L.P.
10.31(2)*	Employment Agreement, dated January 16, 2002, between the Registrant and David C. King.
10.32(2)	Voting Agreement, dated as of January 16, 2002, between the Registrant and David C. King.
10.33*	Amended Employment and Co-Investment Agreement, dated as of May 9, 2001, among Ripplewood Partners L.P., WMC Holding LLC, Seaview Holdings L.L.C., the Registrant and Jonathan N. Zakin.
10.34*	Employment Agreement, dated as of March 26, 2001 between the Registrant and Christina Rulo.
10.35*	Employment Agreement, dated as of March 29, 2001 between the Registrant and Ihab Abu-Hakima.
10.36*	Amendment No. 2 to Western Multiplex Corporation Stock Incentive Plan, dated May 18, 2001.
10.37*	Employment Agreement, dated as of February 23, 2000 between the Registrant and Gordana Pance.
21(2)	Subsidiaries of the Registrant.
23	Consent of Independent Public Accountants.
99.1(2)	Form of Voting Agreements dated as of January 16, 2002 between Proxim, Inc. and affiliates of Ripplewood Holdings L.L.C.

Exhibit
Number	Description

99.2(2)	Form of Voting Agreement dated as of January 16, 2002 between Proxim, Inc., Jonathan N. Zakin and Amir Zoufonoun.
99.3(2)	Voting Agreement dated as of January 16, 2002 between Western Multiplex Corporation and Keith Glover, Jeffrey Saper, Raymond Chin and Leslie Denend.

(1)	Incorporated by reference to the like named exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-35200) as amended.

(2)	Incorporated by reference to the like named exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-82014).

*	Management contract or compensatory plan or arrangement.