Form 10-Q
period 2002-03-29
PROXIM CORP
filed 2002-05-13
CIK 1112263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission file number 000-30993

PROXIM CORPORATION

(formerly Western Multiplex Corporation)
(Exact name of registrant as specified in its charter)

Delaware	52-2198231

(State of Incorporation)	(I.R.S. Employer

Identification No.)

935 Stewart Drive
Sunnyvale, California 94085
(408) 731-2700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of May 3, 2002 was 119,143,217. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets at March 29, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three months ended March 29,

	2002 and March 30, 2001	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 29,

	2002 and March 30, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	41

Item 4	Submission of Matters to a vote of Security Holders	42

Item 6	Exhibits and Reports on Form 8-K	42

	Signature	43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROXIM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	March 29,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$43,392	$16,552

Short-term investments	5,035	6,738

Accounts receivable, net	43,022	27,396

Inventory, net	26,885	19,906

Other current assets	12,098	2,413

Deferred tax assets	—	8,224

Total current assets	130,432	81,229

Property and equipment, net	10,470	8,776

Goodwill and other intangible assets, net	146,912	36,613

Deferred tax assets, net of current portion	—	3,125

Restricted cash and long-term investments	1,589	2,084

Other long-term assets	4,619	2,571

Total assets	$294,022	$134,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$14,968	$7,549

Accrued liabilities	30,296	8,597

Total current liabilities	45,264	16,146

Long-term debt	311	—

Restructuring accruals, long-term portion	28,579	—

Total liabilities	74,154	16,146

Commitments and contingencies (notes 10 and 11)

Stockholders’ equity:

Common stock, Class A, par value $.01;

authorized 200,000,000 shares: 59,218,105 and

118,798,386 shares issued and outstanding at

December 31, 2001 and March 29, 2002,

respectively	1,608	1,013

Common stock, Class B, par value $.01;

authorized 100,000,000 shares: no shares

issued and outstanding at December 31, 2001

and March 29, 2002, respectively	—	—

Additional paid-in capital	319,028	159,626

Notes receivable from employees	(898)	(918)

Treasury stock	(21,400)	(21,400)

Deferred stock compensation	(369)	(614)

Unrealized gain on investments	31	75

Accumulated deficit	(78,132)	(19,530)

Total stockholders’ equity	219,868	118,252

Total liabilities and stockholders’ equity	$294,022	$134,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended

	March 29,	March 30,
	2002	2001

Revenue	$25,414	$37,585

Cost of revenue	14,662	18,899

Gross profit	10,752	18,686

Operating expenses:

Research and development	4,549	4,077

Selling, general and administrative	8,750	9,989

Amortization of goodwill and other intangible assets	144	822

Amortization of deferred stock compensation	245	1,941

Impairment of goodwill and intangible assets	—	4,331

Restructuring charges	48,037	1,108

In-process research and development	4,536	—

Merger costs	—	30

Total operating expenses	66,261	22,298

Loss from operations	(55,509)	(3,612)

Interest income, net	131	472

Loss before taxes	(55,378)	(3,140)

Income tax provision	3,224	1,346

Net loss	$(58,602)	$(4,486)

Net loss per share — basic and diluted	$(0.96)	$(0.08)

Shares used to compute net loss per share — basic and diluted	61,275,000	55,999,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended

	March 29,	March 30,
	2002	2001

Cash flows from operating activities:

Net loss	$(58,602)	$(4,486)

Adjustments to reconcile net loss to net cash provided by (used in)

operating activities:

Deferred tax assets	12,624	110

Depreciation and amortization	1,078	3,669

Impairment of goodwill and other intangible assets	—	4,331

In-process research and development	4,536	—

Provision for bad debts, sales returns and price protection	—	500

Provision for restructuring charges	48,037	—

Changes in assets and liabilities, net of effect of business combinations:

Accounts receivable, net	(6,712)	(3,696)

Inventory, net	(1,831)	(7,701)

Other current assets	(8,583)	2,627

Accounts payable and accrued liabilities	4,650	6,861

Net cash provided by (used in) operating activities	(4,803)	2,215

Cash flows from investing activities:

Purchase of property and equipment	(632)	(2,501)

Sale (purchase) of short-term investments	3,146	(6,495)

Net cash provided by (used in) acquisitions	28,975	(10,428)

Net cash provided by (used in) investing activities	31,489	(19,424)

Cash flows from financing activities:

Repayment of long-term debt	—	(705)

Proceeds from repayments of notes receivable from employees	20	—

Issuance of common stock, net	134	1,502

Net cash provided by financing activities	154	797

Net increase (decrease) in cash and cash equivalents	26,840	(16,412)

Cash and cash equivalents at beginning of period	16,552	31,094

Cash and cash equivalents at end of period	$43,392	$14,682

Supplemental disclosures:

Cash paid (received) during the period for:

Income taxes	$(403)	$120

Non-cash transactions:

Issuance of common stock and stock options assumed in connection

with acquisitions	$158,589	$15,300

Restructuring charges	$9,892	$226

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The Company

         Proxim Corporation (“the Company”) is the company created by the merger of Proxim, Inc. and Western Multiplex Corporation on March 26, 2002. The first quarter 2002 results include the financial results of the former Western Multiplex Corporation for the period from January 1, 2002 to March 29, 2002, and the results of the former Proxim, Inc. for the three-day period from March 27, 2002 to March 29, 2002, in accordance with accounting principles generally accepted in the United States of America. The Company was founded in 1979 in Sunnyvale, California, as a vendor of radio components and related services. In 1992, the Company changed its strategy, and became a designer and manufacturer of broadband wireless systems and launched its Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, the Company introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on the Company’s core technologies and the technology acquired through its purchase of WirelessHome Corporation ("WirelessHome") in March 2001, the Company has developed point-to-multipoint systems designed to enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. The Company began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, the Company merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless local area networking, or LAN, and building-to-building network products based on radio frequency, or RF, technology.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 29, 2002, condensed consolidated statements of operations for the three months ended March 29, 2002 and March 30, 2001 and condensed consolidated statements of cash flows for the three months ended March 29, 2002 and March 30, 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The balance sheet at December 31, 2001 has been derived from audited financial statements. Certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

         The consolidated financial statements include the accounts of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three months ended March 29, 2002 and March 30, 2001 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Critical Accounting Policies, Judgments and Estimates

         The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' equity, revenues, cost of revenue and expenses, charges and related disclosure of contingent assets and liabilities. On an on-going basis, the

Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions, historical returns, the distributors inventory levels and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Revenue generated from the LAN product line is deferred until shipments to end customers by the distributors.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumption about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         The Company holds minority interest investments in companies having operations or technology in areas within its strategic focus, one of which is publicly traded and has highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Note 3 — Business Combinations

Merger with Proxim, Inc.

         On March 26, 2002, the merger between Western Multiplex Corporation and Proxim Inc. was completed, resulting in Proxim Corporation as the combined company. Western Multiplex Corporation provides broadband, or high speed, wireless access products to service providers, businesses and other enterprises. Proxim, Inc. provides high performance wireless LAN and building-to-building network products based on RF technology. Total consideration of $172.6 million for the purchase comprised of:

•	59,506,503 shares of Class A common stock valued at approximately $133.3 million;

•	options and warrants having an assumed value of approximately $25.3 million; and

•	transaction expenses of approximately $14.0 million.

         The total purchase price was allocated to the tangible and identifiable intangible assets, goodwill acquired and liabilities assumed on the basis of their relative fair values as follows (in thousands):

Cash and cash equivalents	$35,961

Marketable securities	991

Accounts receivable, net	8,914

Inventory, net	12,834

Other current assets	1,150

Other long-term assets	2,000

Property, plant and equipment	3,958

Core technology	18,010

Developed technology	12,042

Patents	3,210

Liabilities assumed	(8,199)

Acquired in-process research and development	4,536

Goodwill	77,182

$172,589

         The liabilities assumed consist principally of accounts payable, accrued compensation and benefits and other current liabilities.

         The core and developed technology acquired include 900MHz, RangeLAN, Harmony, 802.11a and Skyline products for the Enterprise/Commercial markets; Symphony HomeRF, HomeRF 2.0 and Netline products for the Home/SOHO markets; and Stratum and Stratum MP products for the building-to-building markets. These products have already achieved technological feasibility in the marketplace. The fair value assigned to the core technology and developed technology totaled $18.0 million and $12.0 million respectively, and is being amortized over the expected life of its cash flows.

         As of the valuation date, it was assumed that there was some value attributable to patents and patent applications of Proxim, Inc. The Company assumed that the patents and patent applications will continue to be used but will be phased out over time as new technology is developed. To value the patents and patent applications, we utilized the relief from royalty methodology. The relief from royalty methodology assumes that the value of the asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the asset. Therefore, a revenue stream for the asset is estimated, and then an estimated royalty rate is applied to the forecasted revenue to estimate the pre-tax income associated with the asset. The pre-tax income is then tax-affected to estimate the after-tax net income associated with the asset. Finally, the after tax net income is discounted to the present value using an appropriate rate of return that considers both the risk of the asset and the associated cash flow estimates. The resulting cash flows were then discounted back to their present value using a discount rate of 25%. The fair value assigned to the patents totaled $3.2 million and is being amortized over the expected life of its cash flows.

         In-process research and development (“IPR&D”) consisted of 802.11a and HomeRF 2.0 wireless networking products under development, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, Proxim, Inc. was developing 802.11a wireless LAN adapter in PCI and Mini PCI form factors and a connectorized access point as well as a HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products are under development and require additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. The fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition.

         Core technology, developed technology and patents are being amortized on a straight-line basis over the following estimated periods of benefit:

Core technology	5 years

Developed technology	3 years

Patents	5 years

Acquisition of WirelessHome

         On March 22, 2001, the Company acquired WirelessHome located in Long Beach, California in a cash and stock transaction. WirelessHome is a development stage company that designs and develops point-to-multipoint systems. The acquisition was accounted for as a purchase. The Company acquired WirelessHome for a total consideration of $28.2 million comprised of:

•	1,649,324 shares of Class A common stock valued at $12.1 million;

•	$10.5 million in cash;

•	options and warrants having an assumed value of $0.7 million;

•	a stock price protection contingent consideration valued at $2.5 million; and

•	transaction expenses of $2.4 million.

         As part of the transaction the Company assumed $2.0 million of net liabilities, which consisted of $0.4 million of current assets, $0.9 million of other assets and $3.3 million of current liabilities. In March 2001, the Company issued an initial consideration of $23.0 million. As a result, the Company recorded the initial purchase price allocation as follows: $24.7 million to goodwill and $0.3 million to deferred compensation.

         The initial purchase price, as well as the initial allocation, were subject to adjustments upon WirelessHome meeting certain development milestones and other considerations as defined in the agreement to acquire WirelessHome.

         On October 7, 2001, WirelessHome met the development milestones in accordance with the acquisition agreement. This resulted in additional purchase consideration of $5.2 million. We then evaluated and recorded the final purchase price and stock compensation expense arising from the achievement of those milestones. The total purchase price allocation, which consisted of $28.2 million of purchase price and $2.0 million of net liabilities assumed, was as follows: $1.0 million to assembled workforce, $6.4 million to in-process research and development, $22.5 million to goodwill, and $0.3 million to deferred compensation. In addition, we recorded $2.2 million of stock compensation expense as a result of releasing and issuing 558,950 shares, which were previously held in escrow, to individuals who were directly involved in the completion of the development milestones.

         The purchase price allocation and intangible assets valuation were based on management’s estimates of the after-tax net cash flows and gave consideration to the following: (i) the employment of a fair market value premise excluding any consideration specific to the Company which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks, tradename, patents, copyrights, non-compete agreements, assembled work force, customer relationships and sales channel; and (iii) the value of existing technology was specifically addressed, with a view toward ensuring that the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each final product.

         In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of revenue, operating expenses, and income taxes from such projects.

Acquisition of Ubiquity Communication, Inc.

         On March 24, 2000, we acquired Ubiquity Communication, Inc. (“Ubiquity”), located in Petaluma, California. Through the acquisition, we acquired technology for use in the development of our point-to-multipoint systems. At the time of the acquisition, Ubiquity had seven employees, including six engineers. In connection with the acquisition, we issued 692,772 shares of our Class A common stock to its former owners and reserved 137,727 shares of our Class A common stock for issuance upon the exercise of the Ubiquity options we assumed. The value of the consideration paid for the acquisition of Ubiquity was $6.4 million. We accounted for the transaction using the purchase method of accounting. In March 2001, the Ubiquity operations were closed due to the acquisition of WirelessHome.

Pro Forma Financial Information

         The following table represents unaudited pro forma financial information for the three months ended March 29, 2002 and March 30, 2001 had Proxim Corporation, Proxim, Inc. and WirelessHome been combined as of January 1, 2001. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, Proxim, Inc. and WirelessHome been a combined company during the specified periods. The pro forma results include the effects of the amortization of identifiable intangible assets and goodwill and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $4.5 million and $6.4 million charges for acquired in-process technology from Proxim, Inc. and WirelessHome acquisitions (in thousands except per share amounts).

	Three months ended
	March 29, 2002	March 30, 2001

Revenue	$33,052	$67,086

Net loss from continuing operations	$(86,304)	$(15,324)

Basic and diluted net loss per share	$(0.73)	$(0.13)

Goodwill and Other Intangible Assets

         In July 2001, the Financial Accounting Standards Board, or FASB, issued, Statement of Financial Accounting Standards, or SFAS, No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company adopted these new statements to account for the merger with Proxim, Inc.

         Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totals $22.0 million. Prior to December 31, 2001 this goodwill was amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year. As a result of the Company’s adoption of SFAS 142, as of January 1, 2002, the Company no longer amortizes goodwill.

         Goodwill and other intangible assets related to the acquisition of Ubiquity totaled $6.8 million. In March 2001, the Company recorded an impairment of the Ubiquity goodwill and other intangible assets of $4.3 million as a result of closing the Ubiquity operations. The amount of the charge equals the unamortized amount of these intangible assets as of the date of closure of the Ubiquity operations as no future benefit is anticipated, since Ubiquity was replaced by WirelessHome as the developer of point-to-multipoint systems. The Ubiquity intangible asset of $229,000 is being amortized on a straight-line basis over its estimated useful life of three years, or $76,000, per year.

         Goodwill related to the acquisition of WirelessHome totaled $24.7 million. Prior to December 31, 2001 this goodwill was amortized on a straight-line basis over its estimated useful life of 5 years. As a result of the Company’s adoption of SFAS 142, as of January 1, 2002, the Company no longer amortizes goodwill. This goodwill was subject to subsequent adjustments upon WirelessHome meeting certain development milestones and other considerations. After WirelessHome met those development milestones, the goodwill was adjusted to $22.5 million in the fourth quarter of 2001.

         Assembled work force related to the acquisition of WirelessHome totaled $1.0 million and is being amortized on a straight-line basis over an estimated useful life of two years.

         Goodwill related to the merger with Proxim, Inc. totaled $77.2 million. As a result of the Company’s adoption of SFAS 142, as of January 1, 2002, the Company no longer amortizes goodwill.

         Core technology, developed technology and patents related to the merger with Proxim, Inc. totaled $18.0 million, $12.0 million and $3.2 million respectively, and are being amortized on a straight-line basis over an estimated useful life of 5 years, 3 years and 5 years, respectively.

         Subsequent to its acquisitions, the Company assesses long-lived assets acquired for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.” SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the year ending December 31, 2002. The effect of adopting this statement is not expected to have a material effect on the Company’s condensed consolidated financial statements.

         Goodwill and other intangible assets, net, consist of the following (in thousands):

	March 29,	December 31,

	2002	2001

Goodwill:

GTI	$17,126	$17,126

WirelessHome	18,775	18,775

Proxim, Inc.	77,182	—

	$113,083	$35,901

Acquired intangible assets:

Ubiquity	76	95

WirelessHome	492	617

Proxim, Inc.	33,261	—

	33,829	712

Purchased In-Process Research and Development

         Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility.

         The amount expensed to purchased in-process research and development in the three months ended March 29, 2002 relates to 802.11a and Home RF 2.0 technology acquired with the Proxim, Inc. transaction and was calculated by estimating the fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value.

         The following table summarizes the key assumptions underlying the valuation for the Company’s purchase acquisition completed in the three months ended March 29, 2002 and March 30, 2001 (in thousands):

			Risk-Adjusted Discount
		Estimated Cost to	Rate for In-Process
		complete Technology at	Research and
	Year	Time of Acquisition	Development

Proxim, Inc.	2002	$2,387	30.0%

WirelessHome	2001	$1,425	35.0%

         The Company does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost saving associated with the transaction. The Company expects that products incorporating the acquired technology will be completed and begin to generate cash flows between six to nine months after integration. Actual results have been consistent in all material respects, with its assumptions at the time of acquisitions.

         Development of this technology remains a significant risk due to the remaining effort to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of developing a new operating system, developing a new processor and interface, planning and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the value of assets acquired.

Note 4 – Balance Sheet Components

	March 29,	December 31,
	2002	2001

	(in thousands)
Marketable securities:

Corporate bonds and time deposits	$5,788	$8,192

Auction rate securities	630	630

Equity investment in a wireless company listed in Canada	206	—

	6,624	8,822

Less: long-term portion	(1,589)	(2,084)

Current portion	$5,035	$6,738

Accounts receivable, net:

Gross accounts receivable	$50,827	$32,802

Less: allowances for bad debts, sales returns and price protection	(7,805)	(5,406)

	$43,022	$27,396

Inventories, net:

Raw materials	$51,898	$12,214

Work-in-process	11,868	675

Finished goods	18,464	10,038

	82,230	22,927

Less: reserve for excess and obsolete inventory	(55,345)	(3,021)

	$26,885	$19,906

Property and equipment, net:

Computer and test equipment	$16,768	$6,191

Furniture and fixtures	528	6,850

Leasehold improvements	—	1,871

	17,296	14,912

Less: accumulated depreciation	(6,826)	(6,136)

	$10,470	$8,776

Goodwill and other intangible assets, net:

Goodwill	$122,681	$44,500

Core technology	18,010	—

Developed technology	12,042	—

Acquired workforce	—	1,000

Patents	3,439	229

	156,172	45,729

Less: Accumulated amortization	(9,260)	(9,116)

	$146,912	$36,613

Other current liabilities:

Restructuring accruals, current portion	$10,966	$430

Accrued merger costs	7,014	—

Accrued compensation	3,609	3,129

Accrued warranty costs	1,084	869

Other accrued liabilities	7,623	4,169

	$30,296	$8,597

Note 5 – Revenue Information and Concentration of Credit Risks:

         The Company’s products are grouped into two product lines: Wide Area Network, or WAN, product line, and; Local Area Network, or LAN, product line. The WAN product line includes Lynx, Tsunami, Tsunami Multipoint and Stratum products. The LAN product line includes 900 MHz, RangeLAN, Harmony, 802.11b, 802.11a and Skyline products for the Enterprise/Commercial markets; and Symphony HomeRF and HomeRF 2.0 products and Netline products for the Home/SOHO markets.

         Revenue for the first quarter of 2002 included three days of revenue related to the merger with Proxim, Inc. Accordingly, revenue generated from the LAN production line was less than 10% for the quarter ended March 29, 2002.

         The Company sells its products worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in two geographic regions: North America and International. Revenue outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
Geographic Region	2002	2001

North America	$14,132	$31,572

International	11,282	6,013

Total revenue	$25,414	$37,585

         One customer accounted for 25.7% of total revenue for the first quarter of 2002, and three customers accounted for 20.3%, 17.8% and 14.8% of total revenue in the first quarter of 2001.

Note 6 — Restructuring Charges

         The Company accounts for restructuring charges under the provisions of Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin (“SAB”) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

         During 2001, the Company recorded $1.8 million of restructuring charges related to the closure of its former Ubiquity operations and employee severance. The charges include $1.6 million of cash provisions, which include severance of $1.4 million for 26 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. The charge also includes $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

         As a result of the merger with Proxim, Inc. during the first quarter of 2002, the Company recorded $48.0 million of restructuring charges related to closure of certain facilities, discontinued product lines and severance pay. The charges include $38.1 million of cash provisions, which include severance of $1.4 million for 5 employees, $31.7 million for future lease commitments and exit costs related to the closure of two facilities and $5.0 million related to purchase order commitments. The charge also includes $9.9 million of non-cash provisions of which $7.7 million relates to an additional reserve for excess and obsolete inventory on hand and $2.2 million relates to fixed assets that will no longer be used at the facilities.

         Included in the restructuring charge was the increase in the reserve for excess and obsolete inventory of $7.7 million and purchase commitments of $5.0 million. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, the Company built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

•	A sudden and significant decrease in demand for certain Lynx and Tsunami license-exempt point-to-point products;

•	Notification from customers that they would not be ordering as much as they had previously indicated;

•	Management’s strategy to discontinue the Lynx and Tsunami point-to-point licensed products in order to concentrate on the license-exempt products; and

•	Management’s strategy to discontinue certain Lynx and Tsunami License-exempt products in order to concentrate on selling next generation Lynx and Tsunami License-exempt products.

         Due to these factors inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the period ended March 29, 2002:

Balance as of December 31, 2001	$3,021

Additional reserve for excess and obsolete inventory	7,686

Balance acquired with Proxim, Inc.	45,114

Inventory scrapped	(476)

Balance as of March 29, 2002	$55,345

         The following table summarizes the restructuring activity in 2001 and the first quarter 2002 (in thousands):

	Severances	Facilities	Inventory	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—	$—

Provision charged to operations	1,382	208	—	226	1,816

Charges utilized	(1,184)	(156)	—	(46)	(1,386)

Balance as of December 31, 2001	198	52	—	180	430

Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	1,430	31,742	12,659	2,206	48,037

Charges utilized	(96)	—	(7,686)	(2,206)	(9,988)

Balance as of March 29, 2002	$1,532	$32,860	$4,973	$180	$39,545

Note 7 – Income Taxes

         The income tax provision for the three months ended March 29, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred, there is significant uncertainty whether a benefit of the deferred tax assets would be realized. The Company will carry back losses to prior years and claim income tax refunds totaling $10.4 million, which was recorded in other current assets as of March 29, 2002. Accordingly, the Company believes that it is necessary to establish a full valuation allowance of approximately $11.3 million.

Note 8 – Loss Per Share

         Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings Per Share”. Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 61,275,000 and 55,999,230 for the three months ended March 29, 2002 and March 30, 2001, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. Diluted earnings per share were computed using the weighted average number of shares outstanding of 61,275,000 and 55,999,230 for the three months ended March 29, 2002 and March 30, 2001, respectively. For the three months ended March 29, 2002 and March 30, 2001, the incremental shares from the assumed exercise of stock options were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 9 — Stockholders’ Equity

Common Stock

         On March 26, 2002, as discussed in Note 1, the Company acquired Proxim, Inc. for 59,506,503 of Class A common stock.

         As of March 29, 2002, there were 118,798,386 shares of Class A common stock issued and outstanding and 42,000,000 shares of Class A treasury stock.

Stock Plans

         As part of the merger with Proxim, Inc., the Company assumed certain vested and unvested options that when converted would result in approximately 8.7 million and 7.3 million shares of common stock outstanding. These options have a weighted average exercise price of $5.75 per share. Additionally, approximately 10.8 million shares were available under Proxim, Inc. plans.

Note 10 – Commitments and Contingencies

         The company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at March 29, 2002 were as follows (in thousands):

Nine months ending December 31, 2002	$6,587

Year ending December 31:

2003	9,154

2004	9,780

2005	9,422

2006	7,924

Thereafter	25,047

Total minimum lease payments	$67,914

         During the three months ended March 29, 2002 the Company recorded a restructuring charge relating to the committed future lease payment for closed facilities, net of estimated future sublease receipt, of $31.7 million, which are included in the above disclosures.

Note 11 – Legal Proceedings

         Proxim, Inc.’s involvement in patent and International Trade Commission litigation with respect to alleged infringement of certain of its United States patent rights related to direct sequence wireless local area networking technology has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the combined company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

         On March 8, 2001, Proxim, Inc. filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits sought an injunction against continued infringement, damages resulting from the infringement and the defendants’ conduct, interest on the damages, attorneys’ fees and costs, and such further relief as the respective courts deem just and appropriate.

         On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

         On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim, Inc.’s patents be found invalid, unenforceable and not infringed. Intersil and Cisco sought damages and attorneys’ fees from Proxim, Inc. based upon alleged breach of contract and unfair competition.

         On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim, Inc. related to these infringement claims.

         On or about May 31, 2001, Agere Systems filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed three Agere patents. Agere sought unspecified damages and a permanent injunction against Proxim, Inc. related to its infringement claims. On July 9, 2001, Proxim, Inc. filed an amended answer and counterclaim to the Agere Systems suit. Proxim, Inc. sought declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

         On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Systems, Inc., as a party.

         On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001 Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference.

         The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we can not make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

Note 12 – Supplemental Cash Flow Data

         The Company acquired cash of $35,961,000 and paid cash of $10,428,000 in connection with its merger with Proxim, Inc. and WirelessHome in the first quarter ended March 29, 2002 and March 30, 2001, respectively, described below (in thousands):

	Three months ended
	March 29,	March 30,
	2002	2001

Purchase price	$172,589	$28,200

Common stock issued	(158,589)	(15,300)

Accrued transactions costs	(7,014)	(2,400)

Cash paid	6,986	10,500

Less: cash acquired	(35,961)	(72)

Net cash (received) paid from acquisition of businesses	$(28,975)	$10,428

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for any historical information contained herein, the matters discussed in this quarterly Report on Form 10-Q contain certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, cash flows, revenues, financing plans, business strategies and market acceptance of its products. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

         The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Overview

         Proxim Corporation is the company created by the March 26, 2002 merger of Proxim, Inc. and Western Multiplex Corporation. The first quarter 2002 results include the financial results of the former Western Multiplex Corporation for the period from January 1, 2002 to March 29, 2002, and the results of the former Proxim, Inc. for the three-day period from March 27, 2002 to March 29, 2002, in accordance with generally accepted accounting principles for accounting for business combinations. We were founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, we changed our strategy, became a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, we introduced our Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on our core technologies and the technology acquired through our purchase of WirelessHome Corporation in March 2001, we have developed point-to-multipoint systems that will enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. We began shipping our first generation of these products at the end of the fourth quarter of 2001. In March 2002, we merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless LAN and building-to-building network products based on RF technology.

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

         Revenue. We primarily generate revenue from the sale of our Lynx and Tsunami systems for our WAN product line and 802.11a and HomeRF 2.0 standards based products, acquired in the Proxim, Inc. acquisition, for our LAN product line. We introduced the Tsunami products at the end of the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in the last month of 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value added resellers and system integrators. Sales to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs. We recognize revenue from the sale of our systems and products when all the following conditions are met: the system or product has been shipped, evidence of an arrangement exists and we have the right to invoice the customer, the collection of the receivable is probable, and we have no post-delivery obligations remaining. Revenue from services, such as preinstallation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized over the period of the rental.

         Revenue consists of product revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time of sale.

         Our sales force focuses on key strategic accounts and also develops relationships with end-users that purchase through distributors and value-added resellers. Distributors sell our products, and value-added resellers not only sell our products, but also assist end-users in network design, installation and testing. We also market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Additionally, we sell directly to OEM customers. We sell both design-in products for integration into their wireless computing platforms, and branded products as private label models. Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our distributors or value-added resellers or OEM customers, could materially adversely affect our revenue.

         During the three months ended March 29, 2002, we sold our products to approximately 170 customers in 45 countries. In the first three months ending March 29, 2002, international sales accounted for approximately 45.6% of our total sales. We expect international sales to vary but remain significant as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

         As we have increased sales through our distributors and value-added resellers, we have experienced a decline in the average selling price of our products. This is because the prices of the products that we sell indirectly through distributors and value-added resellers are lower than the prices of the products we sell directly through our sales force to end-users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. These newer products have higher prices than our older products. Our international sales also have lower average selling prices when compared to our United States and Canadian sales. This is primarily due to our higher reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. As indirect sales and sales in our international markets increase, we expect that our average selling prices will further decrease.

         Cost of revenue. Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers, customer service and accrued warranty costs. We currently outsource the majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration. We expect to realize lower per unit product costs as we continue to outsource more of our in-house manufacturing as well as have our products produced at lower cost off-shore locations. However, we cannot assure you when or if cost reductions will occur. The failure to achieve these cost reductions could materially adversely affect our gross margins and operating results.

         Gross profit. Our gross profit is affected by both the average selling prices of our systems and our cost of revenue. Historically, decreases in our average selling prices have generally been offset by reductions in our per unit product cost. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset a reduction in our average selling prices. Gross profit will be affected by a variety of factors, including manufacturing efficiencies, the degree to which our manufacturing is outsourced, the location of manufacturing, future manufacturing licenses of our products, product mix, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

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

         Selling, general and administrative. Selling, general and administrative expenses consist of salaries, commissions, product marketing, sales support functions, advertising, trade show and other promotional expenses and allocated overhead. We intend to increase our selling, general and administrative expenditures as we add sales and marketing personnel, increase the number of distributors and value-added resellers that sell our products and increase marketing programs. In particular, we expect selling, general and administrative expenses to increase as we expand our sales operations to support and develop leads for our distributors and value-added resellers, increase spending on our information systems and incur additional costs related to the growth of our business and operation as a public company.

         Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain highly skilled and qualified business and technical personnel. Prior to our initial public offering, we recorded deferred stock compensation on certain options for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders’ equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees in all operating expense categories.

Critical Accounting Policies, Judgments and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, equity investments, goodwill, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

         We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions, historical returns, the distributor inventory levels and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Revenue generated from the LAN product line is deferred until shipment to end customers by the distributors.

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         We hold minority interests in companies having operations or technology in areas within our strategic focus, one of which is publicly traded and has highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

         We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

         The following table provides results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended

	March 29,	March 30,
	2002	2001

Revenue	100.0%	100.0%

Cost of revenue	57.7	50.3

Gross profit	42.3	49.7

Operating expenses:

Research and development	17.9	10.8

Selling, general and administrative	34.4	26.6

Amortization of goodwill and other intangible assets	0.6	2.2

Amortization of deferred stock compensation	1.0	5.2

Impairment of goodwill and other intangible assets	—	11.5

Restructuring charges	189.0	2.9

In-process research and development	17.8	—

Merger costs	—	0.1

Total operating expenses	260.7	59.3

Loss from operations	(218.4)	(9.6)

Interest income, net	0.5	1.3

Loss before taxes	(217.9)	(8.4)

Income tax provision	12.7	3.6

Net loss	(230.6)%	(11.9)%

Comparison of Three Months Ended March 29, 2002 and March 30, 2001

Revenue

         Revenue decreased 32.4% from $37.6 million in the first quarter of 2001 to $25.4 million in the first quarter of 2002. Revenue decreased primarily due to a 48% decrease in average selling prices of our products offset by a 34% increase in the volume of products shipped in the first quarter of 2002 as compared to the first quarter of 2001. The decrease in the average selling prices is primarily attributable to product mix. One customer accounted for 25.7% of total revenue in the first quarter of 2002, and three customers accounted for 20.3%, 17.8% and 14.8% of total revenue in the first quarter of 2001. Revenue for the first quarter of 2002 included three days of revenue related to the merger with Proxim, Inc. on March 26, 2002.

Cost of revenue

         Cost of revenue decreased 22.4% from $18.9 million in the first quarter of 2001 to $14.7 million in the first quarter of 2002. The decrease was primarily attributable to lower revenues in the first quarter of 2002. As a percentage of revenue, cost of revenue increased from 50.3% in the first quarter of 2001 to 57.7% in the first quarter of 2002. The increase in cost of revenue as a percentage of sales was primarily attributable to lower than expected revenue and production volume, resulting in under absorption of manufacturing overhead.

Research and development

         Research and development expenses increased 11.6% from $4.1 million in the first quarter of 2001 to $4.5 million in the first quarter of 2002. The increase in research and development expenses was primarily attributable to the cost of increased personnel and prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses increased from 10.8% in the first quarter of 2001 to 17.9% in the first quarter of 2002. As a percentage of revenue, research and development expenses increased primarily due to lower than expected revenue during the first quarter of 2002. Research and development expenses for the first quarter of 2002 included three days of expenses related to the merger with Proxim, Inc. on March 26, 2002. We expect that research and development expenses will increase in the second quarter of 2002 as the former Proxim, Inc. research and development expenses will be included for the whole quarter.

Selling, general and administrative

         Selling, general and administrative expenses decreased 12.4% from $10.0 million in the first quarter of 2001 to $8.8 million in the first quarter of 2002. The decrease in selling, general and administrative expenses is primarily attributable to decreased personnel expenses, advertising, tradeshow, public relations expenses and consulting costs. As a percentage of revenue, selling, general and administrative expenses increased from 26.6% in the first quarter of 2001 to 34.4% in the first quarter of 2002, due primarily to lower revenues during the first quarter of 2002. Selling, general and administrative expenses for the first quarter of 2002 included three days of expenses related to the merger with Proxim, Inc. on March 26, 2002. We expect that selling, general and administrative expenses will increase in the second quarter of 2002 and through the end of 2002, as the former Proxim, Inc. selling, general and administrative expenses will increase in the second quarter of 2002 and through the end of 2002, as the former Proxim, Inc. selling, general and administrative expenses will be included for the whole period.

Amortization of goodwill and other intangible assets

         Amortization of goodwill and other intangible assets decreased from $822,000 in the first quarter of 2001 to $144,000 in the first quarter of 2002. Amortization of goodwill and other intangible assets decreased primarily because we ceased amortizing goodwill beginning January 1, 2002 as a result of adopting SFAS 142.

Amortization of deferred stock compensation

         Amortization of deferred stock compensation was $1.9 million in the first quarter of 2001 and $245,000 in the first quarter of 2002. As a result of closing the Ubiquity operations in March 2001, we reversed in the first quarter of 2001 both a portion of the deferred stock compensation associated with the Ubiquity employees expensed in previous quarters and the remaining unamortized portion of the deferred stock compensation associated with those employees. Consequently, the amortization of deferred stock compensation in the first quarter of 2002 is lower than in the first quarter of 2001.

Impairment of goodwill and other intangible assets

         We recorded $4.3 million of impairment for goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equals the unamortized amount of the goodwill as of the date of the closure of the Ubiquity facilities as no future benefit is anticipated since Ubiquity has replaced by WirelessHome as the developer of our point-to-multipoint systems.

Restructuring charges

         During the first quarter of 2001, we recorded $1.1 million of restructuring charges related to the closure of our former Ubiquity operations. The charges include $0.9 million of cash provisions which include severance of $0.7 million for 12 employees and $0.2 million of non-cash provisions for future lease commitments and exit costs related to the Petaluma office facility. As of March 29, 2002, approximately $0.9 million of these cost were incurred with the remainder expected to be paid in 2002. In addition, we recorded $0.6 million associated with restructuring the Sunnyvale operations.

         During the first quarter of 2002, as a result of the merger with Proxim, Inc., we recorded $48.0 million of restructuring charges in connection with the closure of certain facilities, discontinued product lines and severance pay. The charges include $38.1 million of cash provisions, which include severance of $1.4 million for 5 employees, $31.7 million for future lease commitments and exit costs related to the closure of two facilities and $5.0 million related purchase order commitments. The charges also include $9.9 million of non-cash provisions of which $7.7 million related to an additional reserve for excess and obsolete inventory on hand and $2.2 million related to fixed assets that will no longer be used at the facility.

In-process Research and Development

         In-process research and development (“IPR&D”) consisted of 802.11a and HomeRF 2.0 wireless networking products, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, Proxim, Inc. was developing 802.11a wireless LAN adapter in PCI and Mini PCI form factors and a connectorized access point along with HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products are under development and require additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition.

Interest Income, net

         Interest income, net decreased from $472,000 in the first quarter of 2001 to $131,000 in the first quarter of 2002. The decrease in interest income is primarily due to the decrease in investments.

Income Tax Provision

         The income tax provision for the three months ended March 29, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred there is significant uncertainty whether a benefit of the deferred tax assets would be realized. We will carry back losses to prior years and claim income tax refunds totaling $10.4 million, which was recorded in other current asset as of March 29, 2002. Accordingly, we believes that it is necessary to establish a full valuation allowance of $11.3 million.

Liquidity and Capital Resources

         Our principal source of funding has been from the net proceeds of approximately $91.0 million from our initial public offering in August 2000. Prior to our initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing. We used $28.9 million of the net proceeds to repay outstanding indebtedness under our term notes and outstanding borrowings under our revolving credit facility. We also used approximately $4.0 million to invest in short-term and long-term interest-bearing, investment-grade securities, approximately $8.0 million for the purchase of equipment and leasehold improvements, approximately $3.0 million to pay a security deposit in connection with a new noncancellable operating lease, approximately $13.0 million in connection with the WirelessHome acquisition, approximately $2.0 million to repay debt assumed from WirelessHome, approximately $4.0 million in payments for income taxes, and approximately $17.0 million to finance our operations and working capital requirements. We estimate approximately $11.0 million of the net proceeds has not yet been used. In March 2002, we received net proceeds of $29.0 million in connection with the Proxim, Inc. merger.

         As of March 29, 2002, we had not allocated the remaining net proceeds of our initial public offering for specific uses. We expect to use the remainder of the net proceeds of the offering primarily for general corporate purposes, including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities, and general administrative functions and capital expenditures. We may also use a portion of the net proceeds to acquire complementary businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business.

         We have not identified the specific use of the remainder of the net proceeds due to the flexible nature of our planning process. The amounts that we actually expend for general corporate and other purposes will vary significantly depending on a number of factors, including future sales growth, activities in connection with acquiring complementary businesses and the amount of cash we generate from operations, if any. Pending the use of the proceeds described above, we will continue to invest the remainder of the net proceeds in short-term, interest-bearing, investment-grade securities.

         Prior to our initial public offering, we had financed our operations and working capital requirements primarily through cash generated by our business and bank financing.

         Cash and cash equivalents increased by $26.8 million from $16.6 million at December 31, 2001 to $43.4 million at March 29, 2002. Cash and cash equivalents decreased by $16.4 million from $31.1 million at December 31, 2000 to $14.7 million at March 30, 2001.

         Net cash used in operating activities was $4.8 million in the three months ended March 29, 2002 primarily due to net loss after the effect of non cash charges, an increase in gross inventories, accounts receivable and other current assets, partially offset by an increase in accounts payable and accrued liabilities. Net cash provided by operating activities was $2.2 million in the three months ended March 31, 2001 primarily due to an increase in accounts payable and accrued liabilities and a decrease in other current assets partially offset by net loss after the effect of non cash charges, a decrease in inventory and accounts receivable.

         Net cash provided by investing activities was $31.5 million in the first three months ended March 29, 2002 due to $29.0 million in cash provided by merger with Proxim, Inc. and $3.1 million in net proceeds from the sale of investment securities partially offset by $0.6 million in capital spending. Net cash used in investing activities was $19.4 million in the first three months ended March 30, 2001 due to capital spending of $2.5 million, purchases of investments securities of $6.5 million and $10.4 million of spending associated with the acquisition of WirelessHome.

         Net cash provided by financing activities was $154,000 in the three months ended March 29, 2002 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases. Net cash provided by financing activities was $797,000 in the three months ended March 30, 2001 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases offset by repayment of long-term debt.

         We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at March 29, 2002 were as follows (in thousands):

Nine months ending December 31, 2002	$6,587

Year ending December 31:

2003	9,154

2004	9,780

2005	9,422

2006	7,924

Thereafter	25,047

Total minimum lease payments	$67,914

         As of March 29, 2002 we had unconditional purchase order commitments of $5.0 million, which were accrued for as restructuring charges.

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

Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset”. SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 in the year ending December 31, 2002. The effect of adopting this statement is not expected to have a material effect on our financial statements.

RISK FACTORS

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

         If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

         This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q.

We may not achieve certain benefits and synergies expected from the merger, which may have a material adverse effect on our business, financial condition and operating results and/or could result in the loss of key personnel.

         We will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events, including:

•	integrating the operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

         The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of our ongoing business and distraction of our management;

•	unanticipated expenses and potential delays related to integration of technology and other resources of the two companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the merger and the combined operations.

         The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger.

The market price of our common stock may decline as a result of the merger.

         The market price of our common stock may decline as a result of the merger for a number of reasons, including if:

•	the integration of the two companies is not completed in a timely and efficient manner;

•	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts, industry analysts or investors; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial analysts, industry analysts or investors.

The merger may adversely affect our financial results.

         We have incurred transaction costs of approximately $14 million in connection with the merger. If the benefits of the merger do not exceed the associated costs, including costs associated with integrating the two companies and dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be materially harmed.

Products sales could decline if customer relationships are disrupted by the merger.

         The merger may have the effect of disrupting customer relationships. Former customers of Western Multiplex and Proxim, Inc. may not continue their current buying patterns following the merger. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of the combined company or may instead purchase products of competitors. Any significant delay or reduction in orders for our products could cause our products sales to decline.

The combined company is not profitable on a pro forma basis and may not be profitable in the future.

         For the three months ended March 29, 2002 we had a $58.6 million net loss. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex and Proxim, Inc. in producing many of their products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

         We expect that we will continue to incur significant sales, marketing, product development and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability and we cannot assure you that we will achieve profitability in the future. Any failure to significantly increase our revenue as we implement our product and distribution strategies would harm our business, operating results and financial condition.

We have a limited operating history with some of our current product lines, which makes your evaluation of our business difficult and will affect many aspects of our business.

         Proxim, Inc. produced its 802.11a and HomeRF 2.0 products for a limited amount of time and Western Multiplex had just began production of its Tsunami point-to-multipoint product. The combined company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

•	an evolving and unpredictable business model;

•	uncertain acceptance of new products and services;

•	competition; and

•	challenges in managing growth.

         We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

We may experience fluctuations in operating results and may not be able to adjust spending in time to compensate for any unexpected revenue shortfall which may cause operating results to fall below expectations of securities analysts and investors.

         Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which will be outside our control. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could materially harm our operating results and financial condition, and may cause our operating results to fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock could decline significantly.

         Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	our ability to successfully manage the integration of operations;

•	the sell-through rate of our Symphony HomeRF products through consumer retail channels;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the HomeRF, IEEE 802.11b, IEEE 802.11a, or Bluetooth specifications);

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint systems;

•	technical difficulties, system downtime or other similar failures;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

         Historically, Proxim, Inc. and Western Multiplex did not operate with a significant order backlog and a substantial portion of their revenues in any quarter were derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected.

Our future operating results could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the merger.

         In accordance with generally accepted accounting principles, we have accounted for the merger using the purchase method of accounting. Under the purchase method of accounting, we have recorded the market value of our common stock issued in connection with the merger, the fair value of the options to purchase Proxim, Inc. common stock that became options to purchase Proxim Corporation common stock and the amount of direct transaction costs as the cost of combining with Proxim, Inc. We have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets will be required to be amortized prospectively over their estimated useful lives. The purchase price will also be allocated to deferred compensation, based on the portion of the intrinsic value of the unvested Proxim, Inc. options we have assumed to the extent that service is required after completion of the merger in order to vest. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but goodwill will be subject to periodic reviews for impairment. If we are required to recognize an impairment charge, the charge will negatively impact reported earnings in the period of the charge.

Shares eligible for future sale, including shares owned by our principal stockholders, may cause the market price of our common stock to drop significantly, even if our business is doing well.

         The potential for post-merger sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. We have approximately 119.1 million shares of common stock outstanding. Of these shares, approximately 32.1 million are held by affiliates of Ripplewood Investments L.L.C. and an aggregate of approximately 6.0 million are held by Jonathan Zakin, who is our Chairman and Chief Executive Officer, and his affiliates. The shares of common stock held by these stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act and are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144 or in a registered offering. In the event that the affiliates of Ripplewood Investments L.L.C. distribute shares that they hold to their members and partners that are not affiliates of the Company, those distributed shares could be immediately sold without regard to any volume limitations. However, in connection with the execution of the merger agreement, the affiliates of Ripplewood Investments L.L.C. that now hold shares of Proxim Corporation common stock entered into a stockholders’ agreement that sets limitations on their ability to transfer their shares, including distributions to members and partners, for a limited period of time and will provide registration rights with respect to their shares. In general, these limitations permitted transfers of at least five million shares during the first 30 days after the merger and, during each subsequent 30-day period prior to the expiration of the limitations, will permit transfers of an additional number of shares equal to the average weekly trading volume in our common stock during the prior four-week period.

         In addition to outstanding shares eligible for sale, as of March 29, 2002, options and warrants to acquire 28.5 million shares of common stock of Proxim Corporation were outstanding. Also, as of March 29, 2002, approximately an additional 14.4 million shares of Proxim Corporation common stock were reserved for issuance to employees of Proxim Corporation under existing and/or assumed stock option plans.

Competition within the wireless networking industry is intense and is expected to increase significantly. Our failure to compete successfully could materially harm our prospects and financial results.

         The market for broadband wireless systems and wireless local area networking and building to building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

         We could be at a disadvantage to competitors, particularly Alcatel, Agere Systems (formerly part of Lucent Technologies), Business Networks AB, Cisco Systems, Ericsson, Linksys and Nortel Networks Corporation, that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation Agere Systems, Alvarion (the merger of Breezecom and Floware), Cisco Systems (which acquired Aironet Wireless Communications), Enterasys, Intersil, Nokia, Symbol Technologies and 3Com.

         We also face competition from a variety of companies that offer different technologies in the emerging home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b products. We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

         Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the wireless LAN and building to building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that the we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Wireless networking markets are subject to rapid technological change and to compete, we must continually introduce new products that achieve broad market acceptance.

         We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards and the HomeRF specification. There can be no assurance, however, that the IEEE 802.11 compliant products and Symphony HomeRF products will have a meaningful commercial impact. In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. There can be no assurance that the 802.11b products will be competitive in the market. In addition, we have developed higher-speed frequency hopping technology based on the FCC Part 15 rule change adopted in August 2000, that allows for wider band hopping channels and increases the data rate from 1.6 Mbps to up to 10 Mbps. There can be no assurance that any such new products will compete effectively with IEEE 802.11b standard compliant products.

         In 1999, a group of computer and telecommunications industry leaders, led by Ericsson, began developing a short range RF method to connect mobile devices without cables called Bluetooth. Based on low power 2.4 GHz frequency hopping spread spectrum technology, numerous organizations are planning to deploy Bluetooth technology in a wide variety of mobile devices such as cellular telephones, notebook computers and handheld computers. We have not developed products that comply with Bluetooth. While Bluetooth technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if it does develop or acquire such technology, that such products will be competitive in the market.

         In 2000, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. We are currently shipping commercial units of 802.11a products, and certain competitors have announced their intention to ship 802.11a products during the first quarter of 2002. In August 2001, Proxim, Inc. acquired Card Access, Inc. a developer of 802.11a wireless networking products. We are working to develop products based on the 802.11a standard, but there can be no assurance that the 802.11a products will have a meaningful commercial impact.

         The IEEE is evaluating a number of improvements and enhancements to the 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. The 802.11g proposal is a high speed extension of 802.11b, offering up to 54 Mbps of throughput, that is expected to be approved during 2002 and commercial products are expected to be available by early 2003. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation.

         In addition, we are a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard, called the HomeRF specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. There can be no assurance that our HomeRF specification, or the Symphony HomeRF products developed to comply with the specification, will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development.

To remain competitive, we will need to expand our operations. Failure to effectively manage growth could result in an inability to support and maintain our operations.

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

We will depend on international sales and our ability to sustain or expand international sales is subject to many risks, which could adversely affect our operating results.

         During the three months ending March 29, 2002, international sales accounted for approximately 46% of our total sales. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24%, 33% and 23% of total revenue during the calendar years 2001, 2000 and 1999, respectively. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33%, 18% and 21% of total revenue during the calendar years 2001, 2000 and 1999, respectively. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

         There are certain risks inherent in doing business in international markets, including the following:

•	uncertainty of product acceptance by customers in foreign countries;

•	difficulty in assessing the ability to collect on orders to be shipped in an uncertain economic environment;

•	difficulty in collecting accounts receivable;

•	export license and documentation requirements;

•	unforeseen changes in regulatory requirements;

•	difficulties in staffing and managing multinational operations;

•	governmental restrictions on the repatriation of funds into the United States;

•	foreign currency fluctuations;

•	longer payment cycles for international distributors;

•	tariffs, duties taxes and other trade barriers;

•	difficulties in finding foreign licensees or joint venture partners; and

•	potential political and economic instability.

         There is a risk that such factors will harm our ability to continue to successfully operate internationally and our efforts to expand international operations. In this regard, our revenue levels have been affected, in part, by reduced ability to ship our products to international customers in cases where collectibility, based on a number of factors, could not be reasonably assured.

         While we may extend limited credit terms, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that foreign markets will continue to develop or that we will receive additional orders to supply our products to foreign customers. Our business and operating results could be materially adversely affected if foreign markets do not continue to develop or if we do not receive additional orders to supply our products for use by foreign customers.

         To successfully expand international sales, we will need to recruit additional international sales and support personnel and expand our relationships with international distributors and value-added resellers. This expansion will require significant management attention and financial resources. We may incur these additional costs and add these management burdens without successfully expanding sales. This failure would harm our operating results.

Our revenue may decline and our ability to achieve profitability may be threatened if the demand for wireless services in general and broadband wireless access systems in particular does not continue to grow.

         Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Agere, Alcatel, Cisco, Intel, Linksys and Nortel, among others, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such our Tsunami point-to-multipoint technology and 802.11a and HomeRF 2.0 technologies in which we are currently investing substantial capital, have only been commercially introduced in the last few years. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below, in order of importance, the factors that we believe are key to the success or failure of broadband wireless access technology:

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

The combined company may be dependent on and receive a significant percentage of its revenue from a limited number of OEM customers.

         A limited number of OEM customers may contribute a significant percentage of our pro forma revenue. Sales to one Proxim, Inc. customer in calendar years 2000 and 1999 represented approximately 12% and 30% of total revenue, respectively. Sales to a limited number of OEM customers are expected to continue to account for a substantial portion of our revenue for the foreseeable future. Proxim, Inc. also experienced quarter to quarter variability in sales to each of its major OEM customers. Sales of many of Proxim, Inc.’s wireless networking products depended upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporated Proxim, Inc.’s wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

•	new product introductions;

•	end-user demand for OEM customers’ products;

•	OEM customers’ product life cycles;

•	inventory levels;

•	market and OEM customers’ adoption of new wireless standards;

•	manufacturing strategies;

•	lengthy design-in cycles;

•	pricing;

•	regulatory changes;

•	contract awards; and

•	competitive situations.

         Proxim, Inc.’s agreements with OEM customers typically did not require minimum purchase quantities. The loss of one or more of, or a significant reduction in orders from, our major OEM customers could materially and adversely affect our operating results or stock price. In this regard, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it would offer competing IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of Proxim, Inc.’s common stock. In addition, there can be no assurance that we will become a qualified supplier for new OEM customers or that we will remain a qualified supplier for existing OEM customers.

Western Multiplex derived a substantial portion of its revenue from a limited number of distributors. Therefore, a decrease or loss in business from any of them may cause a significant delay or decline in our revenue and could harm our reputation.

         Western Multiplex generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. One customer accounted for approximately 26% of our total revenue in the first quarter of 2002. For the year ended December 31, 2001, approximately 52% of Western Multiplex’s revenue was derived from three distributors, and approximately 30% of its revenue was derived from one of the three distributors. Western Multiplex did not have long-term contracts with any of these distributors. While we will have a more diversified and expansive customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors.

We depend on limited suppliers for key components that are difficult to manufacture, and because we may not have long-term arrangements with these suppliers, we could experience disruptions in supply that could decrease or delay the recognition of revenues.

         We depend on single or limited source suppliers for several key components used in our products. Proxim, Inc. depended on single sources for its proprietary application specific integrated circuits, or ASICs, and assembled circuit boards. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

We have limited manufacturing capabilities and we will need to increasingly depend on contract manufacturers for our manufacturing requirements.

         We have limited manufacturing capability and limited experience in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. For example, as a part of our restructuring charge for the first quarter, we increased our provision for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments. The charges related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

         Proxim, Inc. relied on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected.

         Proxim, Inc. outsourced manufacturing for its HomeRF products with Flextronics International, Inc., a turnkey contract manufacturer. Western Multiplex depended on three contract manufacturers to produce the majority of its products, and it depended on one of these manufacturers for the entire production of its Tsunami point-to-multipoint product. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results. In addition, our reliance on a limited number of manufacturers involves a number of risks, including the risk that these manufacturers may terminate their relationship with us, may choose not to devote adequate capacity to produce our products or may delay production of our products. If any of these risks are realized, we could experience an interruption in supply, which could have an adverse impact on the timing and amount our revenues.

         Each of Western Multiplex and Proxim, Inc. experienced higher than expected demand for its products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Due to the complex nature of our products and manufacturing processes, including products manufactured by our licensing partners, the worldwide demand for some wireless technology components and other factors, there can be no assurance that delays in the delivery of products will not occur in the future.

We may be unable to achieve the manufacturing cost reductions and improvements required in order to achieve or maintain profitability.

         The average selling prices of Western Multiplex’s and Proxim, Inc.’s products declined in recent years. If we do not reduce production costs and other expenses, we may not be able to offset this continuing decline and achieve or maintain profitability. We must also develop and introduce on a timely basis new systems that can be sold at higher average selling prices.

Failure to develop new systems would cause our revenue to decline or to increase more slowly.

         We expect that average selling prices of our products will continue to decrease because one of our strategies is to increase the percentage of domestic and international sales being made through distributors and value-added resellers, and to OEM customers, which involve lower prices than our direct sales. This risk from declining average selling prices may also intensify because we expect that market conditions, particularly falling prices for competing broadband solutions, will force us to reduce prices over time. Under some circumstances, we may be forced to reduce prices even if it causes us to decrease gross profit or to take a loss on our products. We may also be unable to reduce sufficiently the cost of our products to enable us to compete with other broadband access technologies with lower product costs. In order to remain competitive, we will need to design our products so that they can be manufactured with low-cost, automated manufacturing, assembly and testing techniques. We cannot assure you that we will be successful in designing our products to allow contract manufacturers to use lower-cost, automated techniques. In addition, any redesign may fail to result in sufficient cost reductions to allow us to significantly reduce the price of our products or prevent our gross profit from declining as prices decline.

         Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could harm our reputation and result in a decrease in revenue or in difficulty collecting accounts receivable.

         Many of our complex products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. The occurrence of any defects or errors in these products could result in:

•	failure to achieve market acceptance and loss of market share;

•	cancellation of orders;

•	difficulty in collecting accounts receivable;

•	increased service and warranty costs;

•	diversion of resources, legal actions by customers and end-users; and

•	increased insurance costs and other losses to our business or to end-users.

         End-users have discovered errors in the products of Proxim, Inc. and Western Multiplex in the past and may discover errors in products of the combined company in the future. Because customers often delay deployment of a full system until the products have been tested by them and any defects have been corrected, we expect these revisions to cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time.

To compete effectively, we will need to establish and expand new distribution channels for Proxim, Inc.’s home networking products and Western Multiplex’s point-to-multipoint products.

         Western Multiplex sold its point-to-multipoint products and Proxim, Inc. sold its branded RangeLAN2 and Harmony products through domestic and international distributors. We intend to add new distributors and value added resellers for the Symphony HomeRF family of cordless home and small office networking products and the Tsunami point-to-multipoint products. Symphony HomeRF products are currently sold through computer retailers, leading computer catalogs and numerous on-line retail sites over the Internet. In general, distributors, value added resellers and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing our efforts to sell our products. In addition they often focus on specific markets and we will need to add new distributors and value added resellers as we expand our sales to new markets. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of products ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

Broadband wireless access solutions have some disadvantages and limitations as compared to other alternative broadband access solutions that may prevent widespread adoption, which could hurt our prospects.

         Broadband wireless access solutions, including point-to-point and point-to-multipoint systems, compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our point-to-point and point-to-multipoint solutions fails to develop or develops more slowly than we expect due to this competition, our sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than point-to-point and point-to-multipoint broadband wireless access technologies. Moreover, current point-to-point and point-to-multipoint broadband wireless access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas, including the need for line-of-sight installation and, in the case of operating frequencies above 11 GHz, reduced communication distance in bad weather.

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

Inability to attract and retain key personnel could hinder our ability to operate.

         Our success depends to a large extent on the continued services of Mr. Jonathan N. Zakin, Chairman and Chief Executive Officer, Mr. David C. King, President and Chief Operating Officer and Keith E. Glover, Executive Vice President and Chief Financial Officer and other members of the combined company’s senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters are located. In particular, our employees may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. This circumstance may adversely affect our ability to attract and retain key management, technical, sales and marketing personnel. We must also continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger and morale challenges posed by any workforce reduction that may be implemented.

We may have difficulties with our acquisitions and investments, which could adversely affect our growth and financial condition.

         From time to time, we may consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision to pursue a significant business expansion or new business opportunity would be accompanied by risks, including, among others:

•	requiring to invest a substantial amount of capital, which could materially harm our financial condition and ability to implement our existing business strategy;

•	requiring to issue additional equity interests, which would be dilutive to our stockholders;

•	placing additional and substantial burdens on our management personnel and financial and operational systems;

•	the difficulty of assimilating the operations, technology and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the possible inability to retain key technical and managerial personnel;

•	potential additional expenses associated with amortization of purchased intangible assets or the impairment of goodwill;

•	additional expenses associated with the activities and expansion of the acquired businesses; and

•	the possible impairment of relationships with existing employees, customers, suppliers and investors.

         In addition, we cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or other investments that we may make in the future.

Affiliates of Ripplewood Investments L.L.C. beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring shareholder approval and could discourage potential acquisitions of the combined company.

         Affiliates of Ripplewood Investments L.L.C. control approximately 26.9% of our outstanding common stock. These stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of the affiliates of Ripplewood Investments L.L.C. may be different than those of other stockholders of our company. In addition, the significant ownership percentage of affiliates of Ripplewood Investments L.L.C. could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquiror from obtaining control of our company.

If we fail to protect our intellectual property rights or if such rights are not adequately protected under current law, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

         We rely on intellectual property laws to protect our products, developments and licenses. We also rely on confidentiality agreements with some of our licensees and other third parties and confidentiality agreements and policies covering our employees.

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

         The communications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. There can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to our business and diversion of our personnel, require us to develop new technology or enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement to indemnify our customers could have a material adverse effect on our business, results of operations and financial condition.

Prior to the completion of the merger, Proxim, Inc. commenced United States patent infringement and International Trade Commission legal actions against a number of its competitors, and legally remains the subject of counter suits and patent infringement counterclaims. Should the outcome of this patent, trade commission or any related litigation be unfavorable, we may be required to pay damages and other expenses, or we could be enjoined from selling certain products, which could materially and adversely affect our business, financial condition and operating results.

         Proxim, Inc.’s involvement in patent and International Trade Commission litigation with respect to alleged infringement of certain of its United States patent rights related to direct sequence wireless local area networking technology has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the combined company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

         On March 8, 2001, Proxim, Inc. filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits sought an injunction against continued infringement, damages resulting from the infringement and the defendants’ conduct, interest on the damages, attorneys’ fees and costs, and such further relief as the respective courts deem just and appropriate.

         On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

         On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim, Inc.’s patents be found invalid, unenforceable and not infringed. Intersil and Cisco sought damages and attorneys’ fees from Proxim, Inc. based upon alleged breach of contract and unfair competition.

         On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim, Inc. related to these infringement claims.

         On or about May 31, 2001, Agere Systems filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed three Agere patents. Agere sought unspecified damages and a permanent injunction against Proxim, Inc. related to its infringement claims. On July 9, 2001, Proxim, Inc. filed an amended answer and counterclaim to the Agere Systems suit. Proxim, Inc. sought declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

         On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Systems, Inc., as a party.

         On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001 Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference.

         The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we cannot make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

Compliance with governmental regulations in multiple jurisdictions where we sell our products is difficult and costly.

         In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in the 902 — 928 MHz, 2.4 — 2.4835 GHz, 5.15 — 5.35 GHz and 5.725 — 5.825 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

         Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we will design our RangeLAN2, RangeLAN-DS, Harmony, Symphony and Symphony HomeRF products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and Symphony HomeRF product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

         Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. Several changes by the FCC were approved within the last eight years including changes in the allocation and use of available frequency spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results.

         It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:

•	decrease the growth of the broadband wireless industry;

•	hinder our ability to conduct business internationally;

•	reduce our revenues;

•	increase the costs and pricing of our products;

•	increase our operating expenses; and

•	expose us to significant liabilities.

         Any of these events or circumstances could seriously harm our business and results of operations.

The price of our common stock may be subject to wide fluctuation, and you may lose all or part of your investment in our common stock.

         The trading prices of Proxim, Inc. common stock and Western Multiplex common stock having been subject to wide fluctuations, such trend is likely to continue with respect to the trading price of our common stock. The trading price of our common stock may fluctuate in response to a number of events and factors, including:

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

         Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control of our company despite the possibility that such transactions may be viewed to be in the best interest of our stockholders since such transactions could result in a higher stock price than the then-market price of our common stock. Among other things, our certificate of incorporation and bylaws:

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

         In addition, with some exceptions, the Delaware General Corporation Law will restrict or delay mergers and other business combinations between the Company and any stockholder that acquires 15% or more of our voting stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.

         Currently, all sales to international customers are denominated in U.S. dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks other than the risk that conversion to U.S. dollars at a high cost may cause some customers to search for a lower priced competitive product.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Proxim, Inc.’s involvement in patent and International Trade Commission litigation with respect to alleged infringement of certain of its United States patent rights related to direct sequence wireless local area networking technology has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the combined company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

         On March 8, 2001, Proxim, Inc. filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits sought an injunction against continued infringement, damages resulting from the infringement and the defendants’ conduct, interest on the damages, attorneys’ fees and costs, and such further relief as the respective courts deem just and appropriate.

         On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

         On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim, Inc.’s patents be found invalid, unenforceable and not infringed. Intersil and Cisco sought damages and attorneys’ fees from Proxim, Inc. based upon alleged breach of contract and unfair competition.

         On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim, Inc. related to these infringement claims.

         On or about May 31, 2001, Agere Systems filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed three Agere patents. Agere sought unspecified damages and a permanent injunction against Proxim, Inc. related to its infringement claims. On July 9, 2001, Proxim, Inc. filed an amended answer and counterclaim to the Agere Systems suit. Proxim, Inc. sought declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

         On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Systems, Inc., as a party.

         On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001 Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference.

         The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we can make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 26, 2002 a special meeting of stockholders of Proxim Corporation (formerly Western Multiplex Corporation) was held at 11:00 a.m., local time, at the Sheraton Hotel, 1108 North Mathilda Avenue, Sunnyvale, California.

         The matter voted on was the proposal to approve the issuance of Western Multiplex Corporation common stock pursuant to the Agreement and Plan of Reorganization, dated as of January 16, 2002, among Western Multiplex Corporation, Walnut-Pine Merger Corp., a wholly owned subsidiary of Western Multiplex Corporation, and Proxim, Inc. The number of affirmative votes for this proposal was 40,886,941, the number of negative votes was 568,990 and the number of abstained votes was 3,570.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

A.	Exhibits:

4.5(1)	Warrant to Purchase Common Stock of Proxim, Inc. issued to Motorola Corporation on June 2, 1999.

4.6(1)	Investor Rights Agreement dated as of June 2, 1999 between Proxim, Inc. and Motorola Corporation.

4.7(2)	Registration Rights Agreement between Proxim, Inc. and Siemens Aktiengesellshaft and Siemens Information and Communication Mobile LLC dated September 27, 2000.

4.8(3)	Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 by and between Proxim, Inc. and each of the purchasers named in Exhibit A thereto.

4.9(3)	Form of Proxim, Inc. Common Stock Warrant issued to each of the purchasers (other than UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd.) in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001.

4.10(3)	Form of Proxim, Inc. Common Stock Warrant issued to UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001.

4.11(3)	Form of Proxim, Inc. Irrevocable Proxy executed by each of UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001.

10.38(4)*	Form of Proxim, Inc. Indemnification Agreement for Officers and Directors, Delaware.

10.39(5)*	Proxim, Inc. 1994 Director Option Plan, as amended and restated.

10.40(6)*	Proxim, Inc. Form of 1994 Director Option Plan Subscription Agreement.

10.41(7)*	Proxim, Inc. 1995 Long-Term Incentive Plan, as amended and restated.

10.42(8)*	Proxim, Inc. Form of 1995 Long-Term Incentive Plan Subscription Agreement.

10.43(9)*	Proxim, Inc. 1999 Nonstatutory Stock Option Plan, as amended and restated.

10.44(10)*	Proxim, Inc. Form of 1999 Nonstatutory Stock Option Plan Subscription Agreement.

10.45(11)*	Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and David C. King.

10.46(11)*	Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and Keith E. Glover.

10.47(12)	Sublease Agreement between Applied Materials , Inc. (sublandlord) and Proxim, Inc. (subtenant) dated March 3, 1999.

10.48(13)*	Reimbursement and Security Agreement between Proxim, Inc. and David C. King dated March 15, 2001.

*	Management contract or compensating plan or arrangement.

(1)	Incorporated by reference to Proxim, Inc.’s report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999.

(2)	Incorporated by reference to Proxim, Inc.’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

(3)	Incorporated by reference to Proxim, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2001.

(4)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 33-70712 filed with the Securities and Exchange Commission on December 15, 1993.

(5)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 333-88369 filed with the Securities and Exchange Commission on October 4, 1999.

(6)	Incorporated by reference to Proxim, Inc.’s definitive proxy materials filed with the Securities and Exchange Commission on April 15, 1994.

(7)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 333-54390 filed with the Securities and Exchange Commission on January 26, 2001.

(8)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 33-94910 filed with the Securities and Exchange Commission on July 24, 1995.

(9)	Incorporated by reference to Proxim Corporation’s registration statement on Form S-8 filed with the Securities and Exchange Commission on March 27, 2002.

(10)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 333-54390 filed with the Securities and Exchange Commission on January 26, 2001.

(11)	Incorporated by reference to Proxim, Inc.’s report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(12)	Incorporated by reference to Proxim, Inc.’s report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.

(13)	Incorporated by reference to Proxim, Inc.’s report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

B.	Reports on Form 8-K:

The Company filed six reports on Form 8-K during the quarter ended March 29, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On

January 18, 2002	The Company announced the signing of the Agreement and Plan of Reorganization between Western Multiplex Corporation and Proxim, Inc.

February 24, 2002	In connection with the announced Agreement and Plan of Reorganization between Proxim, Inc. and Western Multiplex Corporation, the Company filed amended financials statements.

February 28, 2002	Western Multiplex Corporation announced that it had received an unsolicited merger proposal in a letter from DMC Stratex Networks, Inc. in which DMC Stratex proposed that Western Multiplex stockholders would receive 0.5215 shares of DMC Stratex common stock for each share of Western Multiplex common stock.

March 5, 2002	Western Multiplex Corporation announced that it had determined not to pursue the unsolicited offer made by DMC Stratex Networks, Inc. The Board of Directors of Western Multiplex, after consultation with management and its financial and legal advisors, reaffirmed its commitment to the pending merger with Proxim, Inc.

March 8, 2002	In connection with the announced Agreement and Plan of Reorganization between Proxim, Inc. and Western Multiplex Corporation, the Company announced that three class action lawsuits were filed.

March 26, 2002	Following receipt of approval of the stockholders of Western Multiplex Corporation and Proxim, Inc., Western Multiplex and Proxim consummated a merger pursuant to the terms of the previously reported Agreement and Plan of Reorganization.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	Proxim Corporation

By: /s/ Keith E. Glover Keith E. Glover Executive Vice President Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)