Form 10-Q
period 2002-06-28
PROXIM CORP
filed 2002-08-12
CIK 1112263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission file number 000-30993

PROXIM CORPORATION

(formerly Western Multiplex Corporation)
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-2198231 (I.R.S. Employer Identification No.)

935 Stewart Drive
Sunnyvale, California 94085
(408) 731-2700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of August 12, 2002 was 119,623,635. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROXIM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	June 28,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$36,091	$16,552
Short-term investments	3,058	6,738
Accounts receivable, net	50,398	27,396
Inventory, net	22,396	19,906
Other current assets	11,533	2,413
Deferred tax assets	—	8,224

Total current assets	123,476	81,229
Property and equipment, net	10,841	8,776
Goodwill and other intangible assets, net	144,703	36,613
Deferred tax assets, net of current portion	—	3,125
Restricted cash and long-term investments	1,596	2,084
Other long-term assets	4,600	2,571

Total assets	$285,216	$134,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,611	$7,549
Accrued liabilities	23,123	8,597

Total current liabilities	42,734	16,146
Long-term debt	302	—
Restructuring accruals, long-term portion	28,257	—

Total liabilities	71,293	16,146

Commitments and contingencies (notes 10 and 11)
Stockholders’ equity:
Common stock, Class A, par value $.01; authorized 200,000,000 shares: 59,218,105 and 119,234,918 shares issued and outstanding at December 31, 2001 and June 28, 2002, respectively	1,608	1,013
Common stock, Class B, par value $.01; authorized 100,000,000 shares: no shares issued and outstanding at December 31, 2001 and June 28, 2002, respectively	—	—
Additional paid-in capital	319,705	159,626
Notes receivable from employees	(898)	(918)
Treasury stock	(21,400)	(21,400)
Deferred stock compensation	(189)	(614)
Unrealized gain (loss) on investments	(98)	75
Accumulated deficit	(84,805)	(19,530)

Total stockholders’ equity	213,923	118,252

Total liabilities and stockholders’ equity	$285,216	$134,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Revenue	$45,177	$22,295	$70,591	$59,880
Cost of revenue	25,977	12,085	40,639	30,984

Gross profit	19,200	10,210	29,952	28,896

Operating expenses:
Research and development	7,295	5,054	11,844	9,131
Selling, general and administrative	11,647	9,488	20,397	19,477
Amortization of goodwill and intangible assets	2,209	1,414	2,353	2,236
Amortization of deferred stock compensation	180	315	425	2,256
Impairment of goodwill and intangible assets	—	—	—	4,331
Restructuring charges	3,582	312	51,619	1,420
In-process research and development	1,200	—	5,736	—
Merger costs	—	—	—	30

Total operating expenses	26,113	16,583	92,374	38,881

Loss from operations	(6,913)	(6,373)	(62,422)	(9,985)
Interest income, net	240	444	371	916

Loss before taxes	(6,673)	(5,929)	(62,051)	(9,069)
Income tax provision (benefit)	—	(1,797)	3,224	(451)

Net loss	$(6,673)	$(4,132)	$(65,275)	$(8,618)

Net loss per share — basic and diluted	$(0.06)	$(0.07)	$(0.72)	$(0.15)

Shares used to compute net loss per share — basic and diluted	119,214,939	57,509,224	90,230,245	56,791,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended

	June 28,	June 29,
	2002	2001

Cash flows from operating activities:
Net loss	$(65,275)	$(8,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax assets	12,624	(1,499)
Depreciation and amortization	4,478	5,859
Impairment of goodwill and other intangible assets	—	4,331
In-process research and development	5,736	—
Provision for bad debts, sales returns and price protection	—	767
Provision for restructuring charges	51,619	—
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable, net	(14,088)	932
Inventory, net	2,658	(12,897)
Other assets	(7,999)	2,978
Accounts payable and accrued liabilities	2,130	(558)

Net cash used in operating activities	(8,117)	(8,705)

Cash flows from investing activities:
Purchase of property and equipment	(2,259)	(3,875)
Sale of short-term investments	4,986	3,337
Net cash provided by (used in) acquisitions	24,547	(10,146)

Net cash provided by (used in) investing activities	27,274	(10,684)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,703)
Proceeds from repayments of notes receivable from employees	20	130
Issuance of common stock, net	362	1,769

Net cash provided by financing activities	382	196

Net increase (decrease) in cash and cash equivalents	19,539	(19,193)
Cash and cash equivalents at beginning of period	16,552	31,094

Cash and cash equivalents at end of period	$36,091	$11,901

Supplemental disclosures:
Cash paid (received) during the period for:
Income taxes	$(403)	$506

Non-cash transactions:
Issuance of common stock and stock options assumed in connection with acquisitions	$159,039	$15,300

Restructuring charges	$10,136	$226

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — The Company

     Proxim Corporation (the “Company”) is the company created by the merger of Proxim, Inc. and Western Multiplex Corporation on March 26, 2002. The first six months of 2002 results include the financial results of the former Western Multiplex Corporation for the period from January 1, 2002 to June 28, 2002, and the results of the former Proxim, Inc. for the period from March 27, 2002 to June 28, 2002, in accordance with accounting principles generally accepted in the United States of America. The Company was founded in 1979 in Sunnyvale, California, as a vendor of radio components and related services. In 1992, the Company changed its strategy, and became a designer and manufacturer of broadband wireless systems and launched its Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, the Company introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on the Company’s core technologies and the technology acquired through its purchase of WirelessHome Corporation (“WirelessHome”) in March 2001, the Company has developed point-to-multipoint systems designed to enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. The Company began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, the Company merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless local area networking, or LAN, and building-to-building network products based on radio frequency, or RF, technology.

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 28, 2002, condensed consolidated statements of operations for the three and six months ended June 28, 2002 and June 29, 2001 and condensed consolidated statements of cash flows for the six months ended June 28, 2002 and June 29, 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three and six months ended June 28, 2002 and June 29, 2001 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

     The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, cost of revenue and expenses, charges and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions, historical returns for sales of its wide area network (“WAN”) products, the inventory levels at distributors and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Revenue generated from the LAN product line is deferred until shipments to end customers by the distributors.

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

     The Company holds minority interest investments in companies having operations or technology in areas within its strategic focus, one of which is publicly traded and has highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Note 3 — Business Combinations

Acquisition of nBand Communications, Inc.

     On April 18, 2002, the Company acquired nBand Communication, Inc. (“nBand”), a California corporation. nBand is a startup developer of advanced application specific integrated circuits (ASIC’s) designs that the Company intends to use in the development of next generation ASIC’s. The purchase price was $1.2 million and comprised of $550,000 in cash, 180,144 shares of Class A common stock valued at approximately $450,000 and transaction expenses of approximately $200,000. In the second quarter of 2002, the Company assigned the entire purchase price of $1.2 million to purchased in-process research and development (“IPR&D”) as the acquired technology had not reached technological feasibility.

Merger with Proxim, Inc.

     On March 26, 2002, the merger between Western Multiplex Corporation and Proxim Inc. was completed, resulting in Proxim Corporation as the combined company. The combined company provides broadband, or high speed, wireless access products to service providers, businesses and other enterprises as well as high performance wireless LAN products based on RF technology. Total consideration of $172.6 million for the acquisition comprised of:

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

     IPR&D consisted of 802.11a and HomeRF 2.0 wireless networking products under development, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, Proxim, Inc. was developing 802.11a wireless LAN adapter in PCI and Mini PCI form factors and a connectorized access point as well as a HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products are under development and require additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. The fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition.

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

Pro Forma Financial Information

     The following table represents unaudited pro forma financial information for the three and six months ended June 28, 2002 and June 29, 2001 had Proxim Corporation, Proxim, Inc., WirelessHome and nBand been combined as of January 1, 2001. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, Proxim, Inc. and WirelessHome been a combined company during the specified periods. The pro forma results include the effects of the amortization of identifiable intangible assets and goodwill and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $4.5 million, $6.4 million and $1.2 million charges for acquired in-process technology from Proxim, Inc., WirelessHome and nBand, acquisitions, respectively (in thousands except per share amounts).

	Six Months Ended

	June 28, 2002	June 29, 2001

Revenue	$73,742	$112,631
Net loss from continuing operations	$(93,121)	$(83,631)
Basic and diluted net loss per share	$(0.78)	$(0.78)

Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board, or FASB, issued, Statement of Financial Accounting Standards, or SFAS, No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company adopted these new statements to account for the merger with Proxim, Inc and the acquisition of nBand.

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

     Goodwill related to the merger with Proxim, Inc. totaled $77.2 million.

     Core technology, developed technology and patents related to the merger with Proxim, Inc. totaled $18.0 million, $12.0 million and $3.2 million respectively, and are being amortized on a straight-line basis over an estimated useful life of 5 years, 3 years and 5 years, respectively.

     The Company assesses long-lived assets for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.” SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the year ending December 31, 2002. The effect of adopting this statement did not have a material effect on the Company’s condensed consolidated financial statements.

     Goodwill and other intangible assets, net, consist of the following (in thousands):

	June 28,	December 31,
	2002	2001

Goodwill:
GTI	$17,126	$17,126
WirelessHome	18,775	18,775
Proxim, Inc.	77,182	—

	$113,083	$35,901

Acquired intangible assets:
Ubiquity	$57	$95
WirelessHome	367	617
Proxim, Inc.	31,196	—

	$31,620	$712

Purchased In-Process Research and Development

     Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility.

     The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired in relations to the Proxim, Inc. merger.

     The following table summarizes the key assumptions underlying the valuation for the Company’s purchase acquisition completed in the six months ended June 28, 2002 and June 29, 2001 (in thousands):

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

Note 4 — Balance Sheet Components

	June 28,	December 31,
	2002	2001

	(in thousands)

Marketable securities:
Corporate bonds and time deposits	$3,921	$8,192
Auction rate securities	630	630
Equity investment in a wireless company listed in Canada	103	—

	4,654	8,822
Less: long-term portion	(1,596)	(2,084)

Current portion	$3,058	$6,738

Accounts receivable, net:
Gross accounts receivable	$58,784	$32,802
Less: allowances for bad debts, sales returns and price protection	(8,386)	(5,406)

	$50,398	$27,396

Inventories, net:
Raw materials	$42,604	$12,214
Work-in-process	7,057	675
Finished goods	17,387	10,038

	67,048	22,927
Less: reserve for excess and obsolete inventory	(44,652)	(3,021)

	$22,396	$19,906

Property and equipment, net:
Computer and test equipment	$17,369	$6,191
Furniture and fixtures	1,253	6,850
Leasehold improvements	56	1,871

	18,678	14,912
Less: accumulated depreciation	(7,837)	(6,136)

	$10,841	$8,776

Goodwill and other intangible assets, net:
Goodwill	$122,681	$44,500
Core technology	18,010	—
Developed technology	12,042	—
Acquired workforce	—	1,000
Patents	3,439	229

	156,172	45,729
Less: Accumulated amortization	(11,469)	(9,116)

	$144,703	$36,613

Other current liabilities:
Restructuring accruals, current portion	$6,847	$430
Accrued merger costs	3,336	—
Accrued compensation	5,273	3,129
Accrued warranty costs	1,146	869
Other accrued liabilities	5,323	4,009

	21,925	8,437
Deferred revenue	2,996	160
Less: deferred cost of revenue	(1,798)	—

Deferred revenue, net	1,198	160

	$23,123	$8,597

Note 5 — Revenue Information and Concentration of Credit Risks:

     The Company’s products are grouped into two product lines: Wide Area Network, or WAN, product line, and; Local Area Network, or LAN, product line. The WAN product line includes point-to-point Lynx, Tsunami and Stratum products and point-to-multipoint Tsunami and Stratum products. The LAN product line includes 900 MHz, RangeLAN, Harmony, 802.11b, 802.11a and Skyline products for the Enterprise/Commercial markets; and Symphony HomeRF and HomeRF 2.0 products and Netline products for the Home/SOHO markets. Prior to the merger the Company did not have a LAN product line. Historical LAN revenue prior to March 26, 2002 of the former Proxim, Inc. are not reported in the table below. Revenue information by product line is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
Product Line	2002	2001	2002	2001

WAN	$29,100	$22,295	$53,450	$59,880
LAN	16,077	—	17,141	—

Total revenue	$45,177	$22,295	$70,591	$59,880

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

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
Geographic Region	2002	2001	2002	2001

North America	$25,815	$18,727	$39,947	$50,299
International	19,362	3,568	30,644	9,581

Total revenue	$45,177	$22,295	$70,591	$59,880

     One customer accounted for 29.0% of total revenue for the first six months of 2002, and three customers accounted for 27.9%, 12.7% and 10.2% of total revenue in the first six months of 2001.

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

     As a result of the merger with Proxim, Inc. during the three months ended June 28, 2002, the Company recorded $3.6 million of restructuring charges related to closure of certain facilities and severance pay. The charges include $3.3 million of cash provisions, which include severance of $2.4 million for 56 employees and $0.9 million for future lease commitments and exit costs related to the closure of two facilities. The charge also includes $245,000 related to fixed assets that will no longer be used at the facilities. For the six months ended June 28, 2002, the Company recorded $51.6 million restructuring charges, including a $48.0 million restructuring charge in the first quarter of 2002, related to closure of certain facilities, discontinued product lines and severance pay. The charges include $41.5 million of cash provisions, which include severance of $3.8 million for 61 employees, $32.7 million for future lease commitments and exit costs related to the closure of four facilities and $5.0 million related to purchase order commitments. The charge also includes $10.1 million of non-cash provisions of which $7.7 million relates to an additional reserve for excess and obsolete inventory on hand and $2.4 million relates to fixed assets that will no longer be used at the facilities.

     Included in the restructuring charge during the six months ended June 28, 2002 was an increase in the reserve for excess and obsolete inventory of $7.7 million and purchase commitments of $5.0 million. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, the Company built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

     Due to these factors inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the period ended June 28, 2002:

Balance as of December 31, 2001	$3,021
Additional reserve for excess and obsolete inventory	7,686
Balance acquired with Proxim, Inc.	45,114
Inventory scrapped	(11,169)

Balance as of June 28, 2002	$44,652

     The following table summarizes the restructuring activity in 2001 and the first six months of 2002 (in thousands):

	Severances	Facilities	Inventory	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—	$—
Provision charged to operations	1,382	388	—	46	1,816
Charges utilized	(1,184)	(156)	—	(46)	(1,386)

Balance as of December 31, 2001	198	232	—	—	430
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	3,811	32,699	12,659	2,450	51,619
Charges utilized	(3,904)	(1,452)	(10,205)	(2,450)	(18,011)

Balance as of June 28, 2002	$105	$32,545	$2,454	$—	$35,104

Note 7 — Income Taxes

     The income tax provision for the six months ended June 28, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred, there is significant uncertainty whether a benefit of the deferred tax assets would be realized. The Company will carry back losses to prior years and claim income tax refunds totaling $10.4 million, which was recorded in other current assets in the first quarter of 2002. Accordingly, the Company believes that it is necessary to establish a full valuation allowance of approximately $11.3 million.

Note 8 — Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings Per Share”. Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 119,214,939 and 57,509,224 for the three months ended June 28, 2002 and June 29, 2001, respectively, and weighted average number of shares outstanding of 90,230,245 and 56,791,902 for the six months ended June 28, 2002 and June 29, 2001, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. For the three and six months ended June 28, 2002 and June 29, 2001, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive.

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

Note 10 — Commitments and Contingencies

     The company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at June 28, 2002 were as follows (in thousands):

Six months ending December 31, 2002	$4,347
Year ending December 31:
2003	8,920
2004	9,561
2005	9,416
2006	7,921
Thereafter	25,047

Total minimum lease payments	$65,212

     During the six months ended June 28, 2002 the Company recorded a restructuring charge relating to the committed future lease payment for closed facilities, net of estimated future sublease receipt, of $32.7 million, which are included in the above disclosures.

Note 11 — Legal Proceedings

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

     On August 5, 2002, Proxim and Agere Systems announced that they had settled the pending patent related litigation between the two companies in conjunction with Proxim’s acquisition of Agere Systems’ 802.11 wireless local area network equipment business, including the ORiNOCO product line.

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

Note 12 — Supplemental Cash Flow Data

     The Company acquired cash of $35,961,000 and paid cash of $10,428,000 in connection with its merger with Proxim, Inc., nBand and WirelessHome in the six months ended June 28, 2002 and June 29, 2001, respectively, described below (in thousands):

	Six months ended

	June 28,	June 29,
	2002	2001

Purchase price	$173,789	$28,200
Common stock issued	(159,039)	(15,300)
Accrued transactions costs	(3,336)	(2,682)

Cash paid	11,414	10,218
Less: cash acquired	(35,961)	(72)

Net cash (received) paid from acquisition of businesses	$(24,547)	$10,146

Note 13 — Subsequent Event:

     On June 17, 2002, the Company entered into a definitive acquisition agreement with Agere Systems. On August 5, 2002, the Company completed the transaction, acquiring the 802.11 LAN equipment business of Agere Systems, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus and Broadview Capital Partners have agreed to collectively invest $75 million in the Company. The two investors will receive convertible preferred stock in the amount of approximately $41 million, with a conversion price of $3.06 per share. The remaining $34 million of the investment will be in the form of a note that will convert, upon stockholder approval, into additional shares of the convertible preferred stock. Additionally, the investors will be granted warrants to acquire 12,271,345 shares of common stock for $3.06 per share. A portion of the warrants will be conditioned upon receipt of stockholder approval. Upon stockholder approval, the preferred stock and warrants issued to Warburg Pincus and Broadview are expected to represent approximately 28% of Proxim’s outstanding common stock on an as-converted and as-exercised basis. In addition, in connection with the transaction with Agere, the Company has entered into a patent cross-license agreement with Agere and settled all outstanding litigation with Agere, and has entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide 802.11 chips, modules and cards to Proxim at specified prices.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for any historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q contain certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, cash flows, revenues, financing plans, business strategies and market acceptance of its products. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below under “Risk Factors” and elsewhere in this Report.

     The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, our financial statements, notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Overview

     Proxim Corporation is the company created by the March 26, 2002 merger of Proxim, Inc. and Western Multiplex Corporation. The results for the six months ending June 28, 2002 include the financial results of the former Western Multiplex Corporation for the period from January 1, 2002 to June 28, 2002, and the results of the former Proxim, Inc. for the period from March 27, 2002 to June 28, 2002, in accordance with generally accepted accounting principles for accounting for business combinations. We were founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, we changed our strategy, became a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, we introduced our Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on our core technologies and the technology acquired through our purchase of WirelessHome Corporation in March 2001, we have developed point-to-multipoint systems that enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. We began shipping our first generation of these products at the end of the fourth quarter of 2001. In March 2002, we merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless LAN and building-to-building network products based on RF technology. In April we acquired nBand a startup developer of ASICs technology that the Company intends to use in the development of next-generation ASICs.

     On June 17, 2002, the Company entered into a definitive acquisition agreement with Agere Systems. On August 5, 2002, the Company completed the transaction, acquiring the 802.11 LAN equipment business of Agere Systems, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus and Broadview Capital Partners have agreed to collectively invest $75 million in the Company. The two investors will receive convertible preferred stock in the amount of approximately $41 million, with a conversion price of $3.06 per share. The remaining $34 million of the investment will be in the form of a note that will convert, upon stockholder approval, into additional shares of the convertible preferred stock. Additionally, the investors will be granted warrants to acquire 12,271,345 shares of common stock for $3.06 per share. A portion of the warrants will be conditioned upon receipt of stockholder approval. Upon stockholder approval, the preferred stock and warrants issued to Warburg Pincus and Broadview are expected to represent approximately 28% of Proxim’s outstanding common stock on an as-converted and as-exercised basis. In addition, in connection with the transaction with Agere, the Company has entered into a patent cross-license agreement with Agere and settled all outstanding litigation with Agere, and has entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide 802.11 chips, modules and cards to Proxim at specified prices.

     Revenue. We primarily generate revenue from the sale of our Lynx and Tsunami systems for our WAN product line, and 802.11a and HomeRF 2.0 standards based products, acquired in the Proxim, Inc. acquisition, for our LAN product line. We introduced the Tsunami products at the end of the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in the last month of 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value added resellers and system integrators. Sales to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs.

     We recognize revenue from the sale of our systems and products when all the following conditions are met: the system or product has been shipped for our WAN products, evidence of an arrangement exists and we have the right to invoice the customer, the collection of the receivable is probable, and we have no post-delivery obligations remaining. Revenue from services, such as preinstallation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized over the period of the rental. Revenue generated from our LAN products is deferred until shipments to end customers by the distributors.

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

     During the six months ended June 28, 2002, we sold our products to approximately 170 customers in 45 countries. In the six months ended June 28, 2002, international sales accounted for approximately 43.4% of our total sales. We expect international sales to vary but remain significant as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

     As we have increased sales through our distributors and value-added resellers, we have experienced a decline in the average selling prices of our products. This is because the prices of the products that we sell indirectly through distributors and value-added resellers are lower than the prices of the products we sell directly through our sales force to end-users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. These newer products have higher prices than our older products. Our international sales also have lower average selling prices when compared to our United States and Canadian sales. This is primarily due to our higher reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. As indirect sales and sales in our international markets increase, we expect that our average selling prices will further decrease.

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

     We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions, historical returns for sales of our WAN products, the inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Revenue generated from the LAN product line is deferred until shipment to end customers by the distributors.

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

     We hold minority interests in companies having operations or technology in areas within our strategic focus, one of which is publicly traded and has highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Results of Operations

     The following table provides results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.5	54.2	57.6	51.8

Gross profit	42.5	45.8	42.4	48.2

Operating expenses:
Research and development	16.1	22.7	16.8	15.3
Selling, general and administrative	25.8	42.6	28.9	32.5
Amortization of goodwill and other intangible assets	4.9	6.3	3.3	3.7
Amortization of deferred stock compensation	0.4	1.4	0.6	7.2
Impairment of goodwill and other intangible assets	—	—	—	3.8
Restructuring charges	7.9	1.4	73.1	2.4
In-process research and development	2.7	—	8.1	—
Merger costs	—	—	—	—

Total operating expenses	57.8	74.4	130.8	64.9

Loss from operations	(15.3)	(28.6)	(88.4)	(16.7)
Interest income, net	0.5	2.0	0.5	1.5

Loss before taxes	(14.8)	(26.6)	(87.9)	(15.2)
Income tax provision (benefit)	—	(8.1)	4.6	(0.8)

Net loss	(14.8)%	(18.5)%	(92.5)%	(14.4)%

Comparison of Three and Six Months Ended June 28, 2002 and June 29, 2001

Revenue

     We classify our products into two product lines: Wide Area Network, or WAN, product line, and; Local Area Network, or LAN, product line. The WAN product line includes point-to-point Lynx, Tsunami and Stratum products and point-to-multipoint Tsunami and Stratum products. The LAN product line includes 900 MHz, RangeLAN, Harmony, 802.11b, 802.11a and Skyline products for the Enterprise/Commercial markets; and Symphony HomeRF and HomeRF 2.0 products and Netline products for the Home/SOHO markets. Prior to the merger the Company did not have a LAN product line. Historical LAN revenue prior to March 26, 2002 of the former Proxim, Inc. is not reported in the table below. Revenue information by product line is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
Product Line	2002	2001	2002	2001

WAN	$29,100	$22,295	$53,450	$59,880
LAN	16,077	—	17,141	—

Total revenue	$45,177	$22,295	$70,591	$59,880

     Revenue increased 102.6% from $22.3 million in the second quarter of 2001 to $45.2 million in the second quarter of 2002. Revenue increased primarily due to the contribution of sales of LAN products totaling $16.1 million acquired in the merger with Proxim, Inc. on March 26, 2002 and a $5.1 million increase in sales of point-to-multipoint Tsunami products as well as a $1.7 million increase in point-to-point Lynx and Tsunami products.

     Revenue increased 17.9% from $59.9 million in the six months ended June 29, 2001 to $70.6 million in the six months ended June 28, 2002. Revenue increased primarily due to the contribution of sales of LAN products and a $9.1 million increase in sales of point-to-multipoint Tsunami products partially offset by a $15.5 million decrease in sales of point-to-point Lynx and Tsunami products.

Cost of revenue

     Cost of revenue increased 115.0% from $12.1 million in the second quarter of 2001 to $26.0 million in the second quarter of 2002. As a percentage of revenue, cost of revenue increased from 54.2% in the second quarter of 2001 to 57.5% in the second quarter of 2002. Cost of revenue increased 31.0% from $31.0 million in the six months ended June 29, 2001 to $40.6 million in the six months ended June 28, 2002. As a percentage of revenue, cost of revenue increased from 51.8% in the six months ended June 29, 2001 to 57.6% in the six months ended June 28, 2002. The increases in cost of revenue for both comparable periods were primarily attributable to increased revenue. The increases in cost of revenue as a percentage of revenue for both comparable periods were primarily attributable to manufacturing inefficiencies related to point-to-multipoint Tsunami products and a higher contribution of lower margin LAN products acquired in the merger with Proxim, Inc.

Research and development

     Research and development expenses increased 43.1% from $5.1 million in the second quarter of 2001 to $7.3 million in the second quarter of 2002. Research and development expenses increased 29.7% from $9.1 million in the six months ended June 29, 2001 to $11.8 million in the six months ended June 28, 2002. The increases in research and development expenses for both periods were primarily attributable to the cost of increased personnel, including employees added as a result of the Proxim, Inc. merger, prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses decreased from 22.7% in the second quarter of 2001 to 16.1% in the second quarter of 2002. This percentage decrease was primarily due to higher revenue offset by increased personnel expense. As a percentage of revenue, research and development expenses increased from 15.3% in the six months ended June 29, 2001 to 16.8% in the six months ended June 28, 2002. This percentage increase was primarily due to higher personnel expense, including employees added as a result of the Proxim, Inc. merger.

Selling, general and administrative

     Selling, general and administrative expenses increased 22.1% from $9.5 million in the second quarter of 2001 to $11.6 million in the second quarter of 2002. Selling, general and administrative expenses increased 4.6% from $19.5 million in the six months ended June 29, 2001 to $20.4 million in the six months ended June 28, 2002. The increase in selling, general and administrative expenses for both comparable periods was primarily attributable to increases in sales and marketing personnel expenses, including employees added as a result of the Proxim, Inc. merger, advertising, tradeshow, and public relations expenses. As a percentage of revenue, selling, general and administrative expenses decreased from 42.6% in the second quarter of 2001 to 25.8% in the second quarter of 2002 and from 32.5% in the six months ended June 29, 2001 to 28.9% in the six months ended June 29, 2001. The percentage decreases for both comparable periods were primarily due to increased revenue offset by increased personnel expense including employees added as a result of the Proxim, Inc. merger.

Amortization of goodwill and other intangible assets

     Amortization of goodwill and other intangible assets increased from $1.4 million in the second quarter of 2001 to $2.2 million in the second quarter of 2002. Amortization of goodwill increased from $2.2 million in the six months ended June 29, 2001 to $2.4 million in the six months ended June 28, 2002. Amortization of goodwill and other intangible assets for both comparable periods increased primarily due to the increased intangible assets from the merger with Proxim, Inc. on March 26, 2002 offset by the cessation of amortization of goodwill subsequent to the adoption of SFAS 142 beginning in January 1, 2002.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation was $315,000 in the second quarter of 2001 and $180,000 in the second quarter of 2002. Amortization of deferred stock compensation was $2.3 million in the six months ended June 29, 2001 and $425,000 in the six months ended June 28, 2002. As a result of closing the Ubiquity operations in March 2001, we reversed in the first quarter of 2001 both a portion of the deferred stock compensation associated with the Ubiquity employees expensed in previous quarters and the remaining unamortized portion of the deferred stock compensation associated with those employees. Amortization of deferred stock compensation for both comparable periods decreased primarily due to the closing of the Ubiquity operations in 2001.

Impairment of goodwill and other intangible assets

     We recorded $4.3 million of impairment for goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equaled the unamortized amount of the goodwill as of the date of the closure of the Ubiquity facilities as no future benefit is anticipated since Ubiquity has been replaced by WirelessHome as the developer of the Company’s point-to-multipoint systems.

Restructuring charges

     During the six months ended June 29, 2001, the Company recorded $1.8 million of restructuring charges related to the closure of its former Ubiquity operations and employee severance. The charges included $1.6 million of cash provisions, which included severance of $1.4 million for 26 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. The charge also included $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

     As a result of the merger with Proxim, Inc. during the three months ended June 28, 2002, the Company recorded $3.6 million of restructuring charges related to closure of certain facilities and severance pay. The charges include $3.3 million of cash provisions, which included severance of $2.4 million for 56 employees and $0.9 million for future lease commitments and exit costs related to the closure of two facilities. The charge also includes $245,000 related to fixed assets that will no longer be used at the facilities. For the six months ended June 28, 2002, the Company recorded $51.6 million restructuring charges, including a $48.0 million restructuring charge in the first quarter of 2002, related to closure of certain facilities, discontinued product lines and severance pay. The charges include $41.5 million of cash provisions, which included severance of $3.8 million for 61 employees, $32.7 million for future lease commitments and exit costs related to the closure of four facilities and $5.0 million related to purchase order commitments. The charge also includes $10.1 million of non-cash provisions of which $7.7 million relates to an additional reserve for excess and obsolete inventory on hand and $2.4 million relates to fixed assets that will no longer be used at the facilities.

In-process research and development

     Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility and had no alternative future use as of the date of acquisition.

     The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition.

     The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired in relation to the Proxim, Inc. merger. As of the valuation date, Proxim, Inc. was developing 802.11a wireless LAN adapter in PCI and Mini PCI form factors and a connectorized access point along with HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products are under development and require additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition.

Interest income, net

     Interest income, net decreased from $444,000 in the second quarter of 2001 to $240,000 in the second quarter of 2002. Interest income, net decreased from $916,000 in the first half of 2001 to $371,000 in the first half of 2002. The decrease in interest income for both comparable periods is primarily due lower yields on cash balances.

Income tax provision

     The income tax provision for the six months ended June 28, 2002 was primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred there was significant uncertainty whether a benefit of the deferred tax assets would be realized. We will carry back losses to prior years and claim income tax refunds totaling $10.4 million, which was recorded in other current assets as of June 28, 2002. Accordingly, we believe that it is necessary to establish a full valuation allowance of $11.3 million.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $19.5 million from $16.6 million at December 31, 2001 to $36.1 million at June 28, 2002. Cash and cash equivalents decreased by $19.2 million from $31.1 million at December 31, 2000 to $11.9 million at June 29, 2001.

     Net cash used in operating activities was $8.1 million in the six months ended June 28, 2002 primarily due to net loss after the effect of non cash charges, an increase in accounts receivable and other current assets, partially offset by a decrease in inventory and an increase in accounts payable and accrued liabilities. Net cash used in operating activities was $8.7 million in the six months ended June 29, 2001 primarily due to net loss after the effect of non cash charges, an increase in inventory and other current assets, partially offset by a decrease in accounts receivable, accounts payable and accrued liabilities.

     Net cash provided by investing activities was $27.3 million in the six months ended June 28, 2002 due to $24.5 million in cash provided by merger with Proxim, Inc. and $5.0 million in net proceeds from the sale of investment securities, partially offset by $2.2 million in capital spending. Net cash used in investing activities was $10.7 million in the six months ended June 29, 2001 due to capital spending of $3.9 million and $10.1 million of spending associated with the acquisition of WirelessHome, partially offset by the net proceeds from the sale of investment securities of $3.4 million.

     Net cash provided by financing activities was $382,000 in the six months ended June 28, 2002 due to issuance of common stock as a result of the exercise of employee stock options and employee stock purchase plan purchases. Net cash provided by financing activities was $196,000 in the six months ended June 29, 2001 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases offset by repayment of long-term debt.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at June 28, 2002 were as follows (in thousands):

Six months ending December 31, 2002	$4,347
Year ending December 31:
2003	8,920
2004	9,561
2005	9,416
2006	7,921
Thereafter	25,047

Total minimum lease payments	$65,212

     As of June 28, 2002 we had unconditional purchase order commitments of $2.5 million, which were accrued for as restructuring charges.

     On November 1, 1999, the Company entered into a credit agreement with Credit Suisse First Boston, as agent. The credit agreement included two term notes and a $10 million revolving credit facility maturing in November 2000. The Company had the option to prepay the term notes at any time upon adequate notice to the lender. In August 2000, subsequent to the Company having completed its initial public offering, the Company repaid the term notes and all borrowings outstanding under the revolving credit facility. As of June 28, 2002, the Company had no borrowings outstanding under the revolving credit facility.

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

     There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Proxim, as well as factors beyond our control, including the continued weakness of the wireless communications industry, volatility and uncertainty in the capital markets as well as increased market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset”. SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 in the year ending December 31, 2002. The effect of adopting this statement did not have a material effect on our financial statements.

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

     We may not achieve certain benefits and synergies expected from the March 26, 2002 merger between Proxim, Inc. and Western Multiplex Corporation, or the August 5, 2002 acquisition of the 802.11 wireless LAN equipment business of Agere Systems, either of which may have a material adverse effect on our business, financial condition and operating results and/or could result in the loss of key personnel.

     We will need to overcome significant challenges in order to realize any benefits or synergies from the Proxim/Western Multiplex merger and the Agere asset purchase, including the timely, efficient and successful execution of a number of post-transaction events, including:

•	integrating the operations of these businesses, particularly geographically dispersed operations;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of each company and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

     The execution of these post-transaction events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of our ongoing business and distraction of our management;

•	unanticipated expenses and potential delays related to integration of technology and other resources of these companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the transactions and the combined operations.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger.

The market price of our common stock may decline as a result of the Proxim/Western Multiplex merger or Agere asset purchase.

     The market price of our common stock may decline as a result of these transactions for a number of reasons, including if:

•	the integration of the these businesses is not completed in a timely and efficient manner;

•	the combined company does not achieve the perceived benefits of these transactions as rapidly or to the extent anticipated by financial analysts, industry analysts or investors; or

•	the effect of these transactions on our financial results is not consistent with the expectations of financial analysts, industry analysts or investors.

The merger and asset purchase may adversely affect our financial results.

     We have incurred transaction costs of approximately $14 million in connection with the merger. We expect to incur transaction costs of approximately $5 million in connection with the asset purchase. If the benefits of these transactions do not exceed the associated costs, including costs associated with integrating these businesses and dilution to our stockholders resulting from the issuance of shares in connection with the merger and the asset purchase, our financial results, including earnings per share, could be materially harmed.

Products sales could decline if customer relationships are disrupted by the merger or the asset purchase.

     The merger or the asset purchase may have the effect of disrupting customer relationships. Former customers of Western Multiplex, Proxim, Inc. and Agere may not continue their current buying patterns following these transactions. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of the combined company or may instead purchase products of competitors. Any significant delay or reduction in orders for our products could cause our products sales to decline.

The combined company is not profitable on a pro forma basis and may not be profitable in the future.

     For the six months ended June 28, 2002 we had a $65.3 million net loss. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and Agere in producing many of their products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

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

     Proxim, Inc. produced its 802.11a and HomeRF 2.0 products for a limited amount of time and Western Multiplex had just began production of its Tsunami point-to-multipoint product. Agere also had a limited operating history with its 802.11 wireless LAN equipment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

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

     Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	our ability to successfully manage the integration of operations;

•	the sell-through rate of our Symphony HomeRF and ORiNOCO products (acquired in the Agere asset purchase) through consumer retail channels;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the HomeRF, IEEE 802.11b, IEEE 802.11a, or Bluetooth specifications);

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint systems;

•	technical difficulties, system downtime or other similar failures;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

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

Our future operating results could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the merger and the Agere asset purchase.

     In accordance with generally accepted accounting principles, we have accounted for the merger of Proxim, Inc. and Western Multiplex using the purchase method of accounting. Under the purchase method of accounting, we have recorded the market value of our common stock issued in connection with the merger, the fair value of the options to purchase Proxim, Inc. common stock that became options to purchase Proxim Corporation common stock and the amount of direct transaction costs as the cost of combining with Proxim, Inc. We have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets will be required to be amortized prospectively over their estimated useful lives. The purchase price will also be allocated to deferred compensation, based on the portion of the intrinsic value of the unvested Proxim, Inc. options we have assumed to the extent that service is required after completion of the merger in order to vest. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but goodwill will be subject to periodic reviews for impairment. If we are required to recognize an impairment charge, the charge will negatively impact reported earnings in the period of the charge. We will account for the Agere asset purchase using the purchase method of accounting, which also may adversely affect our future operating results.

Shares eligible for future sale, including shares owned by our principal stockholders, may cause the market price of our common stock to drop significantly, even if our business is doing well.

     The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. To finance the Agere asset purchase, we entered into a securities purchase agreement with Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliated entities. In connection with the closing of the Agere asset purchase, we issued shares of Series A preferred stock and warrants to purchase common stock to these investors. The Marketplace Rules of the National Association of Securities Dealers, which apply to us as Nasdaq-listed company, require the approval of our stockholders prior to our issuance of additional shares of Series A preferred stock and warrants to purchase common stock pursuant to the securities purchase agreement. Upon receipt of approval of our stockholders at a special meeting, notes issued to these investors will convert into additional shares of Series A preferred stock and additional warrants will be issued to them. Following these issuances, and assuming conversion and exercise, these investors initially will collectively represent approximately 24% of our outstanding common stock. We have agreed to file a registration statement with the Securities and Exchange Commission to register the capital stock held by these investors. Upon the effectiveness of the registration statement, the investors will have the right to resell their equity holdings.

     In addition, approximately 32.1 million of our outstanding shares are held by affiliates of Ripplewood Investments L.L.C. and an aggregate of approximately 6.0 million are held by Jonathan Zakin, who is our Chairman and Chief Executive Officer, and his affiliates. The shares of common stock held by these stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act and are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144 or in a registered offering. In the event that the affiliates of Ripplewood Investments L.L.C. distribute shares that they hold to their members and partners that are not affiliates of the Company, those distributed shares could be immediately sold without regard to any volume limitations. In connection with the execution of the merger agreement between Proxim, Inc. and Western Multiplex, the affiliates of Ripplewood Investments L.L.C. that now hold shares of Proxim Corporation common stock entered into a stockholders’ agreement that set limitations on their ability to transfer their shares, including distributions to members and partners, for a limited period of time and provides registration rights with respect to their shares. In exchange for a voting agreement in connection with the Agere asset purchase, and effective as of the record date of our special meeting of stockholders to approve the issuance of additional shares of Series A preferred stock and warrants to purchase common stock to the financing investors, we have agreed to release the affiliates of Ripplewood Investments L.L.C. from the resale restrictions set forth in the stockholders’ agreement. If affiliates of Ripplewood Investments L.L.C. distribute all or a significant number of our shares, the market price of our common stock may decline significantly.

     In addition to outstanding shares eligible for sale, as of June 28, 2002, options and warrants to acquire 33.7 million shares of common stock of Proxim Corporation were outstanding. Also, as of June 28, 2002, approximately an additional 15.9 million shares of Proxim Corporation common stock were reserved for issuance to employees of Proxim Corporation under existing and/or assumed stock option plans.

Competition within the wireless networking industry is intense and is expected to increase significantly. Our failure to compete successfully could materially harm our prospects and financial results.

     The market for broadband wireless systems and wireless local area networking and building-to-building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

     We could be at a disadvantage to competitors, particularly Alcatel, Business Networks AB, Cisco Systems, Ericsson, Linksys and Nortel Networks Corporation, that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation, Alvarion (the merger of Breezecom and Floware), Cisco Systems (which acquired Aironet Wireless Communications), Enterasys, Intersil, Nokia, Symbol Technologies and 3Com.

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

     Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the wireless LAN and building-to-building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that the we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

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

     During the six months ending June 28, 2002, international sales accounted for approximately 43% of our total sales. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24%, 33% and 23% of total revenue during the calendar years 2001, 2000 and 1999, respectively. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33%, 18% and 21% of total revenue during the calendar years 2001, 2000 and 1999, respectively. Agere’s sales of its ORiNOCO products included sales to a number international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

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

     Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Alcatel, Cisco, Intel, Linksys and Nortel, among others, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such our Tsunami point-to-multipoint technology and 802.11a and HomeRF 2.0 technologies in which we are currently investing substantial capital, have only been commercially introduced in the last few years. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below, in order of importance, the factors that we believe are key to the success or failure of broadband wireless access technology:

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

     A limited number of OEM customers may contribute a significant percentage of our pro forma revenue. Sales to one Proxim, Inc. customer in calendar years 2000 and 1999 represented approximately 12% and 30% of total revenue, respectively. Agere’s sales of its ORiNOCO products included sales to OEM customers. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. Proxim, Inc. also experienced quarter to quarter variability in sales to each of its major OEM customers. Sales of many of Proxim, Inc.’s wireless networking products depended upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporated Proxim, Inc.’s wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

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

     We depend on single or limited source suppliers for several key components used in our products. Proxim, Inc. and Agere depended on single sources for its proprietary application specific integrated circuits, or ASICs, and assembled circuit boards. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We have entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide us with 802.11 chips, modules and cards. Other than this agreement, we do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

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

To compete effectively, we will need to establish and expand new distribution channels for Proxim, Inc.’s home networking products and Western Multiplex’s point-to-point and point-to-multipoint products and Agere’s 802.11 wireless local area networking products.

     Western Multiplex sold its point-to-point and point-to-multipoint products, Proxim, Inc. sold its branded RangeLAN2 and Harmony products, and Agere sold its ORiNOCO products through domestic and international distributors. We intend to add new distributors and value added resellers for the Symphony HomeRF family of cordless home and small office networking products and the Tsunami point-to-multipoint products. Symphony HomeRF products are currently sold through computer retailers, leading computer catalogs and numerous on-line retail sites over the Internet. In general, distributors, value added resellers and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing our efforts to sell our products. In addition they often focus on specific markets and we will need to add new distributors and value added resellers as we expand our sales to new markets. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of products ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

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

Several of our stockholders beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring shareholder approval and could discourage potential acquisitions of our company.

     Following the issuances of Series A preferred stock and warrants to purchase common stock to Warburg Pincus and Broadview Capital Partners, and assuming approval of our stockholders at a special meeting for the issuances of additional shares of Series A preferred stock and warrants to purchase common stock, and conversion and exercise of these securities, these investors will collectively hold approximately 24% of our outstanding common stock. Affiliates of Ripplewood Investments L.L.C. will control approximately 26.9% of our outstanding common stock. These stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of these stockholders may be different than those of other stockholders of our company. In addition, the significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquiror from obtaining control of our company.

Holders of our Series A preferred stock have rights that are senior to those of our common stock.

     Holders of our Series A preferred stock are entitled to receive certain benefits not available to holders of our common stock. In particular:

     •   from August 2005 through August 2007, shares of Series A preferred stock will be entitled to dividends equal to 8% of their liquidation preference per year, payable, at our election, in cash or shares of our common stock valued at the then-market price;

     •   each share of Series A preferred stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8%, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

     •   in August 2007, we will be required to redeem all outstanding shares of Series A preferred stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

     •   in the event of a change of control of our company, we will have the right to convert the Series A preferred into common stock if upon such conversion the holders of Series A preferred stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or repurchase the Series A preferred stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to August 2005, the liquidation preference will increase to include three years’ of accretion;

     •   holders of Series A preferred stock have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

     •   the conversion price of the Series A preferred stock, which initially shall be approximately $3.06 per share, will be subject to customary weighted average anti-dilution adjustments and other customary adjustments;

     •   the approval of holders of a majority of the Series A preferred is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series A preferred stock, and any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock; and

     •   for so long as Warburg Pincus owns at least 25% of its shares of Series A preferred stock or the common stock issuable on conversion of its Series A preferred stock, Warburg Pincus will have the right to nominate for election one member of our board of directors, who will sit on all major board committees.

The terms of the notes issued to Warburg Pincus and Broadview Capital Partners in connection with the closing of the Agere asset purchase may adversely affect our business and financial results.

     In connection with the financing of the Agere asset purchase, we have issued notes with an aggregate principal amount of $34 million. The notes generally become due and payable upon the occurrence of an event of default or at the earlier of:

     •   any time after 120 days following the date of such stockholder vote, at the request of the noteholders, if the proposal is not approved by our stockholders at the special meeting and

     •   December 31, 2002.

     If our stockholders approve the proposal to issue additional Series A preferred and warrants to purchase common stock at our special meeting, all outstanding notes will immediately and automatically be converted into shares of our Series A preferred stock. If our stockholders do not approve the transaction, we will be required to pay the principal and accrued interest on the notes, which would reduce the cash available for other business purposes. In addition, while the notes are outstanding, we may not generally, without the prior written consent of the investors holding a majority of the principal amount of the notes:

     •   incur any indebtedness for money borrowed other than indebtedness not in excess of $20 million (under existing lines of credit) and indebtedness the net proceeds of which are used to repay the notes in their entirety;

     •   grant or permit any liens, pledges or encumbrances on any of our assets;

     •   sell any material assets for consideration in excess of $10 million in the aggregate, other than sales of inventory in the ordinary course of business; or

     •   pay or declare any dividend or distribution.

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

     On August 5, 2002, Proxim and Agere Systems announced that they had settled the pending patent related litigation between the two companies in conjunction with Proxim’s acquisition of Agere Systems’ 802.11 wireless local area network equipment business, including the ORiNOCO product line.

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

     On August 5, 2002, Proxim and Agere Systems announced that they had settled the pending patent related litigation between the two companies in conjunction with Proxim’s acquisition of Agere Systems’ 802.11 wireless local area network equipment business, including the ORiNOCO product line.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 2002, the Annual Meeting of Stockholders of Proxim Corporation was held at 10:00 am, local time, at the Company’s headquarters at 935 Stewart Drive, Sunnyvale, California.

     An election of directors was held with the following individuals being elected to the Board of Directors of Proxim Corporation as Class II directors:

     Michael J. Boskin
     Merle L. Gilmore
     Jonathan N. Zakin

     David C. King and Kenneth E. Westrick continued to serve as Class I directors, and Jeffrey D. Saper and Joseph R. Wright, Jr. continued to serve as Class III directors. Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1.	To ratify the proposed amendments to the Proxim Corporation 2000 stock option plan for Non-employee Directors. The number of affirmative votes for this proposal was 87,180,210, the number of negative votes was 4,580,865 and the number of abstained votes was 238,744.

2.	To ratify the proposed amendment to the Proxim Corporation 1999 Stock Incentive Plan. The number of affirmative votes for this proposal was 89,987,803, the number of negative votes was 1,774,716 and the number of abstained votes was 237,600.

3.	To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2002. The number of affirmative votes for this proposal was 90,788,089, the number of negative votes was 1,136,173 and the number of abstained votes was 75,857.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q

A.   Exhibits:

2.1(1)	Asset Purchase Agreement, dated as of June 14, 2002, by and between Proxim Corporation and Agere Systems, Inc.

2.2(1)	Securities Purchase Agreement, dated as of June 16, 2002, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and Broadview Capital Partners Qualified Purchasers Fund L.P.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002.

B.   Reports on Form 8-K:

Date	Item Reported On

April 5, 2002	Amendment No. 1 to Current Report on Form 8-K filed on March 28, 2002: changes in Registrant’s Certifying Accountant. On March 26, 2002, the Board of Directors of the Company engaged PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants for fiscal year 2002.

May 30, 2002	Amendment No. 1 to Current Report on Form 8-K filed on March 26, 2002 with respect to financial statements, pro forma financial information and exhibits in connection with the announced Agreement and Plan of Reorganization between Proxim, Inc. and Western Multiplex Corporation.

June 16, 2002	On June 17, 2002, the Registrant and Agere Systems, Inc. (“Agere”) issued a joint press release announcing that they had entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), as of June 14, 2002. Pursuant to the terms of the Asset Purchase Agreement, the Registrant will acquire all assets primarily relating to the 802.11 wireless local area network (LAN) equipment business of Agere, including its ORiNOCO product line, in exchange for $65 million in cash.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002		Proxim Corporation

	By:	/s/ Keith E. Glover Keith E. Glover Executive Vice President Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement, dated as of June 14, 2002, by and between Proxim Corporation and Agere Systems, Inc.

2.2(1)	Securities Purchase Agreement, dated as of June 16, 2002, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and Broadview Capital Partners Qualified Purchasers Fund L.P.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002.