Form 10-Q/A
period 2002-06-28
PROXIM CORP
filed 2002-08-13
CIK 1112263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

     This Amendment No. 1 to Form 10-Q is being filed for the sole purpose of refiling Exhibit 99.2 to correct a scrivener’s error in the Certification of Chief Financial Officer Keith E. Glover rendered on August 12, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002		Proxim Corporation

	By:	/s/ Keith E. Glover Keith E. Glover Executive Vice President Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement, dated as of June 14, 2002, by and between Proxim Corporation and Agere Systems, Inc.

2.2(1)	Securities Purchase Agreement, dated as of June 16, 2002, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and Broadview Capital Partners Qualified Purchasers Fund L.P.

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Previously filed.
(1)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002.