Form 10-Q
period 2002-09-27
PROXIM CORP
filed 2002-11-12
CIK 1112263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of November 8, 2002, was 119,688,165. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PROXIM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 27, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$28,253	$16,552
Short-term investments	1,042	6,738
Accounts receivable, net	28,520	27,396
Inventory, net	51,301	19,906
Other current assets	5,468	2,413
Deferred tax assets	—	8,224

Total current assets	114,584	81,229
Property and equipment, net	10,726	8,776
Goodwill and other intangible assets, net	206,268	36,613
Deferred tax assets, long-term portion	—	3,125
Restricted cash and long-term investments	1,599	2,084
Other long-term assets	4,599	2,571

Total assets	$337,776	$134,398

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,687	$7,549
Accrued liabilities	26,442	8,597

Total current liabilities	53,129	16,146
Long-term debt	101	—
Convertible promissory note	34,000	—
Restructuring accruals, long-term portion	27,288	—

Total liabilities	114,518	16,146

Commitments and contingencies (notes 10 and 11)
Mandatorily redeemable convertible preferred stock: Series A, no par value; authorized 5,000,000 shares: 1,640,000 shares issued and outstanding at September 27, 2002	29,489	—

Stockholders’ equity:
Common stock, Class A, par value $.01; authorized 200,000,000 shares: 59,218,105 and 119,688,165 shares issued and outstanding at December 31, 2001 and September 27, 2002, respectively	1,619	1,013
Common stock, Class B, par value $.01; authorized 100,000,000 shares: no shares issued and outstanding at December 31, 2001 and September 27, 2002, respectively	—	—
Additional paid-in capital	334,790	159,626
Notes receivable from employees	(898)	(918)
Treasury stock	(21,585)	(21,400)
Deferred stock compensation	(114)	(614)
Unrealized gain (loss) on investments	(154)	75
Accumulated deficit	(119,889)	(19,530)

Total stockholders’ equity	193,769	118,252

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity	$337,776	$134,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Revenue	$24,118	$21,675	$94,709	$81,555
Cost of revenue	14,091	12,829	54,730	43,813

Gross profit	10,027	8,846	39,979	37,742

Operating expenses:
Research and development	8,699	5,151	20,543	14,282
Selling, general and administrative	15,220	10,427	35,617	29,904
Amortization of goodwill and intangible assets	4,606	1,491	6,959	3,727
Amortization of deferred stock compensation	316	303	741	2,559
Impairment of goodwill and intangible assets	—	—	—	4,331
Restructuring charges	2,335	396	53,954	1,816
In-process research and development	10,364	—	16,100	—
Merger costs	—	—	—	30

Total operating expenses	41,540	17,768	133,914	56,649

Loss from operations	(31,513)	(8,922)	(93,935)	(18,907)
Interest income (expense), net	(355)	304	16	1,220

Loss before income taxes	(31,868)	(8,618)	(93,919)	(17,687)
Income tax provision (benefit)	—	(2,905)	3,224	(3,356)

Net loss	(31,868)	(5,713)	(97,143)	(14,331)
Deemed preferred stock dividend	(2,740)	—	(2,740)	—
Accretion of Series A preferred stock	(476)	—	(476)	—

Net loss attributable to common stockholders	$(35,084)	$(5,713)	$(100,359)	$(14,331)

Net loss per share attributable to common stockholders — basic and diluted	$(0.29)	$(0.10)	$(1.00)	$(0.25)

Shares used to compute net loss per share — basic and diluted	119,556,721	57,747,335	100,005,804	57,084,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 27, 2002	September 28, 2001

Cash flows from operating activities:
Net loss	$(97,143)	$(14,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax assets	12,624	(2,514)
Depreciation and amortization	10,567	8,403
Impairment of goodwill and other intangible assets	—	4,331
In-process research and development	16,100	—
Provision for bad debts, sales returns and price protection	—	2,983
Provision for restructuring charges	53,954	—
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable, net	7,790	1,079
Inventory, net	(25,690)	(10,214)
Other assets	(1,933)	2,374
Accounts payable and accrued liabilities	6,891	(10,120)
Payable to parent company	—	(35)

Net cash used in operating activities	(16,840)	(18,044)

Cash flows from investing activities:
Purchase of property and equipment	(3,146)	(4,388)
Purchase of investment securities	—	(10,154)
Sale of short-term investments	6,943	20,899
Net cash used in acquisitions	(50,577)	(10,146)

Net cash used in investing activities	(46,780)	(3,789)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,703)
Proceeds from repayments of notes receivable from employees	20	144
Proceeds from issuance of Series A preferred stock	41,000	—
Proceeds from issuance of convertible promissory notes	34,000	—
Issuance of common stock, net	919	1,844
Purchase of treasury stock	(618)	—

Net cash provided by financing activities	75,321	285

Net increase (decrease) in cash and cash equivalents	11,701	(21,548)
Cash and cash equivalents at beginning of period	16,552	31,094

Cash and cash equivalents at end of period	$28,253	$9,546

Supplemental disclosures:
Cash paid (received) during the period for:
Income taxes	$(7,938)	$2,038

Non-cash transactions:
Issuance of common stock and stock options assumed in connection with acquisitions	$159,039	$12,061

Restructuring charges	$10,136	$226

Accretion of series A preferred stock	$834	$—

Warrants issued in connection with Series A preferred stock	$12,345	$—

Deemed preferred stock dividend	$2,740	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — The Company

Proxim Corporation (the “Company”) is the company created by the merger of Proxim, Inc. and Western Multiplex Corporation, or Western Multiplex, on March 26, 2002. The results for the nine months ended September 27, 2002 include the financial results of the former Western Multiplex for the period from January 1, 2002 to September 27, 2002 and the results of the former Proxim, Inc. for the period from March 27, 2002 to September 27, 2002, in accordance with accounting principles generally accepted in the United States of America. Western Multiplex was founded in 1979 in Sunnyvale, California, as a vendor of radio components and related services. In 1992, Western Multiplex changed its strategy, and became a designer and manufacturer of broadband wireless systems and launched its Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-topoint broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging data and voice network traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation, or WirelessHome, in March 2001, Western Multiplex developed point-to-multipoint systems designed to enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless local area networking, or LAN, and building-tobuilding network products based on radio frequency, or RF, technology and changed its name to Proxim Corporation. On August 5, 2002, the Company completed the acquisition of the 802.11 wireless LAN systems business of Agere Systems, Inc., or Agere, including its ORiNOCO product line.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 27, 2002, the condensed consolidated statements of operations for the three and nine months ended September 27, 2002 and September 28, 2001, and the condensed consolidated statements of cash flows for the nine months ended September 27, 2002 and September 28, 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

The balance sheet at December 31, 2001 has been derived from Western Multiplex’s audited financial statements as of that date. Certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three and nine months ended September 27, 2002 and September 28, 2001 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

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

Effective June 29, 2002, the Company began to recognize sales of its wide area network, or WAN, products to distributors with rights of return on a sell-through basis. As such, the Company now recognizes sales to distributors with rights of return upon shipment to the end customer. Formerly, the Company recognized revenue for sales of all WAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the ORiNOCO business and the adoption of one uniform method is consistent with the Company’s plans to sell bundled and integrated LAN and WAN products. The impact of this change resulted in an increase in the net loss and loss per share of $9.2 million and $0.08, respectively. Deferred gross profit on these distributor sales at September 27, 2002 was $15.0 million. In addition to the deferral of certain WAN product revenue identified above, the Company reported accounts receivable net of deferred revenue, and carried the value of the related products as consigned inventory. As of September 27, 2002, accounts receivable was reduced by $36.1 million to $28.5 million and the Company recorded consigned inventory of $21.1 million which increased total inventory to $51.3 million. This change in accounting methodology is treated as a change in estimate, and made on a prospective basis.

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

Note 3 — Business Combinations

Acquisition of the 802.11 wireless LAN systems business of Agere Systems, Inc.

On August 5, 2002, the Company completed its acquisition of the 802.11 wireless LAN systems business of Agere, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of redeemable convertible Series A preferred stock (“Preferred Stock”) in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of common stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Preferred Stock of $2.7 million was also recorded to increase the loss attributable to common stockholders. The remaining $34 million was in the form of convertible notes. Upon the receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Preferred Stock and the Company granted to the investors additional warrants to purchase approximately 5.6 million shares of common stock valued at $1.6 million, which will be recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ending December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of common stock for approximately $3.06 per share. The Preferred Stock and warrants issued to the investors represent approximately 28% of Proxim’s outstanding common stock on an as-converted and as-exercised basis including dividends. In addition, in connection with the transaction, the Company has entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and has entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to Proxim at specified prices. Total consideration of $70.0 million for the acquisition comprised:

•       $65.0 million in cash; and

•       transaction expenses of approximately $5.0 million.

The purpose of the acquisition is to expand the Company’s customer base, technological capability and geographical coverage.

The total purchase price was allocated to the tangible and identifiable intangible assets, goodwill acquired and liabilities assumed on the basis of their relative fair values as follows (in thousands):

Inventory, net	$557
Property and equipment	163
Core technology	8,521
Developed technology	16,994
Customer relationships	8,995
Tradename	5,909
Liabilities assumed	(4,589)
Acquired in-process research and development	10,364
Goodwill	23,086

$70,000

The liabilities assumed consist principally of restructuring charges related to severance pay totaling $2.3 million for 55 employees, warranty expense and other current liabilities.

The core and developed technology acquired include Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products. These products have already achieved technological feasibility in the marketplace. The fair value assigned to the core technology and developed technology totaled $8.5 million and $17.0 million respectively, and is being amortized over the expected life of its cash flows.

As of the valuation date, it was assumed that there was some value attributable to the ORiNOCO customer base. In valuing the ORiNOCO customer base, the Company employed an income approach similar to that used in valuing the technology. The customer base includes original equipment manufacturers (“OEM”) such as Avaya, Dell Computer, Fujitsu and Hewlett Packard. The fair value assigned to the ORiNOCO customer base totaled $9.0 million and is being amortized over the expected life of its cash flows.

As of the valuation date, it was assumed that there was some value attributable to the ORiNOCO tradename. In valuing the tradename, the Company utilized the relief from royalty methodology, which assumes that the value of the asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the asset. Therefore, a revenue stream for the asset was estimated based on the revenue from the technology over the next five years, which represents the developed, core and in-process revenue stream. The Company then applied a 2.0% royalty rate to the forecasted revenue to estimate the pre-tax income associated with the asset. The fair value assigned to the tradename totaled $5.9 million and because the Company will continue to use the ORiNOCO tradename the intangible asset will not be amortized.

Purchased in-process research and development, or IPR&D, consisted of next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the 802.11 wireless LAN systems business of Agere was developing next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products. These products are under development and require additional hardware and software development. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 50%. The fair value assigned to the IPR&D totaled $10.4 million and was expensed at the time of the acquisition.

Core technology, developed technology and customer relationships are being amortized on a straight-line basis over the following estimated periods of benefit:

Core technology	5 years
Developed technology	2 years
Customer relationships	3 years

Acquisition of nBand Communications, Inc.

On April 18, 2002, the Company acquired nBand Communication, Inc. (“nBand”), a California corporation. nBand is a startup developer of advanced application specific integrated circuits (ASICs) designs that the Company intends to use in the development of next generation ASICs. The purchase price was $1.2 million and comprised of $550,000 in cash, 180,144 shares of Class A common stock valued at approximately $450,000 and transaction expenses of approximately $200,000. In the second quarter of 2002, the Company assigned the entire purchase price of $1.2 million to purchased in-process research and development as the acquired technology had not reached technological feasibility.

Merger with Proxim, Inc.

On March 26, 2002, the merger between Western Multiplex Corporation and Proxim, Inc. was completed, resulting in Proxim Corporation as the combined company. The combined company provides broadband, or high speed, wireless access products to service providers, businesses and other enterprises as well as high performance wireless LAN products based on RF technology. The merger was accounted for as a purchase transaction with Proxim, Inc. as the purchased entity. Total consideration of $172.6 million for the merger and was adjusted to $175.3 million in the third quarter of 2002 and comprised of:

•	59,506,503 shares of Class A common stock valued at approximately $133.3 million;

•	options and warrants having an assumed value of approximately $25.3 million; and

•	transaction expenses originally estimated at $14.0 million were adjusted in the third quarter of 2002 to $16.7 million.

The total purchase price was allocated to the tangible and identifiable intangible assets, goodwill acquired and liabilities assumed on the basis of their relative fair values as follows (in thousands):

Cash and cash equivalents	$35,961
Marketable securities	991
Accounts receivable, net	8,914
Inventory, net	12,834
Other current assets	1,150
Other long-term assets	2,000
Plant and equipment	3,958
Core technology	18,010
Developed technology	12,042
Patents	3,210
Liabilities assumed	(8,199)
Acquired in-process research and development	4,536
Goodwill	79,847

$175,254

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

Purchased in-process research and development consisted of 802.11a and HomeRF 2.0 wireless networking products under development, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, Proxim, Inc. was developing 802.11a wireless LAN adapters in PCI and Mini PCI form factors and a connectorized access point as well as a HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products are under development and require additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. The fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition.

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

Acquisition of Ubiquity Communication, Inc.

On March 24, 2000, the Company acquired Ubiquity Communication, Inc. (“Ubiquity”), located in Petaluma, California. Through the acquisition, the Company acquired technology for use in its development of point-to-multipoint systems. At the time of the acquisition, Ubiquity had seven employees, including six engineers. In connection with the acquisition, the Company issued 692,772 shares of Class A common stock to its former owners and reserved 137,727 shares of our Class A common stock for issuance upon the exercise of the Ubiquity options we assumed. The value of the consideration paid for the acquisition of Ubiquity was $6.4 million. The transaction was accounted for using the purchase method of accounting. In March 2001, the Ubiquity operations were closed due to the acquisition of WirelessHome.

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

Pro Forma Financial Information

The following table represents unaudited pro forma financial information for the nine months ended September 27, 2002 and September 28, 2001 had Proxim Corporation (formerly Western Multiplex Corporation), Proxim, Inc., WirelessHome, nBand and the 802.11 wireless LAN systems business of Agere been combined as of January 1, 2001. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, Proxim, Inc., WirelessHome, nBand and the 802.11 wireless LAN systems business of Agere been a combined company during the specified periods. The pro forma results include the effects of the amortization of identifiable intangible assets and goodwill and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $4.5 million, $6.4 million, $1.2 million and $10.4 million charges for acquired in-process technology from Proxim, Inc., WirelessHome, nBand and the 802.11 wireless LAN systems business of Agere acquisitions, respectively (in thousands except per share amounts):

	Nine Months Ended

	September 27, 2002	September 28, 2001

Revenue	$156,102	$269,950
Net loss attributable to common stockholders	$(117,907)	$(91,581)
Basic and diluted net loss per share attributable to common stockholders	$(1.08)	$(0.85)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of the following (in thousands):

	September 27, 2002	December 31, 2001

Goodwill:
GTI	$17,126	$17,126
WirelessHome	18,775	18,775
Proxim, Inc.	79,847	—
802.11 wireless LAN systems business	23,086	—

	$138,834	$35,901

Acquired intangible assets:
WirelessHome and other	$280	$712
Proxim, Inc.	29,133	—
802.11 wireless LAN systems business	38,021	—

	$67,434	$712

In July 2001, the Financial Accounting Standards Board, or FASB, issued, Statement of Financial Accounting Standards, or SFAS, No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles,” respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company adopted these new statements to account for the merger with Proxim, Inc., the acquisition of nBand and the acquisition of the 802.11 wireless LAN systems business of Agere.

Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totals $22.0 million. Prior to January 1, 2002 this goodwill was amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year. As a result of the Company’s adoption of SFAS No. 142, as of January 1, 2002, the Company no longer amortizes goodwill.

Goodwill related to the acquisition of WirelessHome totaled $24.7 million. Prior to December 31, 2001 this goodwill was amortized on a straight-line basis over its estimated useful life of 5 years. As a result of the Company’s adoption of SFAS No. 142, as of January 1, 2002, the Company no longer amortizes goodwill. This goodwill was subject to subsequent adjustments upon WirelessHome meeting certain development milestones and other considerations. After WirelessHome met those development milestones, the goodwill was adjusted to $22.5 million in the fourth quarter of 2001.

Goodwill related to the merger with Proxim, Inc. totaled $77.2 million and was adjusted to $79.9 million in the third quarter of 2002 as a result of additional unanticipated transaction expenses.

Goodwill related to the 802.11 wireless LAN systems business of Agere totaled $23.1 million.

Assembled workforce related to the acquisition of WirelessHome totaled $1.0 million were reclassified as Goodwill on January 1, 2002. Patents related to the acquisition of Ubiquity totaled $229,000, and are being amortized on a straight-line basis over an estimated useful life of 3 years.

Core technology, developed technology and patents related to the merger with Proxim, Inc. totaled $18.0 million, $12.0 million and $3.2 million respectively, and are being amortized on a straight-line basis over an estimated useful life of 5 years, 3 years and 5 years, respectively.

Core technology, developed technology and customer relationships related to the acquisition of the 802.11 wireless LAN systems business of Agere totaled $8.5 million, $17.0 million and $9.0 million respectively, and are being amortized on a straight-line basis over an estimated useful life of 5 years, 2 years and 3 years, respectively. The fair value assigned to the trade name totaled $5.9 million and because the Company will continue to use the ORiNOCO tradename the intangible asset will not be amortized.

The Company assesses long-lived assets for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

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

The amount expensed to purchased in-process research and development in the third quarter of 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere’s 802.11 wireless LAN systems business. The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired in relations to the Proxim, Inc. merger. The following table summarizes the key assumptions underlying the valuation for the Company’s purchase transactions completed in the nine months ended September 27, 2002 and September 28, 2001 (in thousands):

	Year	Estimated Cost to complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process Research and Development

802.11 wireless LAN systems business	2002	$1,322	50.0%
Proxim, Inc	2002	$2,387	30.0%
WirelessHome	2001	$1,425	35.0%

The discount rates reflect the risk of the respective technology and are representative of the implied transaction rates.

The Company does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost saving associated with the transactions. The Company expects that products incorporating the acquired technology will be completed and begin to generate cash flows between six to nine months after integration. Actual results have been consistent in all material respects, with its assumptions at the effective time of the transactions.

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

Note 4 — Balance Sheet Components

	September 27, 2002	December 31, 2001

	(in thousands)
Marketable securities:
Corporate bonds and time deposits	$2,590	$8,192
Auction rate securities	—	630
Equity investment in a wireless company listed in Canada	51	—

	2,641	8,822
Less: long-term portion	(1,599)	(2,084)

Current portion	$1,042	$6,738

Accounts receivable, net:
Gross accounts receivable	$70,565	$32,802
Less: deferred revenue	(36,076)	—
allowances for bad debts, sales returns and price protection	(5,969)	(5,406)

	$28,520	$27,396

Inventory, net:
Raw materials	$44,249	$12,214
Work-in-process	7,980	675
Finished goods	21,358	10,038
Consignment inventories	21,126	—

	94,713	22,927
Less: reserve for excess and obsolete inventory	(43,412)	(3,021)

	$51,301	$19,906

Property and equipment, net:
Computer and test equipment	$17,663	$6,191
Furniture and fixtures	914	6,850
Leasehold improvements	222	1,871

	18,799	14,912
Less: accumulated depreciation	(8,073)	(6,136)

	$10,726	$8,776

Goodwill and other intangible assets, net:
Goodwill	$148,433	$44,500
Core technology	26,531	—
Developed technology	29,036	—
Acquired workforce	—	1,000
Customer relationships	8,995	—
Tradename	5,909	—
Patents	3,439	229

	222,343	45,729
Less: Accumulated amortization	(16,075)	(9,116)

	$206,268	$36,613

	September 27, 2002	December 31, 2001

	(in thousands)
Other current liabilities:
Restructuring accruals, current portion	$6,226	$430
Accrued merger costs	877	—
Accrued compensation	5,036	3,129
Accrued warranty costs	2,216	869
Other accrued liabilities	12,087	4,169

	$26,442	$8,597

Note 5 — Revenue Information and Concentration of Credit Risks:

The Company’s products are grouped into two product lines: Wide Area Network, or WAN, product line, and; Local Area Network, or LAN, product line. The WAN product line includes point-to-point Lynx, Tsunami, Stratum and ORiNOCO products and point-to-multipoint Tsunami and Stratum products. The LAN product line includes 900 MHz, RangeLAN, Harmony, 802.11b, 802.11a, Skyline and ORiNOCO products for the Enterprise/Commercial markets; and Symphony HomeRF and HomeRF 2.0 products and Netline products for the Home/SOHO markets. Prior to the March 26, 2002 merger with Proxim, Inc., the Company did not have a LAN product line. Historical LAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below. Revenue information by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended

Product Line	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

WAN	$4,193	$21,675	$57,643	$81,555
LAN	19,925	—	37,066	—

Total revenue	$24,118	$21,675	$94,709	$81,555

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

	Three Months Ended		Nine Months Ended

Geographic Region	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

North America	$16,744	$12,498	$56,691	$62,797
International	7,374	9,177	38,018	18,758

Total revenue	$24,118	$21,675	$94,709	$81,555

One customer accounted for 21.2% of total revenue for the nine months ended September 27, 2002, and two customers accounted for 30.2% and 10.7% of total revenue in the nine months ended September 28, 2001.

Note 6 — Restructuring Charges

The Company accounts for restructuring charges under the provisions of Emerging Issues Task Force (“EITF”) No. 94-3“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin (“SAB”) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

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

As a result of the acquisition of the 802.11 wireless LAN systems business of Agere during the three months ended September 27, 2002, the Company recorded $2.3 million of restructuring charges related to severance pay for 61 employees.

     For the nine months ended September 27, 2002, the Company recorded $53.9 million of restructuring charges, including a $48.0 million, $3.6 million and $2.3 million in the first, second and third quarter of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges included $43.8 million of cash provisions, which included severance of $6.0 million for 122 employees, $32.7 million for future lease commitments and exit costs related to the closure of four facilities, $5.0 million related to purchase order commitments and $0.1 related to consulting fees. The charges also included $10.1 million of non-cash provisions of which $7.7 million related to additional reserves for excess and obsolete inventory on hand and $2.4 million related to fixed assets that will no longer be used at the facilities.

     Included in the restructuring charge during the nine months ended September 27, 2002 was an increase in the reserve for excess and obsolete inventory of $7.7 million and purchase commitments of $5.0 million. Inventory purchases and commitments are based upon future sales forecasts. To mitigate the component supply constraints that have existed in the past, the Company built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

     Due to these factors inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the nine month period ended September 27, 2002:

Balance as of December 31, 2001	$3,021
Additional reserve for excess and obsolete inventory	7,686
Balance acquired with Proxim, Inc.	45,114
Inventory scrapped	(12,409)

Balance as of September 27, 2002	$43,412

     The following table summarizes the restructuring activity in 2001 and the nine months period ended September 27, 2002 (in thousands):

	Severances	Facilities	Inventory	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—	$—
Provision charged to operations	1,382	388	—	46	1,816
Charges utilized	(1,184)	(156)	—	(46)	(1,386)

Balance as of December 31, 2001	198	232	—	—	430
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	6,046	32,699	12,659	2,550	53,954
Charges utilized	(5,658)	(2,609)	(11,149)	(2,520)	(21,936)

Balance as of September 27, 2002	$586	$31,388	$1,510	$30	$33,514

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, and nullifies the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146:

•	requires that the initial liability of costs associated with exit and disposal activities be measured at fair value.

•	prohibits the recognition of a liability based on an entity’s commitment to a plan.

•	requires that the liability for costs associated with exit or disposal activities be evaluated each reporting period and subsequent changes in the fair value of the liability be measured using an interest allocation approach.

•	provides a definition of a one-time benefit arrangement.

•	provides a model for the accounting for one-time termination benefits that is based on whether the benefit arrangement requires employees to render future service beyond a minimum retention period.

•	requires that a liability for costs to terminate an operating lease or other contract that represent (1) costs to terminate a contract before the end of its term be recognized and measured at fair value when the entity terminates the contract in accordance with the contract terms and (2) costs that will continue to be incurred under the contract for its remaining term without economic benefit to be recognized and measured at fair value when the entity ceases using the rights conveyed by the contract.

•	nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination,” by requiring that the fair value of the liability for costs associated with an operating lease that is not terminated be measured at the “cease-use” date based on the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

•	requires that all costs associated with an exit or disposal activity be expensed as incurred, even those costs are incremental to other operating costs and will be incurred as a direct result of the plan.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result, would not have a material impact on the Company’s consolidated financial statements.

Note 7 — Income Taxes

     The income tax provision for the nine months ended September 27, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred, there is significant uncertainty whether a benefit of the deferred tax assets would be realized. The Company will carry back losses to prior years and claim income tax refunds totaling $10.4 million, which was recorded in other current assets in the first quarter of 2002. Accordingly, the Company believes that it is necessary to establish a full valuation allowance of approximately $11.3 million, of which $1.3 million was reversed against additional paid-in capital.

Note 8 — Loss Per Share Attributable to Common Stockholders

     Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 119,556,721 and 57,747,335 for the three months ended September 27, 2002 and September 28, 2001, respectively, and the weighted average number of shares outstanding of 100,005,804 and 57,084,837 for the nine months ended September 27, 2002 and September 28, 2001, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. For the three and nine months ended September 27, 2002 and September 28, 2001, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 9 — Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity

Mandatorily Redeemable Convertible Preferred Stock

     Mandatorily redeemable convertible Preferred Stock or Preferred Stock, holders of the Preferred Stock are entitled to receive certain benefits not available to holders of the Common Stock. In particular:

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

Common Stock

     The Company’s authorized common stock consists of Class A and Class B common stock. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the election of the stockholder or, prior to the Company’s initial public offering, upon such event.

     As of September 27, 2002, there were 119,688,165 shares of Class A common stock issued and outstanding and 42,185,534 shares of Class A treasury stock.

Stock Plans

     As part of the merger with Proxim, Inc., the Company assumed certain vested and unvested options that when converted would result in approximately 8.7 million and 7.3 million shares of common stock outstanding. These options have a weighted average exercise price of $5.75 per share. Additionally, approximately 10.8 million shares were available under Proxim, Inc. plans.

Note 10 — Commitments and Contingencies

     The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at September 27, 2002 were as follows (in thousands):

Three months ending December 31, 2002	$2,357
Year ending December 31:
2003	9,927
2004	10,595
2005	10,476
2006	9,009
Thereafter	27,801

Total minimum lease payments	$70,165

     During the nine months ended September 27, 2002 the Company recorded a restructuring charge relating to the committed future lease payment for closed facilities, net of estimated future sublease receipts, of $32.7 million, which are included in the above disclosures.

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

     On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

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

     On or about May 31, 2001, Agere filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed three Agere patents. Agere sought unspecified damages and a permanent injunction against Proxim, Inc. related to its infringement claims. On July 9, 2001, Proxim, Inc. filed an amended answer and counterclaim to the Agere suit. Proxim, Inc. sought declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere patents, as well as damages for violation of the antitrust laws of the United States.

     On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Guardian Systems Inc., as a party.

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

     On August 5, 2002, in connection with the Company’s acquisition of the 802.11 wireless LAN systems business from Agere, the Company announced that we had entered into a cross-license agreement with Agere whereby, in part, the Company and Agere agreed to settle the pending patent-related litigation between the two companies.

     The Company is party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company has recorded reserves related to these disputes to the extent that management believes that the Company is liable. The Company intends to vigorously defend itself in these matters.

     The Company is party to disputes, including legal actions, with a number of former employees. These disputes relate primarily to claims for wrongful termination and severance benefits due to several reductions in force that the Company implemented during 2001 and 2002. The Company has insurance intended to cover claims of this nature and intends to vigorously defend itself in these matters.

     The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, we could be required to pay damages and other expenses. In the case of disputes with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we can not make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

Note 12 — Supplemental Cash Flow Data

     The Company paid cash of $50,577,000 and $10,146,000, respectively in connection with its merger with Proxim, Inc. and the acquisition of nBand, WirelessHome and the 802.11 wireless LAN systems business of Agere in the nine months ended September 27, 2002 and September 28, 2001, respectively, described below (in thousands):

	Nine months ended

	September 27, 2002	September 28, 2001

Purchase price	$246,454	$28,200
Common stock issued	(159,039)	(15,300)
Accrued transactions costs	(877)	(2,682)

Cash paid	86,538	10,218
Less: cash acquired	(35,961)	(72)

Net cash used in acquisitions	$50,577	$10,146

Note 13 — Subsequent Event

     The Company had guaranteed up to $5 million of obligations of Mr. David King, President and Chief Operating Officer, with respect to a margin loan with an investment bank that he established prior to 2001. This guarantee was established in March 2001. Mr. King’s margin account obligations were secured by, among other assets, shares of the Company’s common stock owned by Mr. King. Following the recent decline in the share price of the Company’s common stock, the investment bank demanded that Mr. King deposit sufficient funds into his account to discharge his indebtedness. After making certain payments to the investment bank, Mr. King indicated that he was unable to promptly pay the remaining $5 million of debt in his margin account. On October 15, 2002, the investment bank called the Company’s guarantee of $5 million. Pursuant to a Reimbursement and Security Agreement entered into on March 15, 2001, Mr. King agreed to reimburse the Company for any payment that the Company may make to the investment bank under the guarantee. The Company will not forgive Mr. King’s indebtedness and will seek repayment from Mr. King under the Reimbursement and Security Agreement.

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

     The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q, our financial statements, notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

     Proxim Corporation is the company created by the March 26, 2002 merger of Proxim, Inc. and Western Multiplex Corporation, or Western Multiplex. The results for the nine months ended September 27, 2002 include the financial results of the former Western Multiplex for the period from January 1, 2002 to September 27, 2002, the results of the former Proxim, Inc. for the period from March 27, 2002 to September 27, 2002, and the results of the 802.11 wireless LAN systems business of Agere for the period from August 6, 2002 to September 27, 2002, in accordance with generally accepted accounting principles for accounting for business combinations. Western Multiplex was founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, Western Multiplex changed its strategy, becoming a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless products. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation in March 2001, Western Multiplex has developed point-to-multipoint systems that enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless LAN and building-to-building network products based on RF technology and changed the Western Multiplex name to Proxim Corporation. In April 2002, we acquired nBand Communications, Inc., a startup developer of ASIC technology.

     On August 5, 2002, we completed our acquisition of the 802.11 wireless LAN systems business of Agere, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of redeemable convertible Series A preferred stock (“Preferred Stock”) in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of common stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Preferred Stock of $2.7 million was also recorded to increase the loss attributable to common stockholders. The remaining $34 million was in the form of convertible notes. Upon the receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Preferred Stock and we granted to the investors additional warrants to purchase approximately 5.6 million shares of common stock valued at $1.6 million, which will be recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ending December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of common stock for approximately $3.06 per share. The Preferred Stock and warrants issued to the investors represent approximately 28% of our outstanding common stock on an as-converted and as-exercised basis including dividends. In addition, in connection with the transaction, we entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and have entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to us at specified prices.

     Revenue. We generate revenue primarily from the sale of our Lynx and Tsunami systems for our WAN product line, and 802.11a and HomeRF 2.0 standards based products, acquired in the Proxim, Inc. acquisition, and ORiNOCO products acquired from Agere, for our LAN product line. We introduced the Tsunami products during the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in the last month of 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value added resellers and system integrators. Shipments to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs.

     Effective June 29, 2002 we began to recognize sales of our WAN products to distributors with rights of return on a sell-through basis. As such, we now recognize all sales to distributors with rights of return upon shipment to the end customer. Formerly, we recognized revenue for sales of WAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the ORiNOCO business and the adoption of one uniform method is consistent with our plans to sell bundled and integrated LAN and WAN products. This change in accounting methodology is treated as a change in estimate, and made on a prospective basis. Revenue from services, such as preinstallation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized over the period of the rental.

     Revenue consists of product revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

     Our sales force focuses on key strategic accounts and also develops relationships with end-users that purchase through distributors and value-added resellers. Distributors sell our products to end users, and value-added resellers not only sell our products to end users, but also assist end-users in network design, installation and testing. We also market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Additionally, we sell directly to OEM customers. We sell both design-in products for integration into their wireless computing platforms and branded products as private label models. Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our distributors or value-added resellers or OEM customers, could materially adversely affect our revenue.

     During the nine months ended September 27, 2002, we sold our products to approximately 170 customers in 45 countries. In the nine months ended September 27, 2002, international sales accounted for approximately 40% of our total revenue. We expect international sales to vary but remain significant as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not directly exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

     As we have increased sales through our distributors and value-added resellers, we have experienced a decline in the average selling prices of our products. This is because the prices of the products that we sell indirectly through distributors and value-added resellers are lower than the prices of the products we sell directly through our sales force to end-users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. These newer products have higher prices than our older products. Our international sales also have lower average selling prices when compared to our United States and Canadian selling prices. This is primarily due to our higher reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. If indirect sales and sales in our international markets increase, we would expect that our average selling prices to further decline.

     Cost of revenue. Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers and original design manufacturers, customer service and warranty costs. We currently outsource the majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration. We expect to realize lower per unit product costs as we continue to outsource more of our in-house manufacturing as well as have our products produced at lower cost off-shore locations. However, we cannot assure you when or if cost reductions will occur. The failure to achieve these cost reductions could materially adversely affect our gross margins and operating results.

     Gross profit. Our gross profit is affected by both the average selling prices of our systems and our cost of revenue. Historically, decreases in our average selling prices have generally been offset by reductions in our per unit product cost. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset a reduction in our average selling prices. Gross profit will be affected by a variety of factors, including manufacturing efficiencies, the degree to which our manufacturing is outsourced, the location of manufacturing, cost reduced product designs, future manufacturing licenses of our products, product mix, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

     Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype development expenses, consultant fees and allocated overhead related to the design, development, testing and enhancement of our products and underlying technologies. We expense all research and development expenses as incurred. We expect to decrease our research and development expenses during the next two quarters in order to reduce our breakeven point.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries, commissions, product marketing, sales support functions, advertising, trade show and other promotional expenses and allocated overhead. We intend to decrease our selling, general and administrative expenditures during the next two quarters in order to reduce our breakeven point.

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

     Effective June 29, 2002, we began to recognize sales of our WAN products to distributors with rights of return on a sell-through basis. As such, we now recognize all sales to distributors with rights of return upon shipment to the end customer. Formerly, we recognized revenue for sales of WAN products to distributors with rights of return upon shipment to the distributor and provide reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the ORiNOCO business and the adoption of one uniform method is consistent with our plans to sell bundled and integrated LAN and WAN products. This change in accounting methodology is treated as a change in estimate, and made on a prospective basis. The impact of this change resulted in an increase in the net loss and earnings per share of $9.2 million and $0.08, respectively. Deferred gross profit on these distributors sales at September 27, 2002 was $15.0 million. In addition to the deferral of certain WAN product revenue identified above, we reported accounts receivable net of deferred revenue and carried the value of the related products as consigned inventory. As of September 27, 2002, accounts receivable was reduced by $36.1 million to $28.5 million and we recorded consigned inventory of $21.1 million which increased total inventory to $51.3 million.

     We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection and promotions. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Results of Operations

     The following table provides results of operations data as a percentage of revenue for the periods presented.

	Three Months Ended		Nine Months Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.4	59.2	57.8	53.7

Gross profit	41.6	40.8	42.2	46.3

Operating expenses:
Research and development	36.1	23.8	21.7	17.5
Selling, general and administrative	63.1	48.1	37.6	36.7
Amortization of goodwill and other intangible assets	19.1	6.9	7.3	4.6
Amortization of deferred stock compensation	1.3	1.4	0.8	3.1
Impairment of goodwill and other intangible assets	—	—	—	5.3
Restructuring charges	9.7	1.8	57.0	2.2
In-process research and development	43.0	—	17.0	—
Merger costs	—	—	—	0.1

Total operating expenses	172.3	82.0	141.4	69.5

Loss from operations	(130.7)	(41.2)	(99.2)	(23.2)
Interest income (expense), net	(1.4)	1.4	0.0	1.5

Loss before taxes	(132.1)	(39.8)	(99.2)	(21.7)
Income tax provision (benefit)	—	(13.4)	3.4	(4.1)

Net loss	(132.1)	(26.4)	(102.6)	(17.6)
Deemed preferred stock dividend	(11.4)	—	(2.9)	—
Accretion of Series A preferred stock	(2.0)	—	(0.5)	—

Net loss attributable to common stockholders	(145.5)%	(26.4)%	(106.0)%	(17.6)%

Comparison of Three and Nine Months Ended September 27, 2002 and September 28, 2001

Revenue

     We classify our products into two product lines: the Wide Area Network, or WAN, product line, and; the Local Area Network, or LAN, product line. The WAN product line includes point-to-point Lynx, Tsunami, Stratum and ORiNOCO products and point-to-multipoint Tsunami and Stratum products. The LAN product line includes 900 MHz, RangeLAN, Harmony, 802.11b, 802.11a , Skyline and ORiNOCO products for the Enterprise/Commercial markets; and Symphony HomeRF and HomeRF 2.0 products and Netline products for the Home/SOHO markets. Prior to the merger we did not have a LAN product line. Historical LAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below. Revenue information by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended

Product Line	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

WAN	$4,193	$21,675	$57,643	$81,555
LAN	19,925	—	37,066	—

Total revenue	$24,118	$21,675	$94,709	$81,555

     Revenue increased 11.3% from $21.7 million in the third quarter of 2001 to $24.1 million in the third quarter of 2002. Revenue increased primarily due to the contribution of sales of LAN products totaling $19.9 million acquired in both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the ORiNOCO product line from Agere on August 5, 2002. This was offset by a decrease in WAN product sales due to the adoption of a uniform sell-through revenue recognition methodology for products that are sold through distribution channels with rights of return. This accounting methodology change was implemented on a prospective basis effective June 29, 2002, and resulted in the deferral of $22.2 million of revenue from WAN products shipped to distributors during the third quarter that were not sold through to end customers.

     Revenue increased 16.1% from $81.6 million in the nine months ended September 28, 2001 to $94.7 million in the nine months ended September 27, 2002. Revenue increased primarily due to the contribution of sales of LAN products, and was partially offset by a decrease in WAN revenue in the third quarter due to the accounting methodology change that resulted in the deferral of $22.2 million of revenue.

Cost of revenue

     Cost of revenue increased 10.2% from $12.8 million in the third quarter of 2001 to $14.1 million in the third quarter of 2002. As a percentage of revenue, cost of revenue decreased from 59.2% in the third quarter of 2001 to 58.4% in the third quarter of 2002. Cost of revenue increased 24.9% from $43.8 million in the nine months ended September 28, 2001 to $54.7 million in the nine months ended September 27, 2002. As a percentage of revenue, cost of revenue increased from 53.7% in the nine months ended September 28, 2001 to 57.8% in the nine months ended September 27, 2002. The increases in cost of revenue for both comparable periods were primarily attributable to increased revenue. The decrease in cost of revenue as a percentage of revenue for the third quarter of 2002 compared to the third quarter of 2001 was primarily attributable to a $2.0 million stock rotation reserve established in the third quarter of 2001 to reserve for future product returns based on historical experience. The increase in cost of revenue as a percentage of revenue for nine months ended September 27, 2002 compared to the nine months ended September 28, 2001 was primarily attributable to manufacturing inefficiencies related to point-to-multipoint Tsunami products and a higher contribution of lower gross margin LAN products acquired in both the merger with Proxim, Inc and the acquisition of the 802.11 wireless LAN system business from Agere.

Research and development

     Research and development expenses increased 67.3% from $5.2 million in the third quarter of 2001 to $8.7 million in the third quarter of 2002. Research and development expenses increased 43.4% from $14.3 million in the nine months ended September 28, 2001 to $20.5 million in the nine months ended September 27, 2002. The increases in research and development expenses for both periods were primarily attributable to the cost of increased personnel, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 wireless LAN systems business of Agere, prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses increased from 23.8% in the third quarter of 2001 to 36.1% in the third quarter of 2002. As a percentage of revenue, research and development expenses increased from 17.5% in the nine months ended September 28, 2001 to 21.7% in the nine months ended September 27, 2002.

The percentage increase for each comparable period was primarily due to lower revenue as a result of the accounting methodology change partially offset by increased personnel expenses.

Selling, general and administrative

     Selling, general and administrative expenses increased 46.2% from $10.4 million in the third quarter of 2001 to $15.2 million in the third quarter of 2002. Selling, general and administrative expenses increased 19.1% from $29.9 million in the nine months ended September 28, 2001 to $35.6 million in the nine months ended September 27, 2002. The increase in selling, general and administrative expenses for both comparable periods was primarily attributable to increases in sales and marketing personnel expenses, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 wireless LAN systems business of Agere, advertising, tradeshow, and public relations expenses. As a percentage of revenue, selling, general and administrative expenses increased from 48.1% in the third quarter of 2001 to 63.1% in the third quarter of 2002 and from 25.1% in the nine months ended September 28, 2001 to 37.6% in the nine months ended September 27, 2002. The percentage increases for both comparable periods were primarily due to lower revenue due to the accounting methodology change offset by increased personnel and program expenses.

Amortization of goodwill and other intangible assets

     Amortization of goodwill and other intangible assets increased from $1.5 million in the third quarter of 2001 to $4.6 million in the third quarter of 2002. Amortization of goodwill increased from $3.7 million in the nine months ended September 28, 2001 to $7.0 million in the nine months ended September 27, 2002. Amortization of goodwill and other intangible assets for both comparable periods increased primarily due to the increased intangible assets from both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the 802.11 wireless LAN systems business of Agere offset by the cessation of amortization of goodwill subsequent to the adoption of SFAS No. 142 beginning in January 1, 2002.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation was $303,000 in the third quarter of 2001 and $316,000 in the third quarter of 2002. Amortization of deferred stock compensation was $2.6 million in the nine months ended September 28, 2001 and $741,000 in the nine months ended September 27, 2002. As a result of closing the Ubiquity operations in March 2001, we reversed in the first quarter of 2001 both a portion of the deferred stock compensation associated with the Ubiquity employees expensed in previous quarters and the remaining unamortized portion of the deferred stock compensation associated with those employees. Amortization of deferred stock compensation for both comparable periods decreased primarily due to the closing of the Ubiquity operations in 2001.

Impairment of goodwill and other intangible assets

     We recorded $4.3 million of impairment for goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equaled the unamortized amount of the goodwill as of the date of the closure of the Ubiquity facilities as no future benefit is anticipated since Ubiquity has been replaced by WirelessHome as the developer of our point-to-multipoint systems.

     Due to the decline in the market price of our common stock in the fourth quarter of 2002, we are currently assessing the appropriateness of an impairment charge related to our long-lived assets.

Restructuring charges

     During 2001, we recorded $1.8 million of restructuring charges related to the closure of our former Ubiquity operations and employee severance. The charges included $1.6 million of cash provisions, which included severance of $1.4 million for 26 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. The charge also included $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

     As a result of the acquisition of the 802.11 wireless LAN systems business of Agere during the three months ended September 27, 2002, we recorded $2.3 million of restructuring charges related to severance pay for 61 employees.

     For the nine months ended September 27, 2002, we recorded $53.9 million of restructuring charges, including $48.0 million, $3.6 million and $2.3 million in the first, second and third quarters of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges include $43.8 million of cash provisions, which include severance of $6.0 million for 122 employees, $32.7 million for future lease commitments and exit costs related to the closure of four facilities, $5.0 million related to purchase order commitments and $0.1 related to consulting fees. The charge also includes $10.1 million of non-cash provisions of which $7.7 million relates to an additional reserve for excess and obsolete inventory on hand and $2.4 million relates to fixed assets that will no longer be used at the facilities.

In-process research and development

     Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility and had no alternative future use as of the date of acquisition.

     The amount expensed to purchased in-process research and development in the third quarter of 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere’s 802.11 wireless LAN systems business. The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired related to the Proxim, Inc. merger.

Interest income (expense), net

     Interest income (expense), net decreased from income of $304,000 in the third quarter of 2001 to expense of $355,000 in the third quarter of 2002. The increase in interest expense is mainly attributable to interest on the convertible promissory notes issued in August 2002. Interest income decreased from $1.2 million in the nine months ended September 28, 2001 to $16,000 in the nine months ended September 27, 2002 due to the lower applicable return rates.

Income tax provision

     The income tax provision for the nine months ended September 27, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred, there is significant uncertainty whether a benefit of the deferred tax assets would be realized. We will carry back losses to prior years and claim income tax refunds totaling $10.4 million, which was recorded in other current assets in the first quarter of 2002. Accordingly, we believe that it is necessary to establish a full valuation allowance of approximately $11.3 million, of which $1.3 million was reversed against additional paid-in capital.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $11.7 million from $16.6 million at December 31, 2001 to $28.3 million at September 27, 2002. Cash and cash equivalents decreased by $21.6 million from $31.1 million at December 31, 2000 to $9.5 million at September 28, 2001.

     Net cash used in operating activities was $16.8 million in the nine months ended September 27, 2002 primarily due to the net loss after the effect of non cash charges, an increase in inventory and other current assets, partially offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. Net cash used in operating activities was $18.0 million in the nine months ended September 28, 2001 primarily due to the net loss after the effect of non cash charges, an increase in inventory and a decrease in account payable and accrued liabilities, partially offset by a decrease in accounts receivable and other assets.

     Net cash used in investing activities was $46.8 million in the nine months ended September 27, 2002 due to $50.6 million in cash used in the merger with Proxim, Inc., the acquisition of the 802.11 wireless LAN systems business of Agere and the nBand acquisition and by $3.1 million in capital spending, partially offset by $6.9 million in net proceeds from the sale of investment securities. Net cash used in investing activities was $3.8 million in the nine months ended September 28, 2001 due to capital spending of $4.4 million and $10.1 million of spending associated with the acquisition of WirelessHome, partially offset by the net proceeds from the sale of investment securities of $10.7 million.

     Net cash provided by financing activities was $75.3 million in the nine months ended September 27, 2002 due to proceeds from the issuance of Series A preferred stock, convertible promissory notes and the issuance of common stock as a result of the exercise of employee stock options and employee stock purchase plan purchases partially offset by purchases of treasury stock related to employee stock forward sale agreements. Net cash provided by financing activities was $285,000 in the nine months ended September 28, 2001 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases offset by repayment of long-term debt.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at September 27, 2002 were as follows (in thousands):

Three months ending December 31, 2002	$2,357
Year ending December 31:
2003	9,927
2004	10,595
2005	10,476
2006	9,009
Thereafter	27,801

Total minimum lease payments	$70,165

     As of September 27, 2002 we had unconditional purchase order commitments of $1.5 million for excess and obsolete inventory, which were accrued for as restructuring charges.

     We had guaranteed up to $5 million of obligations of Mr. David King, President and Chief Operating Officer, with respect to a margin loan with an investment bank that he established prior to 2001. This guarantee was established in March 2001. Mr. King’s margin account obligations were secured by, among other assets, shares of our common stock owned by Mr. King. Following the recent decline in the share price of our common stock, the investment bank demanded that Mr. King deposit sufficient funds into his account to discharge his indebtedness. After making certain payments to the investment bank, Mr. King indicated that he was unable to promptly pay the remaining $5 million of debt in his margin account. On October 15, 2002, the investment bank called our guarantee of $5 million. Pursuant to a Reimbursement and Security Agreement entered into on March 15, 2001, Mr. King agreed to reimburse us for any payment that we may make to the investment bank under the guarantee. We will not forgive Mr. King’s indebtedness and will seek repayment from Mr. King under the Reimbursement and Security Agreement.

     On November 1, 1999, we entered into a credit agreement with Credit Suisse First Boston, as agent. The credit agreement included two term notes and a $10 million revolving credit facility maturing in November 2000. We had the option to prepay the term notes at any time upon adequate notice to the lender. In August 2000, subsequent to the completion of our initial public offering, we repaid the term notes and all borrowings outstanding under the revolving credit facility. As of September 27, 2002, we had no borrowings outstanding under the revolving credit facility.

     We have taken steps to reduce our expenses from operations by decreasing research and development and general and administrative expenses in order to begin generating cash flow from operations. These steps were taken in October 2002, and we expect to record approximately $2.0 million of restructuring charges related primarily to severance payments in the fourth quarter of 2002. We also intend to reduce the amount of consignment inventories held by distributors by reducing manufacturing volumes in the fourth quarter of 2002 and the first quarter of 2003 below the expected sell through of products during those periods. While we expect our cash balances to decline during the fourth quarter of 2002, we are taking measures to reduce our operating expenses and reduce the amount of cash utilized for consignment inventories.

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

     There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by us. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Proxim, as well as factors beyond our control, including the continued weakness of the wireless communications industry, volatility and uncertainty in the capital markets as well as increased market uncertainty following the terrorist attacks of September 11, 2001, the ongoing U.S. war on terrorism and the potential war with Iraq. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset”. SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 in the year ending December 31, 2002. The effect of adopting this statement did not have a material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, and nullifies the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146:

•	requires that the initial liability of costs associated with exit and disposal activities be measured at fair value.

•	prohibits the recognition of a liability based on an entity’s commitment to a plan.

•	requires that the liability for costs associated with exit or disposal activities be evaluated each reporting period and subsequent changes in the fair value of the liability be measured using an interest allocation approach.

•	provides a definition of a one-time benefit arrangement.

•	provides a model for the accounting for one-time termination benefits that is based on whether the benefit arrangement requires employees to render future service beyond a minimum retention period.

•	requires that a liability for costs to terminate an operating lease or other contract that represent (1) costs to terminate a contract before the end of its term be recognized and measured at fair value when the entity terminates the contract in accordance with the contract terms and (2) costs that will continue to be incurred under the contract for its remaining term without economic benefit to be recognized and measured at fair value when the entity ceases using the rights conveyed by the contract.

•	nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination,” by requiring that the fair value of the liability for costs associated with an operating lease that is not terminated be measured at the “cease-use” date based on the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

•	requires that all costs associated with an exit or disposal activity be expensed as incurred, even those costs are incremental to other operating costs and will be incurred as a direct result of the plan.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applied prospectively upon adoption and, as a result, would not have a material impact on the Company's consolidated financial statements.

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

We may not achieve certain benefits and synergies expected from our March 26, 2002 merger with Proxim, Inc. or the August 5, 2002 acquisition of the 802.11 wireless LAN systems business of Agere, either of which may have a material adverse effect on our business, financial condition and operating results and/or could result in the loss of key personnel.

     We will need to overcome significant challenges in order to realize any benefits or synergies from our merger with Proxim, Inc. and our acquisition of the 802.11 wireless LAN systems business of Agere, including Agere’s ORiNOCO product line. Such challenges include the timely, efficient and successful execution of a number of post-transaction events, including:

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

     In addition, termination of employees in connection with our restructuring efforts following these transactions may expose us to claims seeking damages for wrongful terminations. In that regard, we are party to disputes, including legal actions, with a number of former employees. These disputes relate primarily to claims for wrongful termination and severance benefits due to several reductions in force we have implemented in 2001 and 2002 following the merger with Proxim, Inc. and the acquisition of Agere’s 802.11 wireless LAN systems business.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with our merger with Proxim, Inc. or our acquisition of Agere’s 802.11 wireless LAN systems business.

The market price of our common stock may decline as a result of our merger with Proxim, Inc. or our acquisition of Agere’s 802.11 wireless LAN systems business.

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

Our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 wireless LAN systems business may adversely affect our financial results.

     We have incurred transaction costs of approximately $16.7 million in connection with our merger with Proxim, Inc. We expect to incur transaction costs of approximately $5 million in connection with the Agere asset purchase. If the benefits of these transactions do not exceed the associated costs, including costs associated with integrating these businesses and dilution to our stockholders resulting from the issuance of shares in connection with the merger and the asset purchase, our financial results, including earnings per share, could be materially harmed.

Products sales could decline if customer relationships are disrupted by our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 wireless LAN systems business.

     The merger with Proxim, Inc. or the Agere asset purchase may have the effect of disrupting customer relationships. Former customers of Western Multiplex, Proxim, Inc. and Agere may not continue their current buying patterns following these transactions. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of the combined company or may instead purchase products of competitors. Any significant delay or reduction in orders for our products could cause our products sales to decline.

The combined company is not profitable on a pro forma basis and may not be profitable in the future.

     For the nine months ended September 27, 2002 we had a $100.4 million net loss attributable to common stockholders. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and Agere in producing many of their products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

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

     Proxim, Inc. produced its 802.11a and HomeRF 2.0 products for a limited amount of time and Western Multiplex had just began production of its Tsunami point-to-multipoint product prior to the merger. Agere also had a limited operating history with its 802.11 wireless LAN equipment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

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

     Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	our ability to successfully manage the integration of operations;

•	the sell-through rate of our ORiNOCO products (acquired in the our acquisition of Agere’s 802.11 wireless LAN systems business) through consumer retail channels;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the HomeRF, IEEE 802.11b, IEEE 802.11a, or Bluetooth specifications);

•	the sell-through rate of our LAN and WAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint systems;

•	technical difficulties, system downtime or other similar failures;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

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

We have adopted a uniform sell-through method of revenue recognition that may result in greater variability in our revenue recognition and therefore increased fluctuations in our operating results.

     Effective at the beginning of the third quarter of 2002, we adopted a uniform sell-through revenue recognition methodology for products that are sold through distribution channels with rights of return under accounting principles generally accepted in the United States of America. After the merger of Proxim, Inc. and Western Multiplex, we maintained the historical revenue recognition methods used by the two companies prior to the merger for the respective product lines: a sell-through method for local area networking (LAN) products, and a sell-in method for wide area networking (WAN) products. We have adopted the sell-through method on a uniform basis because, following the acquisition of Agere’s 802.11 wireless LAN systems business, which also uses the sell-through method, the LAN business is expected to represent more than half of Proxim’s revenues, and adopting one uniform method is consistent with the Company’s plans to sell bundled and integrated LAN and WAN products. The adoption of the sell-through method of revenue recognition for WAN products could result in greater variability in our revenue recognition, and therefore increased fluctuations in our operating results, because sell-through shipments to customers may not be as predictable as sell-in shipments to distributors.

Our future operating results could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the merger and the Agere asset purchase.

     In accordance with generally accepted accounting principles, we have accounted for our merger with Proxim, Inc. using the purchase method of accounting. Under the purchase method of accounting, we have recorded the market value of our common stock issued in connection with the merger, the fair value of the options to purchase Proxim, Inc. common stock that became options to purchase Proxim Corporation common stock and the amount of direct transaction costs as the cost of combining with Proxim, Inc. We have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets will be required to be amortized prospectively over their estimated useful lives. The purchase price will also be allocated to deferred compensation, based on the portion of the intrinsic value of the unvested Proxim, Inc. options we have assumed to the extent that service is required after completion of the merger in order to vest. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but goodwill will be subject to periodic reviews for impairment. If we are required to recognize an impairment charge, the charge will negatively impact reported earnings in the period of the charge.

Shares eligible for future sale, including shares owned by our principal stockholders, may cause the market price of our common stock to drop significantly, even if our business is doing well.

The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. To finance our acquisition of Agere’s 802.11 wireless LAN systems business, we entered into a securities purchase agreement with Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities, who agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of redeemable convertible Series A preferred stock (the “Preferred Stock”) in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our common stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Preferred Stock of $2.7 million was also recorded to increase the loss attributable to common stockholders. The remaining $34 million of the investment was in the form of convertible notes. Upon receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Preferred Stock and we granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock. In total, the investors were granted warrants to acquire 12,271,345 shares of common stock for approximately $3.06 per share. The Preferred Stock and warrants issued to the investors represent approximately 28% of our outstanding common stock on an as-converted and as-exercised basis including dividends. We have agreed to file a registration statement with the Securities and Exchange Commission to register the Proxim capital stock held by these investors. Upon the effectiveness of the registration statement, the investors will have the right to resell their equity holdings.

     In addition, approximately 32.1 million of our outstanding shares of common stock are held by affiliates of Ripplewood Investments L.L.C. and an aggregate of approximately 6.0 million of our outstanding shares of common stock are held by Jonathan Zakin, who is our Chairman and Chief Executive Officer, and his affiliates. The shares of common stock held by these stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act and are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144 or in a registered offering. In the event that the affiliates of Ripplewood Investments L.L.C. distribute shares that they hold to their members and partners that are not affiliates of the Company, those distributed shares could be immediately sold without regard to any volume limitations. In connection with the execution of the merger agreement between Proxim, Inc., Western Multiplex and certain other parties, the affiliates of Ripplewood Investments L.L.C. that now hold shares of Proxim Corporation common stock entered into a stockholders’ agreement that set limitations on their ability to transfer their shares, including distributions to members and partners, for a limited period of time and provides registration rights with respect to their shares. In exchange for a voting agreement in connection with the Agere asset purchase, and effective as of August 27, 2002, we have agreed to release the affiliates of Ripplewood Investments L.L.C. from the resale restrictions set forth in such stockholders’ agreement. If affiliates of Ripplewood Investments L.L.C. distribute all or a significant number of our shares, the market price of our common stock may decline significantly.

     In addition to outstanding shares eligible for sale, as of September 27, 2002, options and warrants to acquire 46.5 million shares of our common stock were outstanding. Also, as of September 27, 2002, approximately an additional 19.4 million shares of our common stock were reserved for issuance to our employees under existing and/or assumed stock option plans.

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

     We could be at a disadvantage to competitors, particularly Alcatel, Business Networks AB, Cisco Systems, D-Link, Intel Corporation and Linksys, that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation, Alvarion (the merger of Breezecom and Floware), Ceragon Networks, Cisco Systems, DMC Stratex Networks, Enterasys Networks, Harris Corporation, Intel Corporation, Intersil Corporation, Nokia Corporation, Symbol Technologies and 3Com Corporation.

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

     In 2000, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. We are currently shipping commercial units of 802.11a products, and certain competitors have announced their intention to ship 802.11a products during the first quarter of 2002. In August 2002, we completed the acquisition of Agere’s 802.11 wireless LAN systems business, including its ORiNOCO product line.

     The IEEE is evaluating a number of improvements and enhancements to the 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. The 802.11g proposal is a high speed extension of 802.11b, offering up to 54 Mbps of throughput, that is expected to be approved during 2003 and commercial products are expected to be available by early 2003. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation.

     In addition, we are a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard, called the HomeRF specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. There can be no assurance that our HomeRF specification, or the Symphony HomeRF products developed to comply with the specification, will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, there can be no assurance that the products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development.

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

     During the nine months ending September 27, 2002, international sales accounted for approximately 40% of our total sales. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24%, 33% and 23% of total revenue during the calendar years 2001, 2000 and 1999, respectively. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33%, 18% and 21% of total revenue during the calendar years 2001, 2000 and 1999, respectively. Agere’s sales of its ORiNOCO products included sales to a number of international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

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

     Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Alcatel, Cisco Systems, Intel Corporation, Linksys and Nortel Networks Corporation, among others, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such our Tsunami point-to-multipoint technology and 802.11a and HomeRF 2.0 technologies in which we are currently investing substantial capital, have only been commercially introduced in the last few years. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below, in order of importance, the factors that we believe are key to the success or failure of broadband wireless access technology:

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

     We may also lose customers to different types of wireless technologies. Many of our products operate in the unlicensed frequency bands, in compliance with various governmental regulations. In addition, many of the emerging wireless standards utilize these unlicensed frequency bands. The proliferation and market acceptance of unlicensed wireless products increases the probability of interference among unlicensed devices. Increasing interference can adversely affect the operation of our unlicensed products, resulting in customers selecting alternative products that do not operation in these unlicensed frequency bands. For example, we have only a limited offering of products that operate in licensed radio spectrums. Some customers, however, may want to operate in licensed radio spectrums because they sometimes offer less interference than license free radio spectrums or have other advantages.

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

     A limited number of OEM customers may contribute a significant percentage of our pro forma revenue. Sales to one Proxim, Inc. customer in calendar years 2000 and 1999 represented approximately 12% and 30% of total revenue, respectively. Agere’s sales of its ORiNOCO products included sales to OEM customers. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. Proxim, Inc. also experienced quarter-to-quarter variability in sales to each of its major OEM customers. Sales of many of Proxim, Inc.’s wireless networking products depended upon the decision of a prospective OEM customer to develop and market wireless solutions that incorporated Proxim, Inc.’s wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

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

     Western Multiplex generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. One Western Multiplex distributor accounted for approximately 21.2% of our total revenue in the nine months ended September 27, 2002. For the year ended December 31, 2001, approximately 52% of Western Multiplex’s revenue was derived from three distributors, and approximately 30% of its revenue was derived from one of the three distributors. Western Multiplex did not have long-term contracts with any of these distributors. While we will have a more diversified and expansive customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors.

We depend on limited suppliers for key components that are difficult to manufacture, and because we may not have long-term arrangements with these suppliers, we could experience disruptions in supply that could decrease or delay the recognition of revenues.

     We depend on single or limited source suppliers for several key components used in our products. Proxim, Inc. and Agere depended on single sources for our proprietary application specific integrated circuits, or ASICs, and assembled circuit boards. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. In connection with our acquisition of Agere’s 802.11 wireless LAN systems business, we have entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide us with 802.11 chips, modules and cards. Other than this agreement, we do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

We have limited manufacturing capabilities and we will need to increasingly depend on contract manufacturers for our manufacturing requirements.

     We have limited manufacturing capability and limited experience in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. For example, as a part of our restructuring charge in the first quarter of 2002, we increased our provision for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments. The charges related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

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

     Proxim, Inc. outsourced manufacturing for its HomeRF products with Flextronics International, Inc., a turnkey contract manufacturer. Western Multiplex depended on three domestic contract manufacturers to produce the majority of its products, and it depended on one of these manufacturers for the entire production of its Tsunami point-to-multipoint product. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results. In addition, our reliance on a limited number of manufacturers involves a number of risks, including the risk that these manufacturers may terminate their relationship with us, may choose not to devote adequate capacity to produce our products or may delay production of our products. If any of these risks are realized, we could experience an interruption in supply, which could have an adverse impact on the timing and amount our revenues. During the fourth quarter of 2002, we expect to transition manufacturing of our Tsunami point-to-multipoint products from a domestic contract manufacturing to off-shore contract manufacturing. There can be no assurance that we will be able to effectively transition these products, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

     Our reliance on contract manufacturers could subject us to additional costs or delays in product shipments as demand for our products increases or decreases. Some contract manufacturers have decreased their operations in response to an overall contraction in demand for wireless networking products. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide use with adequate supplies or the loss of a contract manufacturer would result in costs to acquire additional manufacturing capacity and delays in shipments of our products, materially adversely affecting our business and operating results. In addition, cancellations in orders as a result of decreases in demand for products may subject us to claims for damages. In this regard, we are party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes.

We may be unable to achieve the manufacturing cost reductions and improvements required in order to achieve or maintain profitability.

     The average selling prices of the products of Western Multiplex and Proxim, Inc. declined in recent years. If we do not reduce production costs and other expenses, we may not be able to offset this continuing decline and achieve or maintain profitability. We must also develop and introduce on a timely basis new systems that can be sold at higher average selling prices.

Failure to decrease the cost of our products or to effectively develop new systems would cause our revenue to decline or to increase more slowly.

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

Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could harm our reputation, result in costs to us in excess of our estimates, adversely affect our operating results, result in a decrease in revenue or result in difficulty collecting accounts receivable.

     Many of our complex products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. The occurrence of any defects or errors in these products, including defects or errors in components supplied by our contract manufacturers, could result in:

•	failure to achieve market acceptance and loss of market share;

•	cancellation of orders;

•	difficulty in collecting accounts receivable;

•	increased service and warranty costs;

•	diversion of resources, legal actions by customers and end-users; and

•	increased insurance costs and other losses to our business or to end-users.

     If we experience warranty failure that indicate either manufacturing or design deficiencies, we may be required to recall units in the field and or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increases costs and decreased customer satisfaction. Because customers often delay deployment of a full system until the products have been tested by them and any defects have been corrected, we expect these revisions to cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time. End-users have discovered errors in our products in the past and may discover errors in our products in the future. Recently, we have identified performance issues related to a power supply component provided by one of our contract manufacturers. If our costs of remediating problems experienced by our customers exceeds our warranty reserves, these costs may adversely affect our operating results.

To compete effectively, we will need to establish and expand new distribution channels for our point-to-point and point-to-multipoint products and 802.11 wireless LAN products.

     Western Multiplex sold its point-to-point and point-to-multipoint products and Agere sold its ORiNOCO products through domestic and international distributors. We intend to add new distributors and value added resellers for the Tsunami point-to-multipoint products. In general, distributors, value added resellers and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing our efforts to sell our products. In addition they often focus on specific markets and we will need to add new distributors and value added resellers as we expand our sales to new markets. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of products ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

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

     Our success depends to a large extent on the continued services of Mr. Jonathan N. Zakin, Chairman and Chief Executive Officer, Mr. David C. King our President and Chief Operating Officer, Mr. Keith E. Glover our Executive Vice President, Chief Financial Officer and Secretary, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters are located. In addition, our employees may experience uncertainty about their participation in the future of the combined company due to the following issues relating to recent business combination transactions: changing employee roles with respect to Proxim’s announced operations strategies, the management of an increasing number of geographically dispersed operations and the related challenges of integrating a growing number of diverse local regulations, customs and practices. These conditions may adversely affect our ability to attract and retain key management, technical, sales and marketing personnel. We must also continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger and morale challenges posed by any workforce reduction that may be implemented.

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

     Following the issuances of Series A preferred stock and warrants to purchase common stock to Warburg Pincus Private Equity VIII, L.P., and Broadview Capital Partners L.P. and affiliated entities, and given approval of our stockholders at a special meeting held on October 8, 2002 relating to the issuances of additional shares of Series A preferred stock and warrants to purchase common stock, and conversion and exercise of these securities, these investors collectively represent approximately 28% of our outstanding common stock. Affiliates of Ripplewood Investments L.L.C. control approximately 26.9% of our outstanding common stock on an as-converted and as-exercised basis including dividends. These stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of these stockholders may be different than those of other stockholders of our company. In addition, the significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquiror from obtaining control of our company.

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

•      the approval of holders of a majority of the Series A preferred is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series A preferred stock, and any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock; and

•      for so long as Warburg Pincus owns at least 25% of its shares of Series A preferred stock or the common stock issuable on conversion of its Series A preferred stock, Warburg Pincus will have the right to nominate for election one member of our board of directors, who will sit on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market.

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

Prior to the completion of our merger with Proxim, Inc., Proxim, Inc. commenced United States patent infringement and International Trade Commission legal actions against a number of its competitors, and legally remains the subject of counter suits and patent infringement counterclaims. Should the outcome of this patent, trade commission or any related litigation be unfavorable, we may be required to pay damages and other expenses, or we could be enjoined from selling certain products, which could materially and adversely affect our business, financial condition and operating results.

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

     On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

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

     On or about May 31, 2001, Agere filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed three Agere patents. Agere sought unspecified damages and a permanent injunction against Proxim, Inc. related to its infringement claims. On July 9, 2001, Proxim, Inc. filed an amended answer and counterclaim to the Agere suit. Proxim, Inc. sought declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere patents, as well as damages for violation of the antitrust laws of the United States.

     On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Guardian Systems Inc., as a party.

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

     On August 5, 2002, in connection with the Company’s acquisition of the 802.11 wireless LAN systems business from Agere, the Company announced that we had entered into a cross-license agreement with Agere whereby, in part, the Company and Agere agreed to settle the pending patent-related litigation between the two companies.

     The Company is party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company has recorded reserves related to these disputes to the extent that management believes that the Company is liable. The Company intends to vigorously defend itself in these matters.

     The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we cannot make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

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

     Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we will design our products to minimize the design modifications required to meet various 2.4 GHz and 5 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for our product line in countries where there are substantial markets for wireless networking systems. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

     During the 90 day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our Chief Executive Officer and Chief Financial Officer believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Proxim is made known to them by others within the Company during the period in which this Report on Form 10-Q was being prepared. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

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

     On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

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

     On or about May 31, 2001, Agere filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed three Agere patents. Agere sought unspecified damages and a permanent injunction against Proxim, Inc. related to its infringement claims. On July 9, 2001, Proxim, Inc. filed an amended answer and counterclaim to the Agere suit. Proxim, Inc. sought declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere patents, as well as damages for violation of the antitrust laws of the United States.

     On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Guardian Systems Inc., as a party.

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

     On August 5, 2002, in connection with the Company’s acquisition of the 802.11 wireless LAN systems business from Agere, the Company announced that we had entered into a cross-license agreement with Agere whereby, in part, the Company and Agere agreed to settle the pending patent-related litigation between the two companies.

     The Company is party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company has recorded reserves related to these disputes to the extent that management believes that the Company is liable. The Company intends to vigorously defend itself in these matters.

     The Company is party to disputes, including legal actions, with a number of former employees. These disputes relate primarily to claims for wrongful termination and severance benefits due to several reductions in force that the Company implemented during 2001 and 2002. The Company has insurance intended to cover claims of this nature and intends to vigorously defend itself in these matters.

     The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, we could be required to pay damages and other expenses. In the case of disputes with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we can make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     From June 29, 2002 through September 27, 2002, the Company issued and sold the following unregistered securities:

     On August 5, 2002, the Company issued and sold to certain institutional investors 1,640,000 shares of Series A preferred stock, par value $.01 per share, and warrants to acquire 6,708,335 shares of our Class A common stock with an exercise price of $3.0559 per share for an aggregate amount of $41 million. In addition, the Company issued to the investors $34 million of convertible notes (the “Notes”) bearing interest at 10% per year in exchange for a loan of equal principal amount. Upon receipt of approval of our stockholders at a special meeting held on October 8, 2002, the Notes were converted into 1,360,000 shares of Series A preferred stock and the Company issued to the investors additional warrants to acquire 5,563,010 shares of our common stock with an exercise price of $3.0559 per share.

     On August 5, 2002, proceeds of $75 million from the financing were used to acquire assets primarily relating to the 802.11 wireless LAN systems business of Agere, including its ORiNOCO product line, for $65 million in cash, to pay expenses related to the acquisition of approximately $5.0 million and to pay restructuring charges totaling $4.6 million.

     There were no underwriters employed in connection with the issuances set forth above. The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Rights of Securityholders

     Holders of our Series A preferred stock are entitled to receive certain benefits not available to holders of our common stock, including preferential dividends, liquidation preferences, redemption rights, preemptive rights that apply to certain future issuances of our capital stock, change of control conversion rights, conversion price adjustments, certain protective provisions relating to future corporate actions, and rights to board representation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

A. Exhibits:

10.49 (1)	Intellectual Property Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation.

10.50 (1)	Patent License Agreement, dated as of August 5, 2002, by and among Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation.

10.51 (1)	Supply Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Proxim Corporation’s Current Report on Form 8-K filed August 19, 2002.

B. Reports on Form 8-K:

Date	Item Reported On

August 19, 2002	On August 5, 2002, Proxim Corporation completed its acquisition of assets primarily relating to the 802.11 wireless local area network (LAN) equipment business of Agere Systems Inc., including its ORiNOCO product line, for $65 million in cash, pursuant to the terms of the previously reported Asset Purchase Agreement, dated as of June 14, 2002, between Proxim and Agere.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	Proxim Corporation

By: /s/ Keith E. Glover

Keith E. Glover
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Proxim Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jonathan N. Zakin, Chairman and Chief Executive Officer of Proxim Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Proxim Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Jonathan N. Zakin

Jonathan N. Zakin
Chairman and Chief Executive Officer

Proxim Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith E. Glover, Executive Vice President, Chief Financial Officer and Secretary of Proxim Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Proxim Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Keith E. Glover

Keith E. Glover
Executive Vice President,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.49(1)	Intellectual Property Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation.

10.50(1)	Patent License Agreement, dated as of August 5, 2002, by and among Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation.

10.51(1)	Supply Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Proxim Corporation’s Current Report on Form 8-K filed August 19, 2002.