Form 10-K
period 2002-12-31
PROXIM CORP
filed 2003-03-31
CIK 1112263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     Based on the closing sale price of the registrant’s Class A Common Stock on the Nasdaq National Market System on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates of the registrant was $259,484,098.

     The number of shares outstanding of the registrant’s Class A common stock as of March 25, 2003, was approximately 120,335,708.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

ITEM 1. BUSINESS

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to the financial condition, results of operations, accounting judgments, cash flows, litigation, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive position, growth opportunities for existing products, benefits from new technology, plans and objectives of management and other matters. Statements in this document that are not historical facts are identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements, including statements relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Proxim. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report.

     When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. These forward-looking statements are found at various places throughout this report and the other documents we incorporate by reference in this report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Proxim or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

     We provide broadband, or high-speed, wireless access products and access cards both in the United States and internationally. Our products and systems enable service providers, businesses and other enterprises, consumers and small businesses to deliver wireless data, voice and video services. We believe our fixed and mobile wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks. During the past ten years, we have developed technologies that have enabled us to introduce what we believe are some of the fastest, longest range and most reliable broadband wireless systems available, including our Tsunami 480, which we believe is currently the industry’s fastest license-exempt point-to-point wireless system. Our wireless local area networking solutions currently support data transmission speeds up to 100 megabits per second.

     We serve the global broadband wireless access market by selling our systems to service providers, businesses and other enterprises, as well as to homes and small businesses directly through our sales force and indirectly through distributors, value-added resellers, products integrators and original equipment manufacturers.

Recent Developments

     On March 17, 2003, we announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, we agreed with Intersil to dismiss all claims against each other, including lawsuits before the International Trade Commission and Federal Courts in Delaware and Massachusetts.

     As part of the confidential settlement agreement the two companies have entered into a patent cross-license agreement for their respective patent portfolios and Intersil will make a one-time payment of $6 million to us. The two companies have also entered into a product supply agreement defining the terms under which we will be able to purchase 802.11 products that utilize Intersil’s chipsets.

     We expect to continue to pursue licensing agreements related to our wireless local area networking, or WLAN patents and will vigorously defend our intellectual property rights. We expect to record a charge of approximately $3 million in the first quarter of 2003 for legal fees and other litigation-related expenses associated with this settlement and the defense of our intellectual property.

Recent Significant Business Combinations

     On March 26, 2002, the merger between Western Multiplex Corporation and Proxim, Inc. was completed and the combined company changed its name to Proxim Corporation. We provide broadband, or high speed, wireless access products to service providers, businesses and other enterprises as well as high performance WLAN products based on unlicensed radio frequency technology for enterprises as well as small offices and the homes.

     On August 5, 2002, we acquired the 802.11 WLAN systems business of Agere Systems, including the ORiNOCOTM product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in the Company. The addition of ORiNOCO product line expanded Proxim’s position in all major unlicensed wireless infrastructure markets, from 802.11 enterprise WLAN and public wireless access to distributed broadband and carrier-grade wireless backhaul systems. With this acquisition, Proxim acquired a broad offering of WLAN products for enterprises, service providers, small offices and consumers.

The Proxim Solution

     We believe that our broadband wireless systems address the growing need for bandwidth where digital phone lines or fiber optic cable are either too expensive to deploy in a timely fashion or are unavailable. In addition, our systems extend the reach of wired enterprise networks by providing extended range coverage using standards-based WLAN. Our systems are used in a variety of applications in different markets, including:

•	Mobile wireless backhaul. Our systems enable cellular and personal communication service providers to connect their base stations to other base stations and to existing wire line networks.

•	Fiber redundancy and extension. Our systems enable service providers and enterprises to back-up the wire line portions of their networks and to extend the reach of the fiber optic networks with products that combine the high transmission speeds and the reliability of fiber optic cable with the flexibility, cost effectiveness and rapid deployment of wireless technologies.

•	Enterprise/campus networks. Our systems and products enable enterprises with multiple facilities, including those located in a campus environment, to connect their facilities to expand or establish private computer and communications networks. In addition, our WLAN products extend the reach of wired enterprise networks for mobile and portable connectivity applications.

•	Last mile access. Our systems and products connect end-users with a service provider’s network backbone and central office, providing high-speed, last mile Internet access. Our WLAN products provide fully-featured access products for the emerging public access or hot spot market.

•	Home and small business networking. Our products provide Internet gateway and peer-to-peer cordless networking for the home and small office markets.

     The key benefits of our solution include:

     Rapid deployment. Service providers, businesses and other enterprises can rapidly deploy our systems to establish new, or expand existing, network infrastructures. Competing technologies such as digital phone lines and fiber optic cables generally take longer to deploy than our broadband wireless access systems. In addition, our license-exempt systems do not require frequency coordination and regulatory approval. As a result, service providers, businesses and other enterprises can avoid many of the time consuming processes typically required in installing licensed wireless technologies.

     Telecommunications grade availability of service. We have developed proprietary error correction algorithms, fault tolerant systems and comprehensive network management software designed to enable our LynxTM and Tsunami point-to-point fixed wireless systems to match or exceed fiber network availability standards. These wireless systems are designed to provide 99.999% availability, or less than five minutes of down time per year. As a result, our systems enable service providers, businesses and other enterprises to provide end-users with telecommunications grade availability which is equal to or better than that offered by most alternative broadband access solutions.

     High-speed and long distance connections. We have used our engineering expertise and proprietary radio frequency and digital signal processing technologies to design systems that offer an attractive combination of high-speed transmission rates and long-range coverage. During the past ten years, we have introduced what we believe are some of the fastest and longest-range wireless networking systems available, including our Tsunami 480, which we believe is currently the industry’s fastest license-exempt system.

     Cost-effective solutions. Because our technologies enable our systems to transmit over longer distances than competing product designs, service providers, businesses and other enterprises often require fewer units to cover a specified area. As a result, they are able to reduce both their initial and incremental capital expenditures for network deployments.

     Fully integrated end-to-end solution. We offer a broad range of systems that enable service providers, businesses and other enterprises to create complete broadband wireless networks that connect end-users to network backbones, for example fiber optic networks. Our point-to-point systems are primarily used within the backhaul segments of networks and also provide last mile access to large businesses. Our point-to-multipoint systems provide last mile access to campus environments, as well as residential users and small businesses. Our systems use similar radio frequency technology, digital signal processing and network management software. We believe this design commonality offers service providers, businesses and other enterprises higher end-to-end performance, lower equipment costs and lower training and maintenance costs.

     Our broadband wireless access systems have various disadvantages and limitations. For example, the broadband wireless access industry is technology intensive and requires us to continually develop new products or product enhancements in order for us to remain competitive. In addition, in contrast to mobile wireless access solutions, our systems require line-of-sight installation, which often requires the network service provider or enterprise network owner to obtain roof rights from third parties. Our systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas as our systems or, in the case of operating frequencies above 11 GHz, if there is inclement weather. As an increasing number of unlicensed products are deployed over time, whether Proxim systems or systems from our competitors, the possibility of interference between systems that operate in the same frequency increases, and in some cases there may not be sufficient frequency available in a given geographic location to allow further expansion of a customer’s network. Furthermore, our point-to-multipoint systems started shipping in December 2001 and we may not be able to successfully penetrate the emerging markets for these systems.

Strategy

     Our objective is to be a leading global provider of broadband wireless access and networking systems. Our strategy to accomplish this objective is to:

     Capitalize on our technology expertise to rapidly introduce new products. Over the past ten years, we have developed or acquired several core technologies that form the basis of our current product lines and which we intend to use in our future product development. Our dedicated team of engineers has multi-disciplinary technical capabilities, including radio frequency technology, digital signal processing and system software development. We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner. For example, we are currently developing a point-to-point broadband wireless system capable of transmitting data at speeds in excess of 1 gigabit per second and point-to-multipoint systems which will easily integrate with our existing point-to-point systems.

     Utilize existing customer and partner relationships to expand into new market segments. In 2002, we sold our systems to more than 170 customers in 45 countries. Our customers and partners include AT&T Wireless Group, Avaya, Cingular Wireless, Dell Computer, Fujitsu, Hewlett-Packard, Motorola, Telefonica, Telmex, Verizon Wireless, and VoiceStream Wireless. We intend to build upon our relationships with current customers and partners as they continue to expand their networks and enter new market segments, such as fiber extension, campus and other private networks and last mile access. We believe that we will be well-positioned to provide our current customers with broadband wireless access and networking solutions in their new markets.

     Increase our presence in international markets. While our products are currently sold and approved for use in over 50 countries, we intend to increase our presence in these countries and further expand into new international markets where broadband wire line access is currently too expensive or unavailable. In particular, as various governmental authorities make license-exempt spectrum available, we believe our license-exempt systems will be well-positioned for rapid deployment in these international markets. We intend to continue to expand our presence worldwide by expanding our international sales and marketing efforts, obtaining regulatory approvals for deploying our systems in new international markets, increasing our total product offerings in both existing and new international markets and establishing strategic alliances and partnerships.

     Aggressively market through distributors, value-added resellers and systems integrators. We have established relationships with key distributors, value-added resellers and systems integrators such as Avant Telecoms Inc., Communications Services International, Inc., Comstor, Digital China, Hutton Communication, Inc., Ingram Micro, Somera Communications Inc., Tech Data, Tessco Technologies Incorporated and Westcon Inc. to market and sell our systems. To further accelerate our growth, we intend to build upon our existing relationships and establish new relationships with distributors, value-added resellers and systems integrators that we believe have strong relationships with potential customers for our Lynx, Tsunami and ORiNOCO products. Our marketing group continues to develop materials and programs such as training courses to assist our distributors, value-added resellers and systems integrators in penetrating these markets.

     Expand through strategic transactions. We intend to pursue acquisitions of complementary businesses, technologies, products or services to expand our presence in the broadband wireless access market. On March 24, 2000, we acquired Ubiquity Communication, Inc., a Petaluma, California-based company. Through the acquisition, we acquired development stage point-to-multipoint technology that we have integrated with our core technologies to develop our point-to-multipoint systems. On March 22, 2001, we acquired WirelessHome Corporation, a Long Beach, California-based company. Through this acquisition, we acquired point-to-multipoint technology in the Beta phase that we have used to complete development of our first generation point-to-multipoint systems, Tsunami MP. On March 26, 2002, we completed a merger with Proxim, Inc., a Sunnyvale, California-based company which provides wireless local area networking and building-to-building network products based on radio frequency or RF technology. On August 5, 2002, we acquired the 802.11 WLAN systems business of Agere Systems, including the ORiNOCO product line, to expand our market position for standards-based WLAN products.

Products

     We classify our products into two product lines: Wireless Wide Area Network, or WWAN, product line, and; Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx, Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes 802.11a and ORiNOCO products. We design our products and systems generally to use common features, components and software.

     Our products operate at different transmission speeds, radio frequencies, with different ranges and support different standard interfaces. The table below summarizes the features of our current products:

	Transmission Speeds	Radio
	(Kilobits per second (Kbps))	Frequency		Standard
Product Name	(Megabits per second (Mbps))	(Gigahertz (GHz))	Range	Interface

WWAN Products

Point-to-Point Systems
		2.4 GHz and 5.8 GHz		Fractional, T1, E1
LYNX	56 Kbps to 155 Mbps	(License-exempt)	Beyond 50 miles	DS3 and OC3

2.4 GHz and 5.8 GHz
TSUNAMI	2 Mbps to 480 Mbps	(License-exempt)	Beyond 40 miles	T1, E1

5.8 GHz
TSUNAMI Quickbridge	20 Mbps to 60 Mbps	(License-exempt)	Up to 6 miles	T1, E1

Point-to-Multipoint Systems
	20 Mbps to 60	5.8 GHz
TSUNAMI Multipoint (MP)	Mbps/sector	(License-exempt)	Up to 6 miles	802.3

2.4 GHz
TSUNAMI MP.11.	11 Mbps	(License-exempt)	Up to 16 miles	802.11b

	Transmission Speeds	Radio
	(Kilobits per second (Kbps))	Frequency		Standard
Product Name	(Megabits per second (Mbps))	(Gigahertz (GHz))	Range	Interface

WLAN Products

2.4 GHz and 5 GHz
ORiNOCO Access Points	11 Mbps to 100Mbps	(License-exempt)	Up to 1700 feet	802.11a & 802.11b

2.4 GHz and 5 GHz
ORiNOCO Client Cards	11 Mbps to 100Mbps	(License-exempt)	Up to 1700 feet	802.11a & 802.11b

2.4 GHz
ORiNOCO Broadband Gateway	11 Mbps	(License-exempt)	Up to 1700 feet	802.11b

2.4 GHz to 5 GHz
HARMONY product family	11 Mbps to 100Mbps	(License-exempt)	Up to 1700 feet	802.11a & 802.11b

WWAN Products

     Each of our point-to-point systems consists of two pieces of equipment at separate locations. Each piece of equipment is first connected to an end-user’s network by a cable and then connected by an antenna cable to an antenna, which is usually mounted on a rooftop or tower. The two antennae are then aimed at one another to create a wireless connection between the two end-user locations. By using multiple systems, end-users can connect more than two locations to form a more extensive network. Our point-to-multipoint system consists of a base station connected to a wire line network which communicates with a multitude of subscriber units that connect remote local area computer networks to the main wire line network.

     Lynx products. Our point-to-point Lynx products are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. These connections comprise the backhaul segments of their networks. In addition, these products are also used to establish campus and private networks and to provide fiber extension and last mile access. Our Lynx products are offered in a variety of frequencies, ranging from 2.4 GHz to 5.8 GHz, which operate in license-exempt spectrum, with a variety of data transmission speeds, ranging from 56 Kbps per second to 155 Mbps per second. Our Lynx products can transmit and receive the maximum data capacity in both directions simultaneously, a feature commonly known as full duplex. Our products have a compact, fully-integrated design and a built-in network management system. They can be linked together within a network and managed with simple network management protocol, or SNMP, software. SNMP is an industry standard set of rules that governs network management and monitors network devices and their functions. Our Lynx products also include a separate control and diagnostic channel which remotely monitors the system’s status and performance without reducing its carrying capacity.

     Tsunami products. Our point-to-point Tsunami products primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. In addition, these products are also used to provide fiber extension and last mile access. Tsunami products are currently offered in frequencies ranging from 2.4 GHz to 5.8 GHz, with a variety of data transmission speeds ranging from 2 Mbps per second to 480 Mbps per second. Like our Lynx products, our Tsunami products offer features including full duplex transmission, fully-integrated design and a separate control and diagnostic channel. In addition, our higher capacity Tsunami systems include one or more additional T1 or E1 connections without reducing the carrying capacity of the system. The additional T1 or E1 connection is a standard telecommunications interface that is not based on Internet Protocol and is typically used for voice and/or video.

     Point-to-Multipoint Products. In December 2001, we began shipping our point-to-multipoint systems to enable service providers, businesses and other enterprises to cost-effectively connect end-users to a central hub. Businesses and other enterprises may also use these systems to cost-effectively connect multiple facilities within their private networks.

     Our point-to-multipoint systems are deployed in a hub and spoke configuration consisting of a single central hub and equipment located at each end-user’s premises. The central hub wirelessly connects to the remote customer premises equipment, prioritizing transmissions and allocating slots of time to each end-user based on a system called time division duplexing. We believe our time division duplexing technology provides a more efficient use of capacity compared to most alternative technologies to accommodate the peaks and lows of traffic between each end-user and the central hub. Central hubs operate in a variety of frequencies, in various geographic configurations and are capable of supporting hundreds of units of customer premises equipment. The hub unit can also connect to the central office of a service provider using our point-to-point technology. The customer premises equipment transmits and receives data between the end-user and the central hub at various transmission speeds and frequencies.

WLAN Products

     ORiNOCO Access Point. Our ORiNOCO access points offer solutions for enterprises and public access enabling corporate user access and creation of hot spots in small, medium and large venues. Our ORiNOCO access point is a full featured wireless bridge that extends the range of wired Ethernet networks and enables migration from 802.11b 2.4 GHz WLANs to 802.11a 5 GHz WLANs. With a dual slot architecture, the ORiNOCO AP-2000 access point provides configuration flexibility and increased network capacity through the use of two Network Interface Cards. The ORiNOCO AP-5000 access point is a combination network access point and a broadband gateway. Our ORiNOCO access points also provide high level security including IEEE 802.1x which is a part of the Windows XP operating system. The Wireless Distribution System support enables wireless connection of multiple PC’s, providing for a variety of wireless infrastructure configurations. Web enabled and SNMP network management allow for simple configuration and remote management of each ORiNOCO network. With a high performance 11 Mbps data rate at 2.4 GHz and 54 Mbps at 5 GHz, and a wide coverage range, we believe that the Wi-Fi compliant ORiNOCO access point is an ideal WLAN solution for the enterprise.

     ORiNOCO Client Cards. Our ORiNOCO client cards deliver mobile convenience, easy installation and a configuration utility that allows users to connect quickly and simply. ORiNOCO client cards for notebooks and desktops work together with all ORiNOCO infrastructure products including access points, residential gateways, and access servers. ORiNOCO client cards deliver multiple security levels with various levels of encryption including up to 152-bit WEP, 802.1x security, delivering enterprise-class security. Packaged client adapters include the following form factors: USB, ISA and PCI adapter for desktop computers, cordless ORiNOCO 802.11a/b ComboCard and 802.11 b ORiNOCO PC Card for notebook computers and Ethernet and Serial external adapters.

     ORiNOCO Broadband Gateway. Our ORiNOCO Broadband Gateway Wi-Fi (802.11b) WLAN Access Point and Cable/DSL Internet gateway offering dual Ethernet ports, for simultaneously supporting an Internet connection and a wired Ethernet network for the home and small business. Our ORiNOCO Broadband Gateway enables sharing of files and peripherals such as printers. Advanced features include 128-bit RC4 encryption, access control, built-in firewall with IP/Packet filtering, and remote management tools. Industry-leading radio receiver sensitivity and unique Microwave Interference Robustness (MIR) deliver performance against ambient interference, providing a coverage range of up to 1700 feet in home and small office environments.

     Harmony Products. Harmony was the first wireless networking solution to support multiple WLAN standards, including OpenAir, IEEE 802.11b, IEEE 802.11a, and IEEE 802.11g, in a single, homogeneous architecture. The Harmony product family includes network infrastructure products and client adapter products. Network infrastructure products include Access Point Controllers which centralize communication, configuration, management and security services, Access Points which deliver low-cost radio coverage and may be placed anywhere within the network, and Power Systems that deliver power over Ethernet to Access Points. The Access Point products provide the wireless connectivity used by WLAN standards-based client adapters.

Technology

     Over the past ten years, we have developed a number of core technologies that form the basis of our current product offerings and which we expect to use in our future product development. Our primary areas of technology expertise are radio frequency technology, digital signal processing and system software development.

     Radio frequency technology. Microwave and millimeter-wave technology are the technologies used to wirelessly transmit data, voice and video. Microwave technology uses radio frequencies ranging from 1 GHz up to 20 GHz, and millimeter-wave technology uses frequencies above 20 GHz. We believe we are one of the few wireless equipment manufacturers in the industry that has internally developed integrated microwave circuit board designs. We believe having these design capabilities provides us with higher performance, lower production costs, shorter development cycles and the ability to customize our products so that they can more easily be integrated with our existing products and with the networks of our various customers and end-users.

     Digital signal processing technology. Our products use proprietary digital signal processing technologies and designs that we developed specifically for use in wireless systems. We believe these technologies have enabled us to introduce a number of high-speed wireless products that we may not have been able to produce with generic digital signal processing chip sets. Because our development cycles are not dependent on an external supplier, we believe we can develop flexible, innovative products more quickly than those competitors who do not have similar capabilities. We are currently using our technological expertise in digital signal processing to develop next generation, high-speed wireless systems designed to operate at speeds over 720 megabits per second.

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

Sales and Marketing

     We sell our products worldwide to service providers, businesses and other enterprises, and original equipment manufacturers directly through our sales force and indirectly through distributors and value-added resellers. We focus our marketing efforts on supporting our direct sales force, distributors, value-added resellers and systems integrators. We also seek to stimulate market demand by increasing brand awareness and educating potential customers about the advantages of using our products.

     In the United States and Canada, our sales force focuses on key strategic accounts such as service providers, businesses and other enterprises and also develops relationships with end-users that purchase through distributors and value-added resellers. Outside the United States and Canada, sales are generally made through distributors or value-added resellers and original equipment manufacturers. Our sales force, however, develops direct relationships with end-users either independently, in which case the sales representative then brings in the distributor or value-added reseller to complete the sale, or together with the distributors or value-added resellers.

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

     Historically, we have not operated with a significant order backlog and a substantial portion of our revenues in any quarter were derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, we did not achieve our revenue targets in the third quarter of 2002, and we incurred a net loss of $35.1 million in that quarter.

Customer Service

     We are committed to providing our customers with high levels of service and support. We provide training, technical assistance and customer support on the installation, management, use and testing of our products. We also provide warranties for our products consistent with industry practices in the WLAN and WWAN markets, and we offer both in-warranty and out-of-warranty repair services. Our repair center is staffed with technicians who work directly with our quality assurance team to identify potential problems and repair equipment. In addition, we have a number of flexible hardware and software maintenance and support programs available for our products.

Customers

     We have a globally diversified base of customers and end-users consisting of service providers, businesses and other enterprises. In 2002, we sold our products to approximately 170 customers in 45 countries.

     The following table summarizes each customer which accounted for more than 10% of the Company’s total revenue each year:

	Year ended December 31,

Geographical region	2002	2001	2000

Comstor	23%	29%	—
Somera	—	11%	21%
Tessco Technologies, Inc.	—	11%	—
Avant Telecoms, Inc. (a value-added reseller)	—	—	11%

     During the year ended ending December 31, 2002, international sales accounted for approximately 38% of our total sales. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24% and 33% of total revenue during the calendar years 2001 and 2000, respectively. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33% and 18% of total revenue during the calendar years 2001 and 2000, respectively. Agere’s sales of its ORiNOCO products included sales to a number of international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

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

     We are currently developing additional Lynx products, some of which should be capable of operating at speeds exceeding 625 Mbps. In addition, we are currently developing additional Tsunami products that should be capable of operating at speeds exceeding 720 Mbps. These products under development will be additional solutions for fiber extension, last mile access and campus and private networks.

     We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. Over the past ten years, we have made and expect to continue to make significant investments in research and development. We invested approximately $29.2 million, $19.1 million and $12.4 million in research and development activities in 2002, 2001, and 2000, respectively.

Manufacturing

     Our ISO 9001 certified manufacturing operation, based in our Sunnyvale, California facility, consists primarily of pilot production, product assembly and product testing. Our strategy is to outsource manufacturing and procurement of component parts to manufacturers with the expertise and ability to achieve the cost reductions associated with volume manufacturing and to respond quickly to orders, while maintaining our quality standards. This allows us to focus our internal resources on developing new products. For our current generation of Lynx and Tsunami products, we rely on two contract manufacturers to produce our printed circuit boards and one contract manufacturer for limited printed circuit board testing. We complete the final assembly and testing of these products at our Sunnyvale facility. We manufacture our ORiNOCO, Tsunami Multipoint, Tsunami outdoor routers and Harmony products through off-shore turnkey contract manufacturers. We intend to have our next generation of Lynx and Tsunami products manufactured by off-shore turnkey contract manufacturers beginning in 2003.

     We depend on single or limited source suppliers for several key components used in our products. Proxim, Inc. and Agere’s WLAN division depended on single sources for proprietary application specific integrated circuits, or ASICs, and assembled circuit boards. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. In connection with our acquisition of Agere’s 802.11 WLAN systems business, we have entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide us with 802.11 chips, modules and cards. Other than this agreement, we do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

     We have limited manufacturing capability and limited experience in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. For example, as a part of our restructuring activities in the first quarter of 2002, we increased our provision for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments. We subsequently reclassified this provision to cost of revenue for the first quarter of 2002. The provision related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

     Proxim, Inc. produced its 802.11a products for a limited amount of time and Western Multiplex had just begun production of its Tsunami point-to-multipoint product prior to the merger. Agere also had a limited operating history with its 802.11 WLAN products. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

•	an evolving and unpredictable business model;

•	uncertain acceptance of new products and services;

•	competition; and

•	challenges in managing growth.

     We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Competition

     The markets for broadband wireless systems and wireless local area networking and building-to-building wireless networking are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

     We could be at a disadvantage to competitors, particularly Alcatel, Business Networks AB, Cisco Systems, D-Link, Intel Corporation and LinkSys (which announced an agreement to be acquired by Cisco Systems on March 20, 2003, subject to regulatory approvals), which have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation, Alvarion (the merger of Breezecom and Floware), Ceragon Networks, Cisco Systems, DMC Stratex Networks, Enterasys Networks, Harris Corporation, Intel Corporation, Intersil Corporation, Nokia Corporation, Symbol Technologies and 3Com Corporation.

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

     Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the WLAN and building-to-building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Intellectual Property

     We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued eighteen U.S. patents that are important to our current business, and we have several patent applications pending in the U.S. that relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

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

     Although we intend to protect our proprietary rights vigorously, there can be no assurance that the measures we have taken or may take to protect our proprietary rights will be successful. We expect that litigation may continue to be necessary to enforce our patents, trademarks or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, to establish the validity of any technology licenses offered to patent infringers, to prevent the importation of infringing products into the United States, or to defend against claims of infringement. Litigation has resulted in and could further continue to result, in substantial costs and diversion of resources and, if determined adversely to us, could materially and adversely affect our business and operating results. Moreover, we can offer no assurance that in the future these rights will be upheld. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products. For more information regarding our pending patent litigation, see Item 3, Legal Proceedings set forth herein.

     The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we cannot make any assurance that these matters will not materially and adversely affect our business, financial condition, operating results or cash flows.

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

     The FCC is coordinating discussions between the United States military and the commercial wireless industry regarding the operation and potential interference from unlicensed 5 GHz systems. These discussions are intended to resolve the potential interference issues without a rule change to the operation of unlicensed 5 GHz systems. If a solution cannot be agreed upon by the parties, the FCC could change the regulations related to the operation of unlicensed 5 GHz products. Such a change could have a material adverse affect upon the sale of our unlicensed 5 GHz products.

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

Employees

     As of December 31, 2002, we had 433 employees, including 64 in manufacturing, 165 in research and development, 161 in sales, marketing and customer service and 43 in finance and administration. We are not a party to any collective bargaining agreement in the United States. We are subject to collective bargaining with 22 employees, based in the Netherlands. We believe that relations with our employees are good.

Executive Officers

     The following information as of March 27, 2003, is provided with respect to each of our executive officers.

Name	Age	Current Title and Position

Jonathan N. Zakin	54	Chief Executive Officer and Chairman of the Board of Directors
Keith E. Glover	46	Executive Vice President, Chief Financial Officer and Secretary
David C. King	44	Vice-Chairman of the Board of Directors
Amir Zoufonoun	43	Executive Vice President, WAN Strategy and Business Development

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

     Keith E. Glover has served as the Vice President of Finance and Administration and Chief Financial Officer since he joined Proxim in September 1993. Upon the closing of the merger between Proxim, Inc. and Western Multiplex Corporation in March 2002, Mr. Glover was appointed Executive Vice President, Chief Financial Officer and Corporate Secretary of Proxim Corporation. From March 1986 to June 1993, Mr. Glover worked for Vitalink Communications Corporation, a LAN internetworking subsidiary of Network Systems Corporation, where he held several financial management positions, most recently as Vice President of Finance.

     David C. King joined Proxim in December 1992 as Vice President of Marketing and acting Chief Financial Officer, in July 1993 was appointed President, Chief Executive Officer and Director, and in January 1996 was named Chairman of the Board of Directors and in December 2002 was named Vice-Chairman of the Board of Directors. From December 1990 to November 1992, Mr. King served in various executive capacities at Vitalink, most recently as Vice President of Marketing and Customer Services. From 1985 to 1990, Mr. King was Senior Manager in the San Francisco office of McKinsey & Company, Inc., an international management consulting firm, where he was a member of the firm’s high technology and health care practices.

     Amir Zoufonoun has served as our Executive Vice President, WAN Strategy and Business Development since March 2002. Prior to the merger with Proxim, Inc. he served as our President and Chief Operating Officer and a member of the Board of Directors since November 1, 1999. He was also our General Manager from 1998 to 1999. Since Mr. Zoufonoun joined Western Multiplex in 1989, he served in various management positions of increasing responsibility, including Vice President of Engineering. From 1979 to 1989, he held various engineering and technical management positions with Harris Corporation. Mr. Zoufonoun received a M.S. degree in electrical engineering from Santa Clara University and a B.S. degree in Electrical Engineering from San Jose State University.

Available Information

     Proxim makes available free of charge on the Proxim website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Proxim files such material with, or furnishes it to, the Securities and Exchange Commission. The address of the Proxim website is www.proxim.com.

Item 2. Properties

     Our corporate headquarters, primary research and development and manufacturing operations, are located in approximately 139,000 square feet in Sunnyvale, California under leases that expire on August 31, 2009. In addition, we maintain 40,554 square feet of office space in Duluth, Georgia under a lease and sublease that expires September 30, 2009, 40,000 square feet of office space in Mountain View, California under a lease and sublease that expires March 31, 2006, 37,333 square foot facility in Sunnyvale, California under lease that expires in November 2010, 16,000 square feet in Austin, Texas under a lease that expires on March 31, 2005, 11,000 square feet of warehouse space in Santa Clara, California under a lease that expires on September 30, 2005, 10,637 square foot facility in Long Beach, California under lease expires in July 2005, 8,000 square feet of office space in Wakefield, Massachusetts under a lease that expires on May 30, 2004 and 6,930 square feet of office space in Herndon, Virginia under a lease that expires on December 31, 2006. Management considers the above facilities suitable and adequate to meet our current requirements. We also lease sales offices in Atlanta, Georgia; Paris, France; and Tokyo, Japan and a design center in India.

Item 3. Legal Proceedings

     Since March 2001, we have been involved in patent and International Trade Commission litigation with respect to alleged infringement of certain of our United States patent rights related to direct sequence wireless local area networking technology. This litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

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

     On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol WLAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim, Inc. related to these infringement claims.

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

     On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, and further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Guardian Systems Inc., as a party.

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001, Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference.

     On August 5, 2002, in connection with our acquisition of the 802.11 WLAN systems business from Agere, we announced that we had entered into a cross-license agreement with Agere whereby, in part, Agere agreed to settle the pending patent-related litigation between the two companies.

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies, as well as Intersil’s customers. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts.

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of our stockholders was held on October 8, 2002 for the purpose of considering and voting upon a proposal to approve the conversion of $34 million in outstanding principal amount of our indebtedness into shares of our Series A Preferred Stock, with an initial $34 million liquidation preference, and the issuance of warrants to purchase approximately 5.6 million shares of our Common Stock. Of the total outstanding shares of Common Stock of the Company present in person or by proxy and entitled to vote on the matter, 84,161,582 shares, or approximately 98%, voted in favor of the proposal. A total of 1,423,644 shares of Common Stock of the Company voted against the proposal and 88,040 shares of Common Stock of the Company abstained.

     To finance our acquisition of Agere’s 802.11 WLAN systems business, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities, who agreed to collectively invest $75 million in Proxim. These investors received 1,640,000 shares of redeemable convertible Series A Preferred Stock in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our Common Stock valued at $12.3 million. The remaining $34 million of the investment was in the form of convertible notes. Pursuant to the Securities Purchase Agreement, we also agreed to hold a special meeting of our stockholders to approve the conversion of the notes and the issuance to the investors of warrants to purchase shares of our Common Stock. Upon receipt of approval of our stockholders at the special meeting, we converted the notes issued to these investors into 1,360,000 shares of our Series A Preferred Stock and we granted to the investors additional warrants to purchase approximately 5.6 million shares of our Common Stock. In total, these investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

     The following table shows the high and low bid prices of the Company’s common stock for the fiscal years ended December 31, 2001 and 2002 as reported on the Nasdaq National Market:

	High	Low

First Quarter (ended 3/30/01)	$17.00	$6.63
Second Quarter (ended 6/29/01)	$8.20	$2.50
Third Quarter (ended 9/28/01)	$5.60	$2.82
Fourth Quarter (ended 12/31/01)	$5.85	$3.25
First Quarter (ended 3/29/02)	$5.97	$1.82
Second Quarter (ended 6/28/02)	$3.70	$2.90
Third Quarter (ended 9/27/02)	$3.21	$1.70
Fourth Quarter (ended 12/31/02)	$1.89	$0.40

     The closing price of the Company’s common stock on the Nasdaq National Market on January 16, 2003 was $1.24.

(b) Holders

     Proxim Corporation common stock is quoted on the Nasdaq National Market under the symbol PROX. The Company had 428 stockholders of record as of March 25, 2003.

(c) Dividends

     The Company presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. From August 2005 through August 2007, shares of the Company’s Series A Preferred Stock will be entitled to dividends equal to 8% of their liquidation preference per year, payable, at the Company’s election, in cash or shares of the Company’s Common Stock valued at the then-market price.

(d) Equity Plan Information

     The disclosure required by Item 201(d) of Regulation S-K is set forth in the 2003 Proxy Statement under the section “Equity Plan Information” and is incorporated herein by reference.

Item 6. Selected Financial Data

     You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Proxim Corporation’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except share data)
Statement of operations data:
Revenue, net	$144,660	$105,730	$105,508	$44,750	$32,903
Cost of revenue	83,685	55,887	50,466	22,470	17,703
Provision for excess and obsolete inventory	12,659	—	—	—	—

Gross Profit	48,316	49,843	55,042	22,280	15,200

Operating expenses:
Research and development	29,159	19,114	12,379	5,925	4,866
Selling, general and administrative	49,491	38,603	22,531	8,192	6,599
Amortization of goodwill and intangible assets	12,467	5,440	2,382	737	731
Amortization of deferred stock compensation	855	5,196	4,161	—	—
Recapitalization costs	—	—	—	3,050	—
Impairment of goodwill and intangible assets	129,108	4,331	—	—	—
Impairment of loan to officer	4,500	—	—	—	—
Restructuring charges	43,177	1,816	—	—	—
In-process research and development	16,100	6,400	—	—	—
Merger costs	—	30	185	—	—

Total operating expenses	284,857	80,930	41,638	17,904	12,196

Income (loss) from operations	(236,541)	(31,087)	13,404	4,376	3,004
Interest income (expense), net	(85)	1,393	85	(368)	(24)

Income (loss) before income taxes	(236,626)	(29,694)	13,489	4,008	2,980
Income tax provision (benefit)	3,224	(4,096)	6,800	2,831	1,145

Income (loss) before extraordinary item	(239,850)	(25,598)	6,689	1,177	1,835
Loss on early extinguishment of debt, net of tax benefit of $241	—	—	(394)	—	—

Net income (loss)	(239,850)	(25,598)	6,295	1,177	1,835
Deemed Series A Preferred Stock dividend	(2,740)	—	—	—	—
Accretion of Series A Preferred Stock redemption obligations	(1,890)	—	—	—	—

Net income (loss) attributable to common stockholders	$(244,480)	$(25,598)	$6,295	$1,177	$1,835

Basic earnings (loss) per share	$(2.33)	$(0.44)	$0.13	$0.02	$0.02

Diluted earnings (loss) per share	$(2.33)	$(0.44)	$0.12	$0.02	$0.02

Shares used to compute basic earnings (loss) per share	105,119	57,559	47,045	73,000	80,000

Shares used to compute diluted earnings (loss) per share	105,119	57,559	52,081	73,000	80,000

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and short-term investments	$17,048	$23,290	$51,727	$1,913	$1,377
Working capital	53,975	65,083	84,686	4,481	9,835
Total assets	177,423	134,398	140,877	43,322	35,146
Restructuring accruals and long term debt	26,680	—	28	19,153	—
Mandatory redeemable convertible preferred stock	64,412	—	—	—	—
Total stockholders’ equity	$51,267	$118,252	$122,024	$11,006	$30,719

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

Overview

     Proxim Corporation is the company created by the March 26, 2002 merger of Proxim, Inc. and Western Multiplex Corporation. The results for 2002 include the financial results of Western Multiplex for the period from January 1, 2002 to December 31, 2002, the results of the former Proxim, Inc. for the period from March 27, 2002 to December 31, 2002, and the results of the 802.11 WLAN systems business of Agere for the period from August 6, 2002 to December 31, 2002, in accordance with generally accepted accounting principles for accounting for business combinations. Western Multiplex was founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, Western Multiplex changed its strategy, becoming a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless products. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation in March 2001, Western Multiplex has developed point-to-multipoint systems that enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance WLAN and building-to-building network products based on RF technology and changed the Western Multiplex name to Proxim Corporation. In April 2002, we acquired nBand Communications Inc., a start-up developer of next generation advanced application specific integrated circuits, or ASICs technology.

     On August 5, 2002, we completed our acquisition of the 802.11 WLAN systems business of Agere Systems, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of redeemable convertible Series A preferred stock (“Preferred Stock”) in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of common stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to common stockholders. The investors were also issued $34 million of convertible notes. Upon the receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Preferred Stock and warrants to purchase approximately 5.6 million shares of common stock valued at $1.6 million. The warrants were recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of common stock for approximately $3.06 per share valued at $14.0 million. The Preferred Stock and warrants issued to the investors represent approximately 25% of our outstanding common stock on an as-converted and as-exercised basis including dividends. In addition, in connection with the transaction, we entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and have entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to us at specified prices.

     The financial statements include the results of acquired subsidiaries from their respective dates of acquisition.

     Revenue. We generate revenue primarily from the sale of our Lynx and Tsunami systems for our WWAN product line, and the sale of 802.11a standards based products, acquired in the Proxim, Inc. acquisition, and ORiNOCO products acquired from Agere, for our WLAN product line. We introduced the Tsunami products during the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value-added resellers and system integrators. Shipments to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs.

     Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors with rights of return upon shipment by the distributors to the end user customer. Formerly, we recognized revenue for sales of WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the Agere Systems 802.11 WLAN business and the adoption of one uniform method is consistent with our plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized over the period of the rental.

     Revenue consists of product revenues, reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

     Our sales force focuses on key strategic accounts and also develops relationships with end users that purchase through distributors and value-added resellers. Distributors sell our products to end users, and value-added resellers not only sell our products to end users, but also assist end users in network design, installation and testing. We market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Additionally, we sell directly to OEM customers. We sell both design-in products for integration into their wireless computing platforms and branded products as private label models. Any significant decline in direct sales to end users or in sales to our distributors or value-added resellers, or the loss of any of our distributors, value-added resellers or OEM customers, could materially adversely affect our revenue.

     During 2002, we sold our products to approximately 170 customers in 45 countries. In 2002, international sales accounted for approximately 38% of our total revenue. We expect international sales to vary but remain significant as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not directly exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks, which are more fully described herein, include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

     As we have increased sales through our distributors and value-added resellers, we have experienced a decline in the average selling prices of our products. This is because the prices of the products that we sell indirectly through distributors and value-added resellers are typically lower than the prices of the products we sell directly through our sales force to end users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. These newer products have higher prices than our older products. Our international sales also have lower average selling prices when compared to our United States and Canadian selling prices. This is primarily due to our higher reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. If indirect sales and sales in our international markets increase, we would expect that our average selling prices to further decline.

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

     Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype development expenses, consultant fees and allocated overhead related to the design, development, testing and enhancement of our products and underlying technologies. We expense all research and development expenses as incurred. We expect to decrease our research and development expenses as a percentage of revenue during the next two quarters in order to reduce our breakeven point.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries, commissions, product marketing, sales support functions, advertising, trade show and other promotional expenses and allocated overhead. We intend to decrease our selling, general and administrative expenditures as a percentage of revenue during the next two quarters in order to reduce our breakeven point.

     Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain highly skilled and qualified business and technical personnel. Prior to our initial public offering, we recorded deferred stock compensation on certain options for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount is included as a reduction of stockholders’ equity and is being amortized by charges to operations over the vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. As of December 31, 2002, all deferred stock compensation was amortized.

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

Revenue Recognition

     Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors with rights of return upon shipment by the distributors to the end user customer. Formerly, we recognized revenue for sales of WWAN products to distributors with rights of return upon shipment to the distributor and provide reserves for the estimated amount of product returns. The combination of the changes resulting from the then proposed acquisition of the Agere System’s 802.11 WLAN business and the adoption of one uniform method was consistent with our plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Deferred gross profit on these distributors sales at December 31, 2002 was $5.9 million. In addition to the deferral of product revenue identified below, we reported accounts receivable net of deferred revenue and carried the value of the related products as consigned inventory. As of December 31, 2002, accounts receivable was reduced by $14.7 million to $30.5 million and we recorded consigned inventory of $8.8 million which increased total inventory to $36.8 million.

Allowance for Doubtful Accounts, Returns and Discounts

     We record estimated reductions to revenue for sales return, customer programs and incentive offerings including special pricing agreements, price protection and promotions. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Provision

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

Valuation of Inventories

     We write down our inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs, including adverse purchase order commitments, may be required.

Valuation of Minority Interest Investments

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

Valuation of Deferred Tax Assets

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

Restructuring Costs and Impairment of Goodwill and Intangible Assets

     In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses. Any decision to limit investment in or to dispose of or otherwise, exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Patent Litigation and Infringement Costs

     We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of December 31, 2002 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

     The following table provides operations data as a percentage of revenue for the periods presented:

	Year Ended December 31,

	2002	2001	2000

Revenue, net	100.0%	100.0%	100.0%
Cost of revenue	57.9	52.9	47.8
Provision for excess and obsolete inventory	8.7	—	—

Gross profit	33.4	47.1	52.2
Operating expenses:
Research and development	20.2	18.1	11.7
Selling, general and administrative	34.2	36.5	21.3
Amortization of goodwill and intangible assets	8.6	5.1	2.3
Amortization of deferred stock compensation	0.6	4.9	3.9
Impairment of goodwill and intangible assets	89.3	4.1	—
Impairment of loan to officer	3.1	—	—
Restructuring charges	29.8	1.7	—
In-process research and development	11.1	6.1	—
Merger costs	—	—	0.2

Total operating expenses	196.9	76.5	39.4

Income (loss) from operations	(163.5)	(29.4)	12.8
Interest income (expense), net	(0.1)	1.3	—

Income (loss) before income taxes	(163.6)	(28.1)	12.8
Income tax provision (benefit)	2.2	(3.9)	6.4

Income (loss) before extraordinary item	(165.8)	(24.2)	6.4
Loss on early extinguishment of debt net of income tax benefit	—	—	0.4

Net income (loss)	(165.8)	(24.2)	6.0
Deemed Series A Preferred Stock dividend	(1.9)	—	—
Accretion of Series A Preferred Stock redemption obligations	(1.3)	—	—

Net income (loss) attributable to common stockholders	(169.0)%	(24.2)%	6.0%

Comparison of Years Ended December 31, 2001 and 2002

     Revenue, net. We classify our products into two product lines: Wireless Wide Area Network, or WWAN, product line, and; Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes 802.11a and ORiNOCO products. Prior to the March 26, 2002 merger with Proxim, Inc., we did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below. Revenue information by product line is as follows (in thousands):

Product Line	2002	2001

WWAN	$83,799	$105,730
WLAN	60,861	—

Total revenue	$144,660	$105,730

     For the year ended December 31, 2001, three distributors, Comstor, Somera Communications, Inc. and Tessco Technologies accounted for 29.4%, 11.4% and 10.5%, respectively, of total revenue. For the year ended December 31, 2002, Comstor accounted for 23.0% of total revenue.

     Revenue increased 36.9% from $105.7 million in 2001 to $144.7 million in 2002. Revenue increased primarily due to the contribution of sales of WLAN products totaling $60.9 million acquired in both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the ORiNOCO product line from Agere on August 5, 2002. This increase was partially offset by a decrease in WWAN product sales. The decrease in WWAN product sales was attributable, in part, to the adoption of a uniform sell-through revenue recognition methodology for products that are sold through distribution channels with rights of return. This accounting methodology change was implemented on a prospective basis effective June 29, 2002, and resulted in the deferral of $14.7 million of revenue from WWAN products shipped to distributors as of December 31, 2002, that were not sold through to end customers.

     Cost of revenue. Cost of revenue increased 49.7% from $55.9 million in 2001 to $83.7 million in 2002. As a percentage of revenue, cost of revenue increased from 52.9% in 2001 to 57.8% in 2002. The increase in cost of revenue was primarily attributable to increased revenue. The increase in cost of revenue as a percentage of revenue was primarily attributable to the contribution of sales from WLAN products acquired in both the merger with Proxim, Inc. and the acquisition of the 802.11 WLAN systems business from Agere Systems. WLAN products generally carry lower gross margins as a percentage of revenue than WWAN products.

     Provision for Excess and Obsolete Inventory, We recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $12.7 million during 2002 as part of our restructuring charge, of which $7.7 million related to excess and obsolete inventory and $5.0 million related to purchase commitments. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

     Due to these factors, inventory levels exceeded the our requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. We do not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. We use a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during 2002:

Balance as of December 31, 2001	$3,021
Additional reserve for excess and obsolete inventory	7,686
Balance acquired with Proxim, Inc.	45,114
Inventory scrapped	(22,976)

Balance as of December 31, 2002	$32,845

     Research and development. Research and development expenses increased 52.6% from $19.1 million in 2001 to $29.2 million in 2002. The increase in research and development expense was primarily attributable to the cost of increased personnel, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expenses increased from 18.1% in 2001 to 20.2% in 2002 primarily due to increased personnel expenses.

     Selling, general and administrative. Selling, general and administrative expenses increased 28.2% from $38.6 million in 2001 to $49.5 million in 2002. The increase in selling, general and administrative expense was primarily attributable to increases in sales and marketing personnel expenses, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, advertising, tradeshow, and public relations expenses. As a percentage of revenue, selling, general and administrative expenses decreased from 36.5% in 2001 to 34.2% in 2002. The percentage decrease was primarily due to efforts to control costs, including the reductions of headcount and discretionary spending.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets increased from $5.4 million in 2001 to $12.5 million in 2002. Amortization of goodwill and other intangible assets increased primarily due to the increased intangible assets from both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the 802.11 WLAN systems business of Agere offset by the cessation of amortization of goodwill arose from acquisitions completed prior to June 30, 2001 subsequent to the adoption of SFAS No. 142 beginning on January 1, 2002.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased from $5.2 million in 2001 to $0.9 million in 2002. Amortization of deferred stock compensation decreased primarily due to the issuance of stock options at fair value since the completion of our initial public offering in 2000.

     Impairment of goodwill and intangible assets. In December 2002, due to the recent significant decline in forecasted revenue and the cash flows therefrom, we made a complete assessment of the carrying value of all goodwill and other intangibles assets in accordance with SFAS No. 142. First, we determined the fair value of its equity to be less than the carrying value of goodwill. As such, an impairment charge was applicable in accordance with SFAS No. 142 as of December 31, 2002. Then we quantified the goodwill impairment as the amount by which the carrying amount of the asset exceeded the estimated fair value of the asset. The carrying value of goodwill totaling $138.8 million as of December 31, 2002 exceeded the estimated fair value of $9.7 million and, accordingly, we took a charge for the impairment of goodwill of $129.1 million.

     Impairment of loan to officer. Prior to 2002, Proxim, Inc. had guaranteed up to $5 million of obligations of an officer of the Company, with respect to a margin loan with an investment bank. We assumed the guaranty in the merger with Proxim, Inc. and on October 15, 2002, the investment bank called our guaranty of $5 million. We continue to seek repayment from the officer under a Reimbursement and Security Agreement. In this regard, in January 2003, the officer made a cash payment of $0.5 million to us with the proceeds of a second mortgage on his home. We assessed the recoverability of the remaining balance of the loan with respect to the officer’s current financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This impairment charge does not constitute forgiveness of the officer’s indebtedness to us. Future payments by the officer under the Reimbursement and Security Agreement will be recorded as income in the period cash is received.

     Restructuring charges. During 2002, we recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges included $40.8 million of cash provisions, which included severance of $7.4 million for 194 employees, $33.1 million related to excess facilities and for future lease commitments and exit costs related to the closure of four facilities, $0.3 related to consulting fees. The charge also included $2.4 million of non-cash provisions related to fixed assets that will no longer be used at the facilities.

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

     The following table summarizes the restructuring activity in 2001 and 2002 (in thousands):

	Severances	Facilities	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—
Provision charged to operations	1,382	208	226	1,816
Charges utilized	(1,184)	(156)	(46)	(1,386)

Balance as of December 31, 2001	198	52	180	430
Reclassifications among categories	—	180	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	1,066
Provision charged to operations	7,395	33,080	2,702	43,177
Charges utilized	(7,593)	(3,928)	(2,702)	(14,223)

Balance as of December 31, 2002	$—	$30,450	$—	$30,450

     In-process research and development. Purchased in-process research and development (“IPR&D”) consist primarily of acquired technology that has not reached technological feasibility and had no alternative future use as of the date of acquisition. See Note 5 to the consolidated financial statements for additional information regarding the IPR&D projects.

     The $16.1 million expensed to purchased in-process research and development in 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere’s 802.11 WLAN systems business, technology for next generation ASICs acquired in the nBand acquisition and 802.11a and HomeRF 2.0 wireless networking products acquired related to the Proxim, Inc. merger.

     The $6.4 million expensed to purchased in-process research and development in 2001 related to the WirelessHome acquisition for point-to-multipoint technology.

     Merger costs. In the fourth quarter of 2000, we incurred $3.2 million of merger costs in connection with the aborted acquisition of Adaptive Broadband Corporation. Adaptive Broadband Corporation reimbursed us $3.0 million of those costs. The additional $0.2 million in 2000 was recorded in operating expenses. The additional $30,000 in the first quarter of 2001 represented additional merger costs recorded in operating expenses.

     Interest income (expense), net. Interest income (expense), net decreased from income of $1.3 million in 2001 to expense of $85,000 in 2002. The increase in interest expense is mainly attributable to interest on the convertible promissory notes issued in August 2002 and decreased interest income due to lower applicable return rates on cash balances.

     Income tax provision (benefit). The income tax provision for 2002 was primarily the result of establishing a full valuation allowance in the first quarter of 2002 to offset deferred tax assets brought forward from December 31, 2001. In assessing our ability to realize deferred income tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. As a result of the losses incurred, there is significant uncertainty, as to the realizability of the deferred tax assets. Accordingly, the Company recorded a valuation allowance of approximately $11.3 million against our deferred tax assets in the year ended December 31, 2002. Our income tax provision was ($4.1) million for the year ended December 31, 2001 as compared to an income tax provision of $3.2 million for the year ended December 31, 2002. Our effective tax rates were (13.8%) for the year ended December 31, 2001 and (1.3%) for the year ended December 31, 2002. The effective rates in 2001 and 2002 were higher than federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to the increase in valuation allowance, expenses related to charges for goodwill impairment, amortization of goodwill and intangible assets, purchased in-process research and development and equity investments that were not deductible for income tax purposes.

Comparison of Years Ended December 31, 2000 and 2001

     Revenue, net. Revenue was $105.5 million for the year ended December 31, 2000 compared to $105.7 million for the year ended December 31, 2001. For the year ended December 31, 2001, three distributors, Comstor, Somera Communications, Inc. and Tessco Technologies accounted for 29.4%, 11.4% and 10.5%, respectively, of total revenue. For the year ended December 31, 2000, Somera Communications, Inc. and Avant Telecoms, Inc., a value-added reseller, accounted for 21.4% and 11.1%, respectively, of total revenue. In 1999, 2000, and 2001 sales to all distributors, which had certain limited rights of return of the company’s products, accounted for approximately 23.1%, 39.5% and 69.8% of net revenue. In addition, export sales, which were denominated in U.S. dollars and consisted of domestic sales to customers in foreign countries accounted for approximately 23.1%, 33.2% and 24.3% of net revenue in 1999, 2000 and 2001, respectively.

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

     Selling, general and administrative. Selling, general and administrative expenses increased 71.3% from $22.5 million for the year ended December 31, 2000 to $38.6 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses was primarily attributable to increased personnel in the international sales organization, advertising and marketing programs, tradeshow, and public relations expenses. As a percentage of revenue, selling, general and administrative expenses increased from 21.3% for the year ended December 31, 2000 to 36.5% for the year ended December 31, 2001.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets increased 128.4% from $2.4 million for the year ended December 31, 2000 to $5.4 million for the year ended December 31, 2001. The increase in amortization was attributable to goodwill and other intangible assets related to the WirelessHome acquisition in March 2001.

     In July 2001, the Financial Accounting Standards Board issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. As a result of our adoption of SFAS 142, as of January 1, 2002, we no longer amortize goodwill. Goodwill amortization for the year ended December 31, 2001 was approximately $5.0 million.

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

     Amortization of deferred stock compensation. Amortization of deferred stock compensation increased 24.9% from $4.2 million for the year ended December 31, 2000 to $5.2 million for the year ended December 31, 2001. Amortization of deferred stock compensation for both periods includes the sale of stock and issuance of options at prices deemed to be below fair market value. Amortization of deferred stock compensation for the year ended December 31, 2001 also included $2.2 million of stock compensation expense recorded in the fourth quarter in connection with the issuance of 558,950 shares to certain individuals upon WirelessHome meeting certain development milestones.

     Impairment of goodwill and intangible assets. We recorded $4.3 million of impairment of goodwill related to our former Ubiquity operations during the first quarter of 2001. The amount of the charge equaled the unamortized amount of the goodwill as of the date of the closure of the Ubiquity operations, as no future benefit was anticipated since WirelessHome had replaced Ubiquity as the developer of our point-to-multipoint systems.

     Restructuring charges. During the first and second quarter of 2001, we recorded $1.2 million of restructuring charges related to the closure of our former Ubiquity operations. The charges included $1.0 million of cash provisions, which included severance of $0.8 million for 12 employees and $0.2 million for future lease commitments and exit costs related to the Petaluma office facility. As of

December 31, 2001, approximately $0.8 million of the $1.0 million of cash provisions was incurred. The charge also included $0.2 million of non-cash provisions primarily related to fixed assets and other assets that will no longer be used at the facility.

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

     Merger costs. In the fourth quarter of 2000, we incurred $3.2 million of merger costs in connection with the aborted acquisition of Adaptive Broadband Corporation. Adaptive Broadband Corporation reimbursed us $3.0 million of those costs. The additional $0.2 million in 2000 was recorded in operating expenses. The additional $30,000 in the first quarter of 2001 represented additional merger costs recorded in operating expenses.

     Interest expense. Interest expense decreased from $1.5 million for the year ended December 31, 2000 to $137,000 for the year ended December 31, 2001. Interest expense in 2000 represented interest incurred on term loans and a revolving credit line we entered into in November 1999 as part of the recapitalization. Interest expense decreased, because we repaid all borrowings outstanding under this debt in August 2000. Interest expense in 2001 represents agency and commitment fees related to our unused $10 million revolving credit facility.

     Interest income. Interest income decreased from $1.7 million for the year ended December 31, 2000 to $1.5 million for the year ended December 31, 2001. The decrease in interest income was primarily due to the decrease in investments.

     Income tax provision (benefit). Our income tax provision was $6.8 million for the year ended December 31, 2000 as compared to an income tax benefit of $4.1 million for the year ended December 31, 2001. Our effective tax rates were 50.4% for the year ended December 31, 2000 and (13.8%) for the year ended December 31, 2001. The effective rates in 2000 and 2001 were higher than federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to expenses related to charges for goodwill impairment, amortization of goodwill and intangible assets, purchased in-process research and development and equity investments that were not deductible for income tax purposes.

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $16.6 million at December 31, 2001 to $16.5 million at December 31, 2002. Cash and cash equivalents decreased by $14.5 million from $31.1 million at December 31, 2000 to $16.5 million at December 31, 2001.

     Net cash used in operating activities was $27.5 million for the year ended December 31, 2002, primarily due to the net loss after the effect of non-cash charges, an increase in inventory and other assets and a decrease in accrued liabilities partially offset by a decrease in accounts receivable and an increase in accounts payable. Net cash used in operating activities was $12.0 million for the year ended December 31, 2001, primarily due to the net loss after the effect of non-cash charges, an increase in accounts receivable and inventory and a decrease in account payable and accrued liabilities, partially offset by an increase in other assets. Net cash used in operating activities was $13.1 million for the year ended December 31, 2000, primarily due to an increase in accounts receivable, inventory and other assets, partially offset by net income after the effect of non-cash charges and an increase in account payable and accrued liabilities.

     Net cash used in investing activities was $48.0 million for the year ended December 31, 2002, due to $51.5 million in cash used in the merger with Proxim, Inc., the acquisition of the 802.11 WLAN systems business of Agere and the nBand acquisition and by $3.6 million in capital spending, partially offset by $7.0 million in net proceeds from the sale of investment securities. Net cash used in investing activities was $2.6 million for the year ended December 31, 2001 due to capital spending of $4.8 million and $12.7 million of spending associated with the acquisition of WirelessHome, partially offset by the net proceeds from the sale of investment securities of $14.9 million. Net cash used in investing activities was $27.4 million for the year ended December 31, 2000 due to capital spending of $3.8 million, $23.6 million in purchases of investment securities, and $1.5 million in restricted cash, offset by $1.5 million in proceeds from sale of investment securities.

     Net cash provided by financing activities was $75.4 million for the year ended December 31, 2002 due to proceeds from the issuance of Series A preferred stock, convertible promissory notes and the issuance of common stock as a result of the exercise of employee stock options and employee stock purchase plan purchases partially offset by purchases of treasury stock related to employee stock forward sale agreements. Net cash provided by financing activities was $29,000 for the year ended December 31, 2001 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases offset by repayment of long-term debt and by purchases of treasury stock. Net cash provided by financing activities was $69.7 million for the year ended December 31, 2000 due to $95.2 million in net proceeds from issuance of shares, partially offset by $22.0 million repayment of long-term debt, $2.5 million in net borrowings on line of credit, and $1.1 million in issuances of stock subscription loans to employees.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of December 31, 2002, were as follows (in thousands):

	Payments due by period

	Total amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years

Operating leases	$65,818	$9,380	$10,051	$9,938	$36,449
Purchase order commitments	1,509	1,509	—	—	—
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899

	$174,226	$10,889	$10,051	$9,938	$143,348

     For the year ended December 31, 2002, we recorded a restructuring charge related to the committed future lease payments for closed facilities, net of estimated future sublease receipts of $34.3 million was included in the above disclosures. As of December 31, 2002, we had unconditional purchase order commitments of $1.5 million for excess and obsolete inventory, which were included as other current liabilities.

     We are required to redeem all outstanding shares of Series A Preferred Stock for cash in August 2007 if not previously converted into Common Stock.

          In December 2002, we entered into a secured credit facility, and subsequently amended the credit facility in March 2003. Under the secured credit facility we can borrow up to $20 million pursuant to a revolving loan which will mature on April 1, 2004. The amount that we may borrow under the secured credit facility is determined by a borrowing base equal to 80% of eligible accounts receivable from account debtors who are not distributors plus 50% of eligible accounts receivable from account debtors who are distributors. If the outstanding principal amount of the loan exceeds our borrowing base from time to time, we will be required to immediately pay to the lender such excess. We are required to comply with financial covenants that limit our maximum quarterly adjusted net loss and require that we maintain unrestricted cash balances on deposit at the lender in an amount not less than the outstanding principal balance under the credit facility plus $7.5 million until December 31, 2003, increasing to $10 million beginning January 1, 2004. If we fail to comply with these financial covenants, the lender will be entitled to assume collection of our accounts receivable and we will be required to meet a minimum tangible net worth requirement and certain other terms of the facility will change. Obligations under the secured credit facility are secured by a security interest on substantially all of the assets of Proxim, except for intellectual property. If we breach the financial covenants, obligations under the secured credit facility will also be secured by a security interest on our intellectual property.

          The secured credit facility requires the consent of our lender in order to incur debt, grant liens, make acquisitions or merge, make certain restricted payments and sell assets. The events of default under the secured credit facility include the failure to pay amounts due, including principal and interest, within three days after it becomes due, failure to observe or perform covenants (subject to grace periods in certain cases), bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business.

     Proxim is seeking to renegotiate a material lease on a building in Sunnyvale, California that is in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included the restructuring charge recorded in the second quarter of 2002, totaling over $29 million through the term of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease are substantially greater than the current local market lease rates and this unused space represents a negative cash flow of approximately $800,000 per quarter. The Company has not been able to sublease the building since it was vacated in July 2002.

     To date, the building owner has not been responsive to our requests to renegotiate the lease. Since November 2002, we have ceased making direct lease payments and the building owner has been utilizing our cash security deposits to cover the monthly payments. The building owner could elect to stop using our security deposits for this purpose at any time, and the lease further obligates us to replenish the security deposits. These deposits, supplemented by a letter of credit, however, could cover lease rent payments until December 2003. The building owner also has the option to terminate the remaining rent under the lease and sue us for the net present value of the lease less the present value of the amount for which we show the building owner could have leased the building to another party, plus the building owner’s releasing costs. The building owner has notified us of our defaults, but has not elected to terminate the lease at this time. Instead, the building owner has threatened legal action to force us to directly pay the monthly rent since November, as well as interest and penalties. Accordingly, we have an opportunity to cure our breach by restoring the security deposits as required by the lease, paying interest and penalties, and remaining current on future rent obligations under the lease. In the event that the building owner were to terminate the lease and sue us for breach, we would be in breach of the covenants of our Bank Line of Credit, and our borrowing rights could be limited or terminated. In this event, we would not have enough cash available to meet the potential damages sought under the lease, and we could be required to seek protection from the bankruptcy courts. At this time, we cannot determine whether the building owner is willing to renegotiate the current lease or will pursue remedies through the courts.

     We have taken steps to reduce our expenses from operations by decreasing research and development and general and administrative expenses in order to begin generating cash flow from operations in the first quarter of 2003. These steps were taken in October 2002, and we recorded approximately $1.9 million of restructuring charges related primarily to severance payments in the fourth quarter of 2002. We also reduced the amount of consignment inventories held by distributors by reducing manufacturing volumes in the fourth quarter of 2002 and expect to reduce the amount of consignment inventories in the first quarter of 2003 below the expected sell through of products during that periods.

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

     There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by us. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Proxim, as well as factors beyond our control, including the continued weakness of the wireless communications industry, volatility and uncertainty in the capital markets, our ability to remain listed on the Nasdaq National Market, our ability to pay obligations as they become due, as well as increased market uncertainty following the terrorist attacks of September 11, 2001, the ongoing U.S. war on terrorism and the war with Iraq. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

Quarterly Results Of Operations

     The following table presents our operating results for each of the eight quarters in the period ending December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Historical operating results are not necessarily indicative of the results that may be expected for any future period.

	2001	2001	2001	2001	2002	2002	2002	2002
	Q1	Q2	Q3	Q4	Q1 (i)	Q2	Q3	Q4

	(Unaudited)
	(In thousands, except per share data)
Statements of operations data:
Revenue, net	$37,585	$22,295	$21,675	$24,175	$25,414	$45,177	$24,118	$49,951
Cost of revenue	18,899	12,085	12,829	12,074	14,662	25,977	14,091	28,955
Provision for excess and obsolete inventory(i)	—	—	—	—	12,659	—	—	—

Gross profit (loss)	18,686	10,210	8,846	12,101	(1,907)	19,200	10,027	20,996

Operating expenses:
Research and development	4,077	5,054	5,151	4,832	4,549	7,295	8,699	8,616
Sales, general and administrative	9,989	9,488	10,427	8,699	8,750	11,647	15,220	13,874
Amortization of goodwill and intangible assets	822	1,414	1,491	1,713	144	2,209	4,606	5,508
Amortization of deferred stock compensation	1,941	315	303	2,637	245	180	316	114
Impairment of goodwill and intangible assets	4,331	—	—	—	—	—	—	129,108
Impairment on loan to officer	—	—	—	—	—	—	—	4,500
Restructuring charges	1,108	312	396	—	35,378	3,582	2,335	1,882
In-process research and development	—	—	—	6,400	4,536	1,200	10,364	—
Merger costs	30	—	—	—	—	—	—	—

Total operating expenses	22,298	16,583	17,768	24,281	53,602	26,113	41,540	163,602

Loss from operations	(3,612)	(6,373)	(8,922)	(12,180)	(55,509)	(6,913)	(31,513)	(142,606)
Interest income (expense), net	472	444	304	173	131	240	(355)	(101)

Loss before income taxes	(3,140)	(5,929)	(8,618)	(12,007)	(55,378)	(6,673)	(31,868)	(142,707)
Income tax provision (benefit)	1,346	(1,797)	(2,905)	(740)	3,224	—	—	—

Net loss	(4,486)	(4,132)	(5,713)	(11,267)	(58,602)	(6,673)	(31,868)	(142,707)
Deemed Series A Preferred Stock dividend	—	—	—	—	—	—	(2,740)	—
Accretion of Series A Preferred Stock redemption obligations	—	—	—	—	—	—	(476)	(1,414)

Net loss attributable to Common stockholders	$(4,486)	$(4,132)	$(5,713)	$(11,267)	$(58,602)	$(6,673)	$(35,084)	$(144,121)

Net loss attributable to Common stockholders — basic and diluted	$(0.08)	$(0.07)	$(0.10)	$(0.19)	$(0.96)	$(0.06)	$(0.29)	$(1.20)

Shares used to compute net loss per share – basic and diluted	55,999	57,509	57,747	58,912	61,275	119,215	119,557	120,134

(i)	The results include the reclassification of a provision for excess and obsolete inventory of $12.7 million from restructuring charges to cost of revenue recorded in the first quarter ended March 27, 2002.

     Our quarterly revenue and loss from operations results have varied and are likely to continue to fluctuate significantly from quarter to quarter.

     Our quarterly results may fluctuate for many reasons, including the following:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	our ability to successfully manage the integration of operations;

•	the sell-through rate of our ORiNOCO products (acquired in our acquisition of Agere’s 802.11 WLAN systems business) through consumer retail channels;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g or Bluetooth specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint systems;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

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

     We may not achieve certain benefits and synergies expected from our March 26, 2002 merger with Proxim, Inc. or the August 5, 2002 acquisition of the 802.11 WLAN systems business of Agere, either of which may have a material adverse effect on our business, financial condition and operating results and/or could result in the loss of key personnel.

     We will need to overcome significant challenges in order to realize any benefits or synergies from our merger with Proxim, Inc. and our acquisition of the 802.11 WLAN systems business of Agere, including Agere’s ORiNOCO product line. Such challenges include the timely, efficient and successful execution of a number of post-transaction events, including:

•	integrating the operations of these businesses, particularly geographically dispersed operations;

•	integrating the management information systems, accounting systems and reporting process;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of each company and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

     The execution of these post-transaction events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of our ongoing business and distraction of our management;

•	unanticipated expenses, including possible restructuring charges, and potential delays related to integration of technology and other resources of these companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the transactions and the combined operations.

     In addition, termination of employees in connection with our restructuring efforts following these transactions may expose us to claims seeking damages for wrongful terminations. In that regard, we are party to disputes, including legal actions, with a number of former employees. These disputes relate primarily to claims for wrongful termination and severance benefits due to several reductions in force we have implemented in 2001 and 2002 following the merger with Proxim, Inc. and the acquisition of Agere’s 802.11 WLAN systems business.

     As a result of the merger between Proxim and Western Multiplex, and the acquisition of Agere Systems’ 802.11 WLAN systems business during 2002, we identified a requirement to consolidate and integrate our management information systems. We are implementing a new enterprise resource planning and financial accounting and planning system during the second quarter of 2003, and integrating this new system with our customer relationship management system and our product management system, as well as creating electronic interfaces to certain supply chain partners’ information systems and certain customers’ information systems. Implementation of the new management information system, including the integration with other systems is a very complex process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Delays or errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with our merger with Proxim, Inc. or our acquisition of Agere’s 802.11 WLAN systems business.

We are not profitable and may not be profitable in the future.

     For the year ended December 31, 2002 we had a $244.5 million net loss attributable to holders of our Common Stock. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and the Agere 802.11 wireless systems business we acquired in producing many of their products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

     We expect that we will continue to incur significant sales, marketing, product development and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability and we cannot assure you that we will achieve profitability in the future. Any failure to significantly increase our revenue or control costs as we implement our product and distribution strategies would harm our business, operating results and financial condition.

     The market price of our Common Stock may further decline as a result of our merger with Proxim, Inc. or our acquisitions of Agere’s 802.11 WLAN systems business.

     The market price of our Common Stock declined following our acquisitions in 2002 and may further decline as a result of these transactions for a number of reasons, including if:

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

     In this regard, our financial results for the third quarter of 2002 did not meet the expectations of financial analysts and the market price of our Common Stock declined.

Our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 WLAN systems business may adversely affect our financial results.

     We incurred transaction costs of approximately $16.7 million in connection with our merger with Proxim, Inc. and approximately $5 million in connection with the Agere asset purchase. If the benefits of these transactions do not exceed the associated costs, including costs associated with integrating these businesses and dilution to our stockholders resulting from the issuance of shares in connection with the merger and the asset purchase and related financing, our financial results, including earnings per share, could be materially harmed.

Products sales could decline if customer relationships are disrupted by our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 WLAN systems business.

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

     Proxim, Inc. produced its 802.11a products for a limited amount of time and Western Multiplex had just begun production of its Tsunami point-to-multipoint product prior to the merger. Agere also had a limited operating history with its 802.11 WLAN equipment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

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

     Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	our ability to successfully manage the integration of operations;

•	the sell-through rate of our ORiNOCO products (acquired in our acquisition of Agere’s 802.11 WLAN systems business) through consumer retail channels;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g or Bluetooth specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint systems;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

     Historically, Proxim, Inc. and Western Multiplex did not operate with a significant order backlog and a substantial portion of their revenues in any quarter were derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, we did not achieve our revenue targets in the third quarter of 2002, and we incurred a net loss attributable to the holders of our Common Stock of $35.1 million in that quarter.

We have adopted a uniform sell-through method of revenue recognition that may result in greater variability in our revenue recognition and therefore increased fluctuations in our operating results.

     Effective at the beginning of the third quarter of 2002, we adopted a uniform sell-through revenue recognition methodology for products that are sold through distribution channels with rights of return under accounting principles generally accepted in the United States of America. After the merger of Proxim, Inc. and Western Multiplex, we maintained the historical revenue recognition methods used by the two companies prior to the merger for the respective product lines: a sell-through method for wireless local area networking, or WLAN, products, and a sell-in method for wireless wide area networking, or WWAN, products. We have adopted the sell-through method on a uniform basis because, following the acquisition of Agere’s 802.11 WLAN systems business, which also uses the sell-through method, the WLAN business is expected to represent more than half of Proxim’s revenues, and adopting one uniform method is consistent with the Company’s plans to sell bundled and integrated WLAN and WWAN products. The adoption of the sell-through method of revenue recognition for WWAN products could result in greater variability in our revenue recognition, and, therefore, increased fluctuations in our operating results, because sell-through shipments to customers may not be as predictable as sell-in shipments to distributors.

Our operating results have been, and could further be, adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the merger and the Agere asset purchase.

     In accordance with generally accepted accounting principles, we accounted for our merger with Proxim, Inc. using the purchase method of accounting. Under the purchase method of accounting, we have recorded the market value of our Common Stock issued in connection with the merger, the fair value of the options to purchase Proxim, Inc. Common Stock that became options to purchase Proxim Corporation Common Stock and the amount of direct transaction costs as the cost of combining with Proxim, Inc. We have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets are required to be amortized prospectively over their estimated useful lives. The purchase price was allocated to deferred compensation, based on the portion of the intrinsic value of the unvested Proxim, Inc. options we have assumed to the extent that service is required after completion of the merger in order to vest. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but goodwill and other non-amortizable intangible assets will be subject to periodic reviews for impairment.

     In this regard, due to the decline in forecasted revenue in future periods, we took a charge of $129.1 million related to the impairment of goodwill in accordance with SFAS No. 142 in the fourth quarter of 2002. The impairment charged was measured as the amount that the carrying amount exceeded its estimated fair value. If we are required to recognize additional impairment charges, the charge will negatively impact reported earnings in the period of the charge.

Shares eligible for future sale, including shares owned by our principal stockholders, may cause the market price of our Common Stock to drop significantly, even if our business is doing well.

     The potential for sales of substantial amounts of our Common Stock into the public market may adversely affect the market price of our Common Stock. To finance our acquisition of Agere’s 802.11 WLAN systems business, we entered into a securities purchase agreement with Warburg Pincus and Broadview Capital, who agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of our Common Stock. The remaining $34 million of the investment was in the form of convertible notes. Upon receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and we granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share. The Series A Preferred Stock and warrants issued to the investors represent approximately 25% of our outstanding Common Stock on an as-converted and as-exercised basis as of December 31, 2002. The initial liquidation preference of $25.00 attributable to the Series A Preferred Stock bears interest at an annual rate of 8% through the third anniversary of the date of issuance, resulting in an increase in the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock over time, to an aggregate of approximately 31.1 million. We agreed to file this registration statement with the Securities and Exchange Commission to register this Common Stock. Upon the effectiveness of the registration statement of which this prospectus forms a part, the investors will have the right to resell the Common Stock.

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

that now hold shares of Proxim Corporation Common Stock entered into a stockholders’ agreement that set limitations on their ability to transfer their shares, including distributions to members and partners, for a limited period of time and provided registration rights with respect to their shares. In exchange for a voting agreement in connection with the Agere asset purchase, and effective as of August 27, 2002, we released the affiliates of Ripplewood Investments L.L.C. from the resale restrictions set forth in such stockholders’ agreement. If affiliates of Ripplewood Investments L.L.C. distribute all or a significant number of our shares, the market price of our Common Stock may decline significantly.

     In addition to outstanding shares eligible for sale, as of December 31, 2002, options and warrants to acquire 44.2 million shares of our Common Stock were outstanding. Also, as of December 31, 2002, approximately an additional 21.7 million shares of our Common Stock were reserved for issuance to our employees under existing and/or assumed stock option plans.

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

     We could be at a disadvantage when compared to competitors, particularly Alcatel, Business Networks AB, Cisco Systems, D-Link, Intel Corporation and LinkSys (announced to be acquired by Cisco Systems on March 20, 2003, subject to regulatory approvals), that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation, Alvarion (the merger of Breezecom and Floware), Ceragon Networks, Cisco Systems, DMC Stratex Networks, Enterasys Networks, Harris Corporation, Intel Corporation, Intersil Corporation, Nokia Corporation, Symbol Technologies and 3Com Corporation.

     We also face competition from a variety of companies that offer different technologies in the emerging home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b products. We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies that integrate network adapters into their products. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

     Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the WLAN and building-to-building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Wireless networking markets are subject to rapid technological change and to compete, we must continually introduce new products that achieve broad market acceptance.

     We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards and the HomeRF specification. There can be no assurance, however, that the IEEE 802.11 compliant products and Symphony HomeRF products will have a meaningful commercial impact. In 1999, the IEEE approved a new 2.4 GHz WLAN standard, designated as

802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. In addition, we developed higher-speed frequency hopping technology based on the FCC Part 15 rule change adopted in August 2000, that allowed for wider band hopping channels and increased the data rate from 1.6 Mbps to up to 10 Mbps based on the HomeRF 2.0 standard. There can be no assurance that any such new products will compete effectively with IEEE 802.11b standard compliant products. In this regard, we have discontinued the development and production of HomeRF and HomeRF 2.0 products due to the widespread market adoption of products based on the IEEE 802.11b standard. In August 2002, we completed the acquisition of Agere’s 802.11 WLAN systems business, including its ORiNOCO product line, and we are now selling a full line of 802.11b products.

     In 1999, a group of computer and telecommunications industry leaders, led by Ericsson, began developing a short range RF method to connect mobile devices without cables called Bluetooth. Based on low power 2.4 GHz frequency hopping spread spectrum technology, numerous organizations are planning to deploy Bluetooth technology in a wide variety of mobile devices such as cellular telephones, notebook computers and handheld computers. We have not developed products that comply with Bluetooth. While Bluetooth technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if we do develop or acquire such technology, that such products will be competitive in the market.

     In 2000, the IEEE approved a new 5 GHz WLAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz WLAN standard designated as HiperLAN2, also based on OFDM technology. We are currently shipping commercial units of 802.11a products, and certain competitors are also shipping 802.11a products.

     The IEEE is evaluating a number of improvements and enhancements to the 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. The 802.11g proposal is a high speed extension of 802.11b, offering up to 54 Mbps of throughput, that is expected to be approved during 2003 and commercial products are expected to be available by early 2003. Certain competitors are shipping “pre-standard” versions of 802.11g products. In addition, we have begun commercial shipment of dual-band adapters that comply with both the 802.11b and the 802.11a standards. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation.

     Given the emerging nature of the WLAN market, there can be no assurance that the products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development.

To remain competitive, we will need to expand and adapt our organization. Failure to effectively manage growth could result in an inability to support and maintain our operations.

     We anticipate that we will need to expand and adapt our organization in order to address new market opportunities for our products. This could place a significant strain on our management, operational and financial resources. We cannot assure you that:

•	our personnel, systems, procedures and controls will be adequate to support our future operations;

•	our management will be able to identify, hire, train, motivate or manage required personnel; or

•	our management will be able to successfully identify and exploit existing and potential market opportunities.

     We announced a reorganization of our corporate structure on December 9, 2002, consolidating our operating divisions from four to two. We cannot assure you that this reorganization will be successful or will not impair our ability to manage our business. In addition, we could experience lower earnings as a result of expenses associated with growing our operations, whether through internal development or through acquisitions.

We will depend on international sales and our ability to sustain or expand international sales is subject to many risks, which could adversely affect our operating results.

     During the year ended ending December 31, 2002, international sales accounted for approximately 38% of our total sales. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24% and 33% of total revenue during the calendar years 2001 and 2000, respectively. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33% and 18% of total revenue during the calendar years 2001 and 2000, respectively. Agere’s sales of its ORiNOCO products included sales to a number of international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

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

The outbreak of war in Iraq with the U.S. and other countries may adversely affect domestic and international demand for our products and result in a further deterioration of global economic conditions, and may increase shipment times and costs for our products.

     The outbreak of war in Iraq with the U.S. and other countries may adversely affect domestic and international demand for our products and result in a further deterioration of global economic conditions. The continued worsening of the U.S. economy has caused and may continue to cause U.S. businesses to slow spending on products and delay sales cycles. A continued worsening in the global economy may also cause foreign businesses to slow or halt spending on our products. The economic uncertainty resulting from the unpredictable nature of ongoing military action and other involvements associated with a war in Iraq may continue to negatively impact consumer and business confidence in the near term. In addition, we manufacture a substantial portion of our products outside the United States, and we may experience delays in the delivery of our products or increased shipping costs as a result of increased security measures. This economic uncertainty may make it more difficult to continue implementing our business strategy and may adversely impact our future revenues.

Our revenue may decline and our ability to achieve profitability may be threatened if the demand for wireless services in general and broadband wireless access systems in particular does not continue to grow.

     Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Alcatel, Cisco Systems, Intel Corporation, Linksys and Nortel Networks Corporation, among others, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as our Tsunami point-to-multipoint technology and 802.11a and HomeRF 2.0 technologies in which we are currently investing substantial capital, have only been commercially introduced in the last few years. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below, in order of importance, the factors that we believe are key to the success or failure of broadband wireless access technology:

•	its reliability and security and the perception by end users of its reliability and security;

•	its capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video;

•	the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates;

•	its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve;

•	its suitability for a sufficient number of geographic regions; and

•	the availability of sufficient site locations for network service providers to install products at commercially reasonable rates.

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

     We may also lose customers to different types of wireless technologies. Many of our products operate in the unlicensed frequency bands, in compliance with various governmental regulations. In addition, many of the emerging wireless standards utilize these unlicensed frequency bands. The proliferation and market acceptance of unlicensed wireless products increases the probability of interference among unlicensed devices. Increasing interference can adversely affect the operation of our unlicensed products, resulting in customers selecting alternative products that do not operate in these unlicensed frequency bands. For example, we have only a limited offering of products that operate in licensed radio spectrums. Some customers, however, may want to operate in licensed radio spectrums because they sometimes offer less interference than license free radio spectrums or have other advantages.

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

     A limited number of OEM customers may contribute a significant percentage of our revenue. Sales to one Proxim, Inc. customer in calendar year 2000 represented approximately 12% of total revenue. Agere’s sales of its ORiNOCO products included sales to OEM customers. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. Proxim, Inc. also experienced quarter-to-quarter variability in sales to each of its major OEM customers. Sales of many of Proxim, Inc.’s wireless networking products depended upon the decision of a prospective OEM customer to develop and market wireless solutions that incorporated Proxim, Inc.’s wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

•	new product introductions;

•	end user demand for OEM customers’ products;

•	OEM customers’ product life cycles;

•	inventory levels;

•	market and OEM customers’ adoption of new wireless standards;

•	manufacturing strategies;

•	lengthy design-in cycles;

•	pricing;

•	regulatory changes;

•	contract awards; and

•	competitive situations.

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

Our WWAN business derives a substantial portion of its revenue from a limited number of distributors. Therefore, a decrease or loss in business from any of them may cause a significant delay or decline in our revenue and could harm our reputation.

     Our WWAN business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. One distributor accounted for approximately 23% of our total revenue in the year ended December 31, 2002. For the year ended December 31, 2001, approximately 52% of WWAN revenue was derived from three distributors, and approximately 30% of our revenue was derived from one of the three distributors. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. In addition, as we continued the development of our distribution channels, we may consolidate demand through fewer, larger distributors in order the effectively manage a growing base of VARs, resellers and sub-distributors.

We depend on limited suppliers for key components that are difficult to manufacture, and because we may not have long-term arrangements with these suppliers, we could experience disruptions in supply that could decrease or delay the recognition of revenues.

     We depend on single or limited source suppliers for several key components used in our products. Proxim, Inc. and Agere depended on single sources for our proprietary application specific integrated circuits, or ASICs, and assembled circuit boards. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. In connection with our acquisition of Agere’s 802.11 WLAN systems business, we have entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide us with 802.11 chips, modules and cards. Other than this agreement, we do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

We have limited manufacturing capabilities and we will need to increasingly depend on contract manufacturers for our manufacturing requirements.

     We have limited manufacturing capability and limited experience in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. For example, as a part of our restructuring charge in the first quarter of 2002, we increased our provision for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments. We subsequently reclassified this provision to cost of revenue for the first quarter of 2002. The provision related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

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

     Proxim, Inc. outsourced manufacturing for its HomeRF products with Flextronics International, Inc., a turnkey contract manufacturer. Western Multiplex depended on three domestic contract manufacturers to produce the majority of its products, and it depended on one of these manufacturers for the entire production of its Tsunami point-to-multipoint product. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results. In addition, our reliance on a limited number of manufacturers involves a number of risks, including the risk that these manufacturers may terminate their relationship with us, may choose not to devote adequate capacity to produce our products or may delay production of our products. If any of these risks are realized, we could experience an interruption in supply, which could have an adverse impact on the timing and amount our revenues. During the fourth quarter of 2002, we began to transition manufacturing of our Tsunami point-to-multipoint products from a domestic contract manufacturing to off-shore contract manufacturing. There can be no assurance that we will be able to effectively transition these products, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

     Our reliance on contract manufacturers could subject us to additional costs or delays in product shipments as demand for our products increases or decreases. Some contract manufacturers have decreased their operations in response to an overall contraction in demand for wireless networking products. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies or the loss of a contract manufacturer would result in costs to acquire additional manufacturing capacity and delays in shipments of our products, materially adversely affecting our business and operating results. In addition, cancellations in orders as a result of decreases in demand for products may subject us to claims for damages. In this regard, we are party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes.

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

     Our cash and investment balance declined $11.3 million in the fourth quarter of 2002. We currently believe that our existing liquidity sources, including our bank line of credit, will satisfy our capital requirements for at least the next twelve months. In December 2002 we finalized a new credit facility with Silicon Valley Bank. The facility provides for borrowing of up to $20 million; however the facility also requires us to maintain at least the outstanding principal plus $7.5 million on deposit with Silicon Valley Bank. Our ability to borrow under the credit facility is subject to a number of restrictions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” herein. We cannot assure you that we will have access to the credit facility. We are seeking to renegotiate the terms of a material lease, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.” If the building owner were to terminate the lease and sue us for breach, we would be in breach of the covenants in the credit facility, and our borrowing rights could be limited or terminated. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading near historically low levels, any financing at these levels could be significantly dilutive to existing stockholders.

     Our ability to raise funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001, the ongoing U.S. war on terrorism and in Iraq as well as conditions in capital markets. There can be no assurance that such financing will be available on terms acceptable to us if at all.

We may be unable to achieve the manufacturing cost reductions and improvements required in order to achieve or maintain profitability.

     The average selling prices of the products of Western Multiplex, Proxim, Inc. and Agere’s WLAN systems business declined in recent years. If we do not reduce production costs and other expenses, we may not be able to offset this continuing decline and achieve or maintain profitability. We must also develop and introduce on a timely basis new products that can be sold at higher average selling prices or produced at lower costs.

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

     Many of our complex products can only be fully tested when deployed in commercial networks. As a result, end users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. The occurrence of any defects or errors in these products, including defects or errors in components supplied by our contract manufacturers, could result in:

•	failure to achieve market acceptance and loss of market share;

•	cancellation of orders;

•	difficulty in collecting accounts receivable;

•	increased service and warranty costs;

•	diversion of resources, legal actions by customers and end users; and

•	increased insurance costs and other losses to our business or to end users.

     If we experience warranty failure that indicate either manufacturing or design deficiencies, we may be required to recall units in the field and or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. Because customers often delay deployment of a full system until the products have been tested by them and any defects have been corrected, we expect these revisions to cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time. End users have discovered errors in our products in the past and may discover errors in our products in the future. Recently, we have identified performance issues related to a power supply component provided by one of our contract manufacturers. If the costs of remediating problems experienced by our customers exceeds our warranty reserves, these costs may adversely affect our operating results.

To compete effectively, we will need to establish and expand new distribution channels for our point-to-point and point-to-multipoint products and 802.11 WLAN products.

     Western Multiplex sold its point-to-point and point-to-multipoint products and Agere sold its ORiNOCO products through domestic and international distributors. We intend to add new distributors and value-added resellers for the Tsunami point-to-multipoint products. In general, distributors, value-added resellers and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing our efforts to sell our products. In addition they often focus on specific markets and we will need to add new distributors and value-added resellers as we expand our sales to new markets. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of products ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

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

     Our success depends to a large extent on the continued services of Mr. Jonathan N. Zakin, Chairman and Chief Executive Officer, Mr. Keith E. Glover, our Executive Vice President, Chief Financial Officer and Secretary, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters are located. In addition, our employees may experience uncertainty about their participation in the future of the combined company due to the following issues relating to recent business combination transactions: changing employee roles with respect to Proxim’s announced operations strategies, the management of an increasing number of geographically dispersed operations and the related challenges of integrating a growing number of diverse local regulations, customs and practices. These conditions may adversely affect our ability to attract and retain key management, technical, sales and marketing personnel. We must also continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger and morale challenges posed by any workforce reduction that may be implemented.

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

     Following the issuances of Series A Preferred Stock and warrants to purchase Common Stock to Warburg Pincus and Broadview Capital, assuming conversion and exercise of these securities, these investors collectively represent approximately 25% of our outstanding Common Stock as of December 31, 2002. Affiliates of Ripplewood Investments L.L.C. control approximately 27% of our outstanding Common Stock on an as-converted and as-exercised basis including dividends. These stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of these stockholders may be different than those of other stockholders of our company. In addition, the significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquiror from obtaining control of our company.

Holders of our Series A Preferred Stock have rights that are senior to those of our Common Stock.

     Holders of our Series A Preferred Stock are entitled to receive certain benefits not available to holders of our common stock. In particular:

•	from August 2005 through August 2007, shares of Series A Preferred Stock will be entitled to dividends equal to 8% of their liquidation preference per year, payable, at our election, in cash or shares of our Common Stock valued at the then-market price;

•	each share of Series A Preferred Stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8%, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	in August 2007, we will be required to redeem all outstanding shares of Series A Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change of control of our company, we will have the right to convert the Series A Preferred Stock into Common Stock if upon such conversion the holders of Series A Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or repurchase the Series A Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to August 2005, the liquidation preference will increase as necessary to provide for three years of accretion;

•	holders of Series A Preferred Stock have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series A Preferred Stock, which initially shall be approximately $3.06 per share, will be subject to customary weighted average anti-dilution adjustments and other customary adjustments;

•	the approval of holders of a majority of the Series A Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series A Preferred Stock, and any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock; and

•	for so long as Warburg Pincus owns at least 25% of its shares of Series A Preferred Stock or the Common Stock issuable on conversion of its Series A Preferred Stock and exercise of its warrants, Warburg Pincus will have the right to nominate for election one member of our board of directors, who will sit on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market.

     We are obligated to register the Series A Preferred Stock on a resale registration statement with the Securities and Exchange Commission. We do not intend to register the Series A Preferred Stock until after our annual meeting of stockholders, at which time we will seek stockholder approval for an amendment to our certificate of incorporation to increase the number of shares of common stock authorized for issuance thereunder. To the extent we are not able to register or maintain the effectiveness of the resale registration statement for the Series A Preferred Stock, we could incur substantial financial penalties.

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

     On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol WLAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim, Inc. related to these infringement claims.

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

     On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, and further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Guardian Systems Inc., as a party.

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001, Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference.

     On August 5, 2002, in connection with our acquisition of the 802.11 WLAN systems business from Agere, we announced that we had entered into a cross-license agreement with Agere whereby, in part, Agere agreed to settle the pending patent-related litigation between the two companies.

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts.

     We are a party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. We have recorded reserves related to these disputes to the extent that management believes that the Company is liable. We intend to vigorously defend ourself in these matters.

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

     The FCC is coordinating discussions between the United States military and the commercial wireless industry regarding the operation and potential interference from unlicensed 5 GHz systems. These discussions are intended to resolve the potential interference issues without a rule change to the operation of unlicensed 5 GHz systems. If a solution cannot be agreed upon by the parties, the FCC could change the regulations related to the operation of unlicensed 5 GHz products. Such a change could have a material adverse affect upon the sale of our unlicensed 5 GHz products.

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

If the trading price of our common stock does not increase, we may not be able to meet the continued listing criteria for the Nasdaq National Market, which would adversely affect the ability of investors to trade our common stock and could adversely affect our business and financial condition.

     On March 25, 2003, we received a letter from The Nasdaq Stock Market, Inc. notifying us that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on Nasdaq pursuant to Nasdaq’s Marketplace Rules. In accordance with the Marketplace Rules, the Company will be provided 180 calendar days, or until September 22, 2003, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to September 22, 2003. If compliance with the Marketplace Rules as currently in effect is not achieved by September 22, 2003, Nasdaq will notify us that our stock will be delisted from the Nasdaq National Market. In the event of such notification, we would have an opportunity to appeal Nasdaq’s determination or to apply to transfer our common stock to The Nasdaq SmallCap Market.

     We cannot assure you that we will be able to maintain the listing of our common stock on the Nasdaq National Market, or that we will be able to meet the listing criteria for the Nasdaq SmallCap Market. If as a result of the application of these listing requirements, our common stock is delisted from The Nasdaq National Market, our common stock would become more difficult to buy and sell. In addition, our common stock could be subject to certain rules placing additional requirements on brokers-dealers who sell or make a market in our securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, which would adversely affect the ability of investors to resell our common stock. In addition, our ability to secure additional capital in financing transactions with investors might be impacted, which would adversely affect our business and financial condition.

The price of our Common Stock may be subject to wide fluctuation, and you may lose all or part of your investment in our Common Stock.

     The trading prices of our common stock has been subject to wide fluctuations, and such trend is likely to continue with respect to the trading price of our common stock. The trading price of our Common Stock may fluctuate in response to a number of events and factors, including:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting mainly of corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2002, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Exchange Rate Risk

     We currently have operations in the United States and several countries in South America, Europe and Asia. The functional currency of all our operations is the U.S. dollar. Though some expenses are incurred in local currencies by our overseas operations, substantially all of our transactions are made in U.S. dollars, hence, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.

     While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

Investment Risk

     We are exposed to market risk as it relates to changes in the fair value of our investments. We invest in equity investments in a public company for business and strategic purposes and we have classified these securities as available-for-sale. We also invest in equity instruments in a private company. These equity investments, primarily in technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2002, we had unrealized gain of $307,000 which was recorded as a separate component of stockholders’ equity. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control.

     Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Proxim Corporation (formerly Western Multiplex Corporation).

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Proxim Corporation (formerly Western Multiplex Corporation) and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     The consolidated financial statements of Proxim Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operation. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

     As discussed above, the consolidated financial statements of Proxim Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 4. In our opinion, the transitional disclosures of 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2003, except for Note 19, as to which the date is March 17, 2003.

Predecessor Auditor (Arthur Andersen LLP) Opinion

     The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in the Summary of Significant Accounting Policies note, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed in the Summary of Significant Accounting Policies note, the corporation has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by Pricewaterhouse Coopers LLP as stated in their report appearing herein.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 28, 2002

PROXIM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$16,535	$16,552
Short-term investments	513	6,738
Accounts receivable, net	30,535	27,396
Inventory, net	36,799	19,906
Other current assets	4,657	2,413
Deferred tax assets	—	8,224

Total current assets	89,039	81,229
Property and equipment, net	10,110	8,776
Goodwill, net	9,726	35,901
Intangible assets, net	61,926	712
Deferred tax assets, long-term portion	—	3,125
Restricted cash and long-term investments	2,489	2,084
Other long-term assets	4,133	2,571

Total assets	$177,423	$134,398

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,147	$7,549
Accrued liabilities	16,917	8,597

Total current liabilities	35,064	16,146
Long-term debt	101	—
Restructuring accruals, long-term portion	26,579	—

Total liabilities	61,744	16,146

Commitments and contingencies (Notes 15 and 16)
Mandatorily redeemable convertible Preferred Stock: Series A, no par value; authorized 5,000,000 shares: 3,000,000 shares issued and outstanding at December 31, 2002	64,412	—

Stockholders’ equity:
Common stock, Class A, par value $.01; authorized 200,000,000 shares: 162,328,944 and 101,325,501 shares issued and outstanding at December 31,2002 and 2001, respectively	1,623	1,013
Common stock, Class B, par value $.01; authorized 100,000,000 shares: no shares issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Additional paid-in capital	335,830	159,626
Treasury stock, at cost; 42,185,534 and 42,107,396 shares at December 31, 2002 and 2001, respectively	(21,585)	(21,400)
Deferred stock compensation	—	(614)
Notes receivable from stockholders	(898)	(918)
Accumulated deficit	(264,010)	(19,530)
Accumulated other comprehensive income	307	75

Total stockholders’ equity	51,267	118,252

Total liabilities, mandatorily redeemable convertible Preferred Stock and stockholders’ equity	$177,423	$134,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue, net	$144,660	$105,730	$105,508
Cost of revenue	83,685	55,887	50,466
Provision for excess and obsolete inventory	12,659	—	—

Gross profit	48,316	49,843	55,042

Operating expenses:
Research and development	29,159	19,114	12,379
Selling, general and administrative	49,491	38,603	22,531
Amortization of goodwill and intangible assets	12,467	5,440	2,382
Amortization of deferred stock compensation(*)	855	5,196	4,161
Impairment of goodwill and intangible assets	129,108	4,331	—
Impairment of loan to officer	4,500	—	—
Restructuring charges	43,177	1,816	—
In-process research and development	16,100	6,400	—
Merger costs	—	30	185

Total operating expenses	284,857	80,930	41,638

Income (loss) from operations	(236,541)	(31,087)	13,404
Interest income (expense), net	(85)	1,393	85

Income (loss) before income taxes	(236,626)	(29,694)	13,489
Income tax provision (benefit)	3,224	(4,096)	6,800

Income (loss) before extraordinary item	(239,850)	(25,598)	6,689
Loss on early extinguishment of debt, net of income tax benefit of $241	—	—	(394)

Net income (loss)	(239,850)	(25,598)	6,295
Deemed Series A Preferred Stock dividend	(2,740)	—	—
Accretion of Series A Preferred Stock redemption obligations	(1,890)	—	—

Net income (loss) attributable to common stockholders	$(244,480)	$(25,598)	$6,295

Basic earnings (loss) per share	$(2.33)	$(0.44)	$0.13

Diluted earnings (loss) per share	$(2.33)	$(0.44)	$0.12

Shares used to compute basic earnings (loss) per share	105,119,404	57,559,434	47,044,568

Shares used to compute diluted earnings (loss) per share	105,119,404	57,559,434	52,080,734

(*) Amortization of deferred stock compensation was relating to the associated expense categories as follows:
Cost of revenue	$4	$23	$67
Research and development	697	4,237	2,000
Sales, general and administrative	154	936	2,094

	$855	$5,196	$4,161

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Class A		Class B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share amounts)
Balance as of December 31, 1999	—	$—	80,000,000	$800	—	$—	(42,000,000)	$(21,000)
Net income	—	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	3,830,351	38	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock immediately prior to initial public offering	80,000,000	800	(80,000,000)	(800)	(42,000,000)	(21,000)	42,000,000	21,000
Issuance of Class A common stock in connection with Ubiquity acquisition	692,772	7	—	—	—	—	—	—
Stock options assumed in connection with the Ubiquity acquisition	—	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs of $12,460	8,625,000	86	—	—	—	—	—	—
Exercise of stock options	16,000	—	—	—	—	—	—	—
Exercise of warrants in connection with the recapitalization of the Company	4,370,000	44	—	—	—	—	—	—
Deferred stock compensation	35,296	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—	—	—

Note receivables from stockholders	—	—	—	—	—	—	—	—

Balance sheet as of December 31, 2000	97,569,419	975	—	—	(42,000,000)	(21,000)	—	—
Net loss	—	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	130,266	1	—	—	—	—	—	—
Issuance of Class A common stock in connection with the WirelessHome acquisition	1,649,324	16	—	—	—	—	—	—
Stock options and warrants assumed in connection with the WirelessHome acquisition	—	—	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated
		Deferred	Notes	Retained	Other
	Additional	Stock	Receivable	Earnings	Compre-		Compre-
	Paid-In	Compen-	from	(Accumulated	hensive		hensive
	Capital	sation	Stockholders	Deficit)	Income(loss)	Total	Income (Loss)

	(Dollars in thousands, except per share amounts)
Balance as of December 31, 1999	$31,433	$—	$—	$(227)	$—	$11,006	$—
Net income	—	—	—	6,295	—	6,295	6,295
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	1,879	—	—	—	—	1,917	—
Conversion of Class B common stock into Class A common stock immediately prior to initial public offering	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with Ubiquity acquisition	5,535	—	—	—	—	5,542	—
Stock options assumed in connection with the Ubiquity acquisition	834	—	—	—	—	834	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs of $12,460	91,040	—	—	—	—	91,126	—
Exercise of stock options	8	—	—	—	—	8	—
Exercise of warrants in connection with the recapitalization of the Company	2,141	—	—	—	—	2,185	—
Deferred stock compensation	8,471	(4,310)	—	—	—	4,161	—
Unrealized gain on investments	—	—	—	—	12	12	12

Total comprehensive income	—	—	—	—	—	—	$6,307

Note receivables from stockholders	—	—	(1,062)	—	—	(1,062)

Balance sheet as of December 31, 2000	141,341	(4,310)	(1,062)	6,068	12	122,024	$—
Net loss	—	—	—	(25,598)	—	(25,598)	(25,598)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	1,284	—	—	—	—	1,285	—
Issuance of Class A common stock in connection with the WirelessHome acquisition	12,089	—	—	—	—	12,105	—
Stock options and warrants assumed in connection with the WirelessHome acquisition	665	(323)	—	—	—	342	—

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Common Stock				Treasury Stock

	Class A		Class B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share amounts)
Common stock redemption related to WirelessHome acquisition	—	—	—	—	(107,396)	(400)	—	—
Stock price protection contingent consideration related to the WirelessHome acquisition	—	—	—	—	—	—	—	—
Deferred stock compensation related to WirelessHome acquisition	558,950	6	—	—	—	—	—	—
Compensation expense in connection with employees’ stock forward sale agreements	—	—	—	—	—	—	—	—
Exercise of stock options	1,328,782	14	—	—	—	—	—	—
Other deferred stock compensation	88,760	1	—	—	—	—	—	—
Reversal of deferred compensation in connection with termination employees	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	—

Note receivables from stockholders	—	—	—	—	—	—	—	—

Balance as of December 31, 2001	101,325,501	1,013	—	—	(42,107,396)	(21,400)	—	—
Net loss	—	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	247,556	2	—	—	—	—	—	—
Issuance of Class A common stock in connection with Proxim, Inc. acquisition	59,506,503	595	—	—	—	—	—	—
Stock options and warrants assumed in connection with Proxim, Inc. acquisition	—	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with nBand Communications acquisition	180,144	2	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated
		Deferred	Notes	Retained	Other
	Additional	Stock	Receivable	Earnings	Compre-		Compre-
	Paid-in	Compen-	from	(Accumulated	hensive		hensive
	Capital	sation	Stockholders	Deficit)	Income (Loss)	Total	Income (loss)

	(Dollars in thousands, except per share amounts)
Common stock redemption related to WirelessHome acquisition	—	—	—	—	—	(400)	—
Stock price protection contingent consideration related to the WirelessHome acquisition	2,519	—	—	—	—	2,519	—
Deferred stock compensation related to WirelessHome acquisition	2,198	(2,204)	—	—	—	—	—
Compensation expense in connection with employees’ stock forward sale agreements	191	(191)	—	—	—	—	—
Exercise of stock options	726	—	—	—	—	740	—
Other deferred stock compensation	363	(532)	—	—	—	(168)	—
Reversal of deferred compensation in connection with termination employees	(1,750)	1,750	—	—	—	—	—
Amortization of deferred stock compensation	—	5,196	—	—	—	5,196	—
Unrealized gain on investments	—	—	—	—	63	63	63

Total comprehensive loss	—	—	—	—	—	—	$(25,535)

Note receivables from stockholders	—	—	144	—	—	144

Balance as of December 31, 2001	159,626	(614)	(918)	(19,530)	75	118,252	$—
Net loss	—	—	—	(239,850)	—	(239,850)	(239,850)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	575	—	—	—	—	577	—
Issuance of Class A common stock in connection with Proxim, Inc. acquisition	132,700	—	—	—	—	133,295	—
Stock options and warrants assumed in connection with Proxim, Inc. acquisition	25,294	—	—	—	—	25,294	—
Issuance of Class A common stock in connection with nBand Communications acquisition	448	—	—	—	—	450	—

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Common Stock				Treasury Stock

	Class A		Class B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

(Dollars in thousands, except per share amounts)
Issuance of Series A preferred stock Warrants	—	—	—	—	—	—	—	—
Deemed Series A Preferred Stock dividend	—	—	—	—	—	—	—	—
Accretion of Series A Preferred Stock redemption value	—	—	—	—	—	—	—	—
Common Stock repurchase related to stock forward sale agreements	—	—	—	—	(78,138)	(185)	—	—
Compensation expense in connection with employees’ stock forward sale agreements	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock in connection with achievement of Card Access milestones	302,328	3	—	—	—	—	—	—
Issuance of Class A Common Stock in connection with achievement of WirelessHome milestones	83,330	1	—	—	—	—	—	—
Exercise of stock options	683,582	7	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	—

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—
Reversal of deferred tax asset recognized upon recapitalization and related tax election	—	—	—	—	—	—	—	—

Balance as of December 31, 2002	162,328,944	$1,623	—	—	(42,185,534)	$(21,585)	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated
		Deferred	Notes	Retained	Other		Compre-
	Additional	Stock	Receivable	Earnings	Compre-		hensive
	Paid-in	Compen-	from	(Accumulated	hensive		Income
	Total	sation	Stockholders	Deficit)	Income(Loss)	Total	(loss)

	(Dollars in thousands, except per share amounts)
Issuance of Series A preferred stock Warrants	13,993	—	—	—	—	13,993	—
Deemed Series A Preferred Stock dividend	2,740	—	—	(2,740)	—	—	—
Accretion of Series A Preferred Stock redemption value	(1,046)	—	—	(1,890)	—	(2,936)	—
Common Stock repurchase related to stock forward sale agreements	(433)	—	—	—	—	(618)	—
Compensation expense in connection with employees’ stock forward sale agreements	241	(241)	—	—	—	—	—
Issuance of Class A Common Stock in connection with achievement of Card Access milestones	(3)	—	—	—	—	—	—
Issuance of Class A Common Stock in connection with achievement of WirelessHome milestones	36	—	—	—	—	37	—
Exercise of stock options	384	—	—	—	—	391	—
Amortization of deferred stock compensation	—	855	—	—	—	855	—
Unrealized gain on investments	—	—	—	—	232	232	232

Total comprehensive loss	—	—	—	—	—	—	(239,618)

Repayment of notes receivable from stockholders	—	—	20	—	—	20
Reversal of deferred tax asset recognized upon recapitalization and related tax election	1,275	—	—	—	—	1,275

Balance as of December 31, 2002	$335,830	$—	$(898)	$(264,010)	$307	$51,267

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(239,850)	$(25,598)	$6,295
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax assets	12,624	(6,211)	(199)
Depreciation and amortization	17,215	12,692	8,345
Impairment of goodwill and other intangible assets	129,108	4,331	—
Impairment of loan to officer	4,500	—	—
In-process research and development	16,100	—	—
Accrued interest on convertible notes payable	469	—	—
Provision for excess and obsolete inventory	12,659	6,400	—
Provision for bad debts, sales returns and price protection	—	7,331	618
Provision for restructuring charges	43,177	1,816	—
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable, net	5,775	(435)	(26,080)
Inventory, net	(11,188)	(8,957)	(5,406)
Other assets	(5,156)	2,433	(6,921)
Accounts payable and accrued liabilities	(12,890)	(5,748)	11,616
Payable to parent company	—	(35)	(1,374)

Net cash used in operating activities	(27,457)	(11,981)	(13,106)

Cash flows from investing activities:
Purchase of property and equipment	(3,556)	(4,812)	(3,804)
Purchase of investment securities	—	(10,771)	(23,632)
Sale of short-term investments	7,043	25,659	1,497
Restricted cash	—	—	(1,500)
Net cash used in acquisitions	(51,454)	(12,666)	—

Net cash used in investing activities	(47,967)	(2,590)	(27,439)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,703)	(21,972)
Repayment of line of credit	—	—	(2,476)
Proceeds from repayments of notes receivable from stockholders	20	144	(1,062)
Proceeds from issuance of Series A Preferred Stock	41,000	—	—
Proceeds from issuance of convertible promissory notes	34,000	—	—
Issuance of Common Stock, net	1,005	1,988	95,236
Purchase of treasury stock	(618)	(400)	—

Net cash provided by financing activities	75,407	29	69,726

Net increase (decrease) in cash and cash equivalents	(17)	(14,542)	29,181
Cash and cash equivalents at beginning of year	16,552	31,094	1,913

Cash and cash equivalents at end of year	$16,535	$16,552	$31,094

Supplemental disclosures:
Cash paid (received) during the year for:
Income taxes	$(7,935)	$2,038	$7,740

Non-cash transactions:
Issuance of common stock and stock options assumed in connection with merger and acquisitions	$159,039	$12,061	$6,376
Restructuring charges	$2,450	$226	$—
Provision for excess and obsolete inventory	$7,686	$—	$—
Accretion of Series A Preferred Stock redemption obligations	$2,936	$—	$—
Warrants issued in connection with Series A Preferred Stock	$13,993	$—	$—
Deemed preferred stock dividend	$2,740	$—	$—
Conversion of promissory notes into Series A Preferred Stock	$34,000	$—	$—
Accrued interest on convertible notes payable in Preferred Stock	$469	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

     Proxim Corporation (the “Company”) is the company created by the merger of Proxim, Inc. and Western Multiplex Corporation, or Western Multiplex, on March 26, 2002. Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless local area networking, or WLAN, and building-to-building network products based on radio frequency, or RF, technology and changed its name to Proxim Corporation. On August 5, 2002, the Company completed the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., or Agere, including its ORiNOCO product line. The results of operations for the year ended December 31, 2002 include the financial results of the former Western Multiplex for the period from January 1, 2002 to December 31, 2002, the results of the former Proxim, Inc. for the period from March 27, 2002 to December 31, 2002, and the results of the 802.11 WLAN systems business of Agere for the period from August 6, 2002 to December 31, 2002, in accordance with accounting principles generally accepted in the United States of America. Western Multiplex was founded in 1979 in Sunnyvale, California, as a vendor of radio components and related services. In 1992, Western Multiplex changed its strategy, and became a designer and manufacturer of broadband wireless systems and launched its Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging data and voice network traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation, or WirelessHome, in March 2001, Western Multiplex developed point-to-multipoint systems designed to enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001.

Risks and Uncertainties

     The Company depends on single or limited source suppliers for several key components used in the Company’s products. Proxim, Inc. and Agere depended on single sources for the Company’s proprietary application specific integrated circuits, or ASICs, and assembled circuit boards. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. In connection with the Company’s acquisition of Agere’s 802.11 WLAN systems business, we have entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide the Company with 802.11 chips, modules and cards. Other than this agreement, we do not have any long-term arrangements with the Company’s suppliers.

     The Company relies on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects the Company to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If the Company’s Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near the Company’s current or full capacity for an extended period, the Company’s business and operating results could be materially adversely affected.

     The Company believes that its existing cash balances, anticipated cash flows from operations and available line of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. If the Company has a need for additional capital resources, the Company may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products, and changes in the Company’s industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to the Company’s stockholders. In addition, failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the instructions to Form 10-K.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences may be material to the financial statements.

Principles of Consolidation

     The consolidated financial statements include the accounts of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations as of and for the years ended December 31, 2002, 2001 and 2000 include the results of acquired subsidiaries from their respective dates of acquisition. All significant intercompany transactions and balances are eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

Cash, Cash Equivalents and Marketable Securities

     The Company considers all highly liquid instruments with an original maturity, or remaining maturity at the date of purchase of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and highly rated commercial paper that are stated at cost, which approximate fair value. Investments with maturities greater than three months and less than one year as of the date of the balance sheet are classified as marketable securities. Marketable securities consist of time deposits with original maturities greater than three months and less than one year and corporate debt obligations. Investments with maturities greater than one year are classified as marketable securities, long-term. Marketable securities are classified as available-for-sale as of the balance sheet date in accordance with Statement of Financial Accounting Standard, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are reported at fair value, with unrealized gains and losses recorded as other comprehensive income (loss) included in stockholders’ equity.

Other Financial Instruments

     In addition to cash equivalents and marketable securities, the Company’s financial instruments include restricted cash and long-term investments and accounts payable, which are carried at cost. Restricted cash and long-term investments represent funds held as financial institutions as collateral on an irrevocable standby letter of credit and as a security deposit for lease agreements. This approximates the fair value.

Equity Investments

     Equity investments representing ownership of less than 20% of the investee in which the Company does not have the ability to exert significant influence are accounted for using the cost method. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the statement of operations.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first in, first out method, less provisions made for excess and obsolete inventory based on management’s estimates.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets and certain intangible assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and certain intangibles assets using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not appropriate.

Revenue Recognition

     Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. A provision for estimated future sales return and warranty costs is recorded at the time revenue is recognized. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors which have rights of return and price protection is deferred until shipment to end customers by the distributors.

     Effective June 29, 2002, the Company began to recognize sales of its wireless wide area network, or WWAN, products to distributors with rights of return upon shipment by the distributors to the end user customer. Prior to June 29, 2002, the Company recognized revenue for sales of all WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the ORiNOCO business and the adoption of one uniform method is consistent with the Company’s plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology is treated as a change in estimate, and was made on a prospective basis, starting in the third quarter of 2002.

     Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized rateably over the period of the rental.

Goodwill

     Goodwill is the amount by which the cost of the acquired identifiable net tangible and intangible assets exceeded the fair values of the acquired net tangible and intangible assets on the date of purchase. Goodwill resulting from business acquisitions completed prior to June 30, 2001 is reported at cost, net of accumulated amortization. Amortization was calculated on a straight-line basis over the estimated useful lives of 5 years. Effective January 1, 2002, The Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” and no longer amortizes goodwill that arose from these acquisitions. Goodwill resulting from business acquisitions completed after June 30, 2001 is reported at cost and not subject to amortization in accordance with SFAS No. 142.

     The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, applying a fair-value based test. The impairment test consists of a comparison of the fair value of the goodwill with its carrying value. If the carrying value of the goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

Acquisition-related Intangible Assets

     Intangible assets result from business acquisitions accounted for under the purchase method, and consist of developed technology, core technology, customer relationships, tradename, patents and in-process research and development. Intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets other than in-process research and development and tradename are amortized on a straight-line basis over their estimated useful lives ranging from two to five years. In-process research and development is charged to operating expense in the period the acquisition is consummated.

Software Development Costs

     Software development costs are capitalized once technological feasibility is established, which the Company defines as completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Income Taxes

     The Company accounts for income taxes using the asset and liability method, under which the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities are recognized as deferred tax assets and liabilities, and for net operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. The Company does not record a deferred tax provision on unremitted earnings of foreign subsidiaries to the extent that such earnings are considered permanently invested.

Foreign Currency Transactions

     The functional currency of the Company’s operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign currency transaction gains and losses are included in the statement of operations and were not material for each period presented.

Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus potential dilutive shares. Potential dilutive shares consist of convertible preferred stock, stock options and warrants, using the treasury stock method based on the average stock price for the period. The calculation of diluted net loss per share excludes potential dilutive shares if the effect is antidilutive.

Mandatorily Redeemable Convertible Preferred Stock (“Preferred Stock”)

     The carrying value of Preferred Stock is adjusted by quarterly accretions, on the effective-interest basis, so that the carrying amount will equal the redemption amount at the earliest redemption date. These adjustments will be effected through charges against additional paid-in capital and accumulated deficit, as appropriate.

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company provides additional pro forma disclosures as required under SFAS No.123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Bases Compensation – Transition and Disclosure.”

Comprehensive Income (Loss)

     SFAS No. 130, “Reporting Comprehensive Income” requires that companies report comprehensive income (loss) and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has the following two items that comprise comprehensive income loss: (1) net income/loss; and (2) unrealised gain/loss on investments.

Segment Reporting

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies report separately in the financial statements certain financial and descriptive information about operating segments’ profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about revenue and assets by geographic areas and about major customers. The Company’s products are grouped into two product lines: wireless wide area network, or WWAN, and wireless local area network, or WLAN.

Comparative Amounts

     Certain comparative amounts have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No.146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result, would not have any impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee and further requires a guarantor to provide additional disclosures regarding guarantees. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods that end after December 15, 2002. The adoption of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this Interpretation will have no material impact on its consolidated financial statements.

Note 3 — Business Combinations

Acquisition of the 802.11 WLAN systems business of Agere Systems, Inc.

     On August 5, 2002, the Company completed its acquisition of the 802.11 WLAN systems business of Agere, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of redeemable convertible Series A Preferred Stock (“Preferred Stock,” Note 13) in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. A deemed Preferred Stock dividend representing the beneficial conversion feature of the Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to Common stockholders. The remaining $34 million was in the form of convertible notes. Upon the receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Preferred Stock and warrants to purchase approximately 5.6 million shares of Common Stock valued at $1.6 million. The warrants were recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share. The Preferred Stock and warrants issued to the investors represent approximately 28% of Proxim’s outstanding common stock on an as-converted and as-exercised basis including dividends. In addition, in connection with the transaction, the Company has entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and has entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to the Company at specified prices. Total consideration of $70.0 million for the acquisition comprised:

•	$65.0 million in cash; and

•	transaction costs of approximately $5.0 million.

     The purpose of the acquisition is to gain key technology and establish a leadership position in broadband wireless access systems market.

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

     As of the valuation date, it was assumed that there was some value attributable to the ORiNOCO customer base. In valuing the ORiNOCO customer base, the Company employed an income approach similar to that used in valuing the technology. The customer base includes original equipment manufacturers (“OEM”) such as Avaya, Dell Computer, Fujitsu and Hewlett-Packard. The fair value assigned to the ORiNOCO customer base totaled $9.0 million and is being amortized over the expected life of its cash flows.

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

     Purchased in-process research and development, or IPR&D, consisted of next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the 802.11 WLAN systems business of Agere was developing next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products. These products are under development and require additional hardware and software development. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 50%. The fair value assigned to the IPR&D totaled $10.4 million and was expensed at the time of the acquisition.

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

Merger with Proxim, Inc.

     On March 26, 2002, the merger between Western Multiplex Corporation and Proxim, Inc. was completed, resulting in Proxim Corporation as the combined company. The combined company provides broadband, or high speed, wireless access products to service providers, businesses and other enterprises as well as high performance WLAN products based on RF technology. The merger was accounted for as a purchase transaction with Proxim, Inc. as the purchased entity. Total consideration of $172.6 million for the merger and was adjusted to $175.3 million in the third quarter of 2002 and comprised:

•	59,506,503 shares of Class A common stock valued at approximately $133.3 million;

•	options and warrants having an assumed value of approximately $25.3 million; and

•	transaction costs originally estimated at $14.0 million were adjusted in the third quarter of 2002 to $16.7 million.

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

     Purchased IPR&D consisted of 802.11a and HomeRF 2.0 wireless networking products under development, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, Proxim, Inc.

     was developing 802.11a WLAN adapters in PCI and Mini PCI form factors and a connectorized access point as well as a HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products are under development and require additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. The fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition.

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

Acquisition of WirelessHome

     On March 22, 2001, the Company acquired WirelessHome located in Long Beach, California in a cash and stock transaction. WirelessHome is a development stage company that designs and develops point-to-multipoint systems. The acquisition was accounted for as a purchase. The Company acquired WirelessHome for a total consideration of $28.2 million comprised of:

•	1,649,324 shares of Class A common stock valued at $12.1 million;

•	$10.5 million in cash;

•	options and warrants having an assumed value of $0.7 million; a stock price protection contingent consideration valued at $2.5 million; and

•	transaction costs of $2.4 million.

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

     On October 7, 2001, WirelessHome met the development milestones in accordance with the acquisition agreement. This resulted in additional purchase consideration of $5.2 million. We then evaluated and recorded the final purchase price and stock compensation expense arising from the achievement of those milestones. The total purchase price allocation, which consisted of $28.2 million of purchase price and $2.0 million of net liabilities assumed, was as follows: $1.0 million to assembled workforce, $6.4 million to IPR&D $22.5 million to goodwill, and $0.3 million to deferred compensation. In addition, we recorded $2.2 million of stock compensation expense as a result of releasing and issuing 558,950 shares, which were previously held in escrow, to individuals who were directly involved in the completion of the development milestones.

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

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks. The value assigned to purchased IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of revenue, operating expenses, and income taxes from such projects.

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

Pro Forma Financial Information

     The following table represents unaudited pro forma financial information for the year ended December 31, 2002 and December 31, 2001 had Proxim Corporation (formerly Western Multiplex Corporation), WirelessHome, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been combined as of January 1, 2001. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, WirelessHome, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been a combined company during the specified periods. The pro forma results include the effects of the amortization of identifiable intangible assets and goodwill and adjustments to the income tax provision or benefits and accretion of Preferred Stock. The pro forma combined results exclude the $6.4 million, $4.5 million, $1.2 million and $10.4 million charges for acquired in-process technology from WirelessHome, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere acquisitions, respectively (in thousands except share data):

	Year ended December 31,

	2002	2001

	(unaudited)
Revenue	$206,053	$343,290
Net loss attributable to common stockholders	$(262,630)	$(110,948)
Basic and diluted net loss per share attributable to common stockholders	$(2.21)	$(1.01)

Shares used to compute basic and diluted net loss per share	119,030	110,203

Note 4 — Goodwill and Other Intangible Assets

     In December 2002, due to the recent significant decline in forecasted revenue and the cash flows therefrom, the Company made a complete assessment of the carrying value of all goodwill and other intangibles assets in accordance with SFAS No. 142. The Company first determined the fair value of its equity to be less than the carrying value of goodwill. As such, an impairment charge was recognizable in accordance with SFAS No. 142 as of December 31, 2002. The Company then quantified the goodwill impairment as the amount by which the carrying amount of the asset exceeded the estimated fair value of the asset. The carrying value of goodwill totaling $138.8 million as of December 31, 2002 exceeded the estimated fair value of $9.7 million resulting in a charge for the impairment of goodwill of $129.1 million.

     Goodwill, net of impairment charge and amortizations, consist of the following (in thousands):

	2002	2001

Goodwill, net:
GTI	$17,126	$17,126
WirelessHome	18,775	18,775
Proxim, Inc	79,847	—
802.11 WLAN systems business	23,086	—

Total goodwill before impairment	138,834	35,901
Less: impairment charge	(129,108)	—

Total goodwill, net	$9,726	$35,901

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$35,901
Goodwill acquired during the year	102,933
Impairment charge	(129,108)

Balance as of December 31, 2002	$9,726

     Acquired intangible assets, net of amortizations, consist of the following (in thousands):

	2002	2001

Acquired intangible assets, net:
WirelessHome and other	$136	$712
Proxim, Inc	27,068	—
802.11 WLAN systems business	34,722	—

Total intangible assets, net	$61,926	$712

     Acquired intangible assets by categories as of December 31, 2002 (in thousands):

	Gross carrying	Accumulated
	amounts	amortization

Amortized intangible assets:
Core Technology	$26,531	$3,412
Developed Technology	29,036	6,552
Customer Relationships	8,995	1,249
Patents	3,439	771

Total	$68,001	$11,984

Unamortized intangible assets:
Tradename	$5,909

     Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totaled $22.0 million. Prior to January 1, 2002 this goodwill was amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year. As a result of the Company’s adoption of SFAS No. 142, as of January 1, 2002, the Company no longer amortizes goodwill. Goodwill related to the acquisition of WirelessHome totaled $24.7 million. Prior to December 31, 2001 this goodwill was amortized on a straight-line basis over its estimated useful life of 5 years. As a result of the Company’s adoption of SFAS No. 142, as of January 1, 2002, the Company no longer amortizes goodwill. This goodwill was subject to subsequent adjustments upon WirelessHome meeting certain development milestones and other considerations. After WirelessHome met those development milestones, the goodwill was adjusted to $22.5 million in the fourth quarter of 2001. Goodwill related to the merger with Proxim, Inc. totaled $77.2 million and was adjusted to $79.9 million in the third quarter of 2002 as a result of additional unanticipated transaction expenses. Goodwill related to the 802.11 WLAN systems business of Agere totaled $23.1 million.

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

     Core technology, developed technology and customer relationships related to the acquisition of the 802.11 WLAN systems business of Agere totaled $8.5 million, $17.0 million and $9.0 million respectively, and are being amortized on a straight-line basis over an estimated useful life of 5 years, 2 years and 3 years, respectively. The fair value assigned to the tradename totaled $5.9 million and because the Company will continue to use the ORiNOCO tradename the intangible asset will not be amortized.

     The following table presents the impact of SFAS No. 142 on net loss as if the standard had been in effect for the year ended December 31, 2001 (in thousands, except per share data):

Net loss as reported	$(25,598)
Add: goodwill amortization	4,371
workforce amortization	383

Adjusted net loss	$(20,844)

Basic and diluted net loss per share as reported	$(0.44)
Add: goodwill amortization	0.08
workforce amortization	0.00

Adjusted basic and diluted net loss per share as reported	$(0.36)

Note 5 — Purchased In-Process Research and Development

     Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility.

     The amount expensed to purchased in-process research and development in the third quarter of 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere’s 802.11 WLAN systems business. The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired in relations to the Proxim, Inc. merger. The following table summarizes the key assumptions underlying the valuation for the Company’s purchase transactions completed during the year ended December 31, 2002 and 2001 (in thousands):

		Estimated Cost to	Risk-Adjusted Discount
		complete Technology	Rate for In-Process
		at	Research and
	Year	Time of Acquisition	Development

802.11 WLAN systems business	2002	$1,322	50.0%
Proxim, Inc.	2002	$2,387	30.0%
WirelessHome	2001	$1,425	35.0%

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

Note 6 — Balance Sheet Components

	2002	2001

	(in thousands)
Marketable securities:
Corporate bonds and time deposits	$2,489	$8,192
Auction rate securities	—	630
Equity investment in a wireless company listed in Canada	513	—

	3,002	8,822
Less: long-term portion	(2,489)	(2,084)

Current portion	$513	$6,738

Accounts receivable, net:
Gross accounts receivable	$52,750	$32,802
Less: deferred revenue	(14,715)	—
allowances for bad debts, sales returns and price protection	(7,500)	(5,406)

	$30,535	$27,396

Inventory, net:
Raw materials	$37,472	$12,214
Work-in-process	5,820	675
Finished goods	17,523	10,038
Consignment inventories	8,829	—

	69,644	22,927
Less: reserve for excess and obsolete inventory	(32,845)	(3,021)

	$36,799	$19,906

Property and equipment, net:
Computer and test equipment	$18,102	$6,191
Furniture and fixtures	890	6,850
Leasehold improvements	265	1,871

	19,257	14,912
Less: accumulated depreciation	(9,147)	(6,136)

	$10,110	$8,776

Goodwill, net:
Goodwill	$19,325	$44,500
Less: Accumulated amortization	(9,599)	(8,599)

	$9,726	$35,901

	2002	2001

	(in thousands)
Intangible assets, net:
Core technology	$26,531	$—
Developed technology	29,036	—
Acquired workforce	—	1,000
Customer relationships	8,995	—
Tradename	5,909	—
Patents	3,439	229

	73,910	1,229
Less: Accumulated amortization	(11,984)	(517)

	$61,926	$712

Other current liabilities:
Restructuring accruals, current portion	$3,871	$430
Accrued unconditional purchase order commitments	1,509	—
Accrued compensation	3,921	3,129
Accrued warranty costs	2,041	869
Other accrued liabilities	5,575	4,169

	$16,917	$8,597

     The following is a summary of the movements in product warranty costs during the year ended December 31, 2002 (in thousands):

Balance as of December 31, 2001	$869
Balance acquired with acquisitions	1,442
Settlements made during the year	(270)

Balance as of December 31, 2002	$2,041

Note 7 — Impairment of loan to officer

     The Company had guaranteed up to $5 million of obligations of an officer of the Company, with respect to a margin loan with an investment bank that he established prior to 2001. On October 15, 2002, the investment bank called the Company’s guaranty of $5 million. The Company continues to seek repayment from the officer under a Reimbursement and Security Agreement. In this regard, in January 2003, the officer made a cash payment of $0.5 million to the Company. The Company assessed the recoverability of the remaining balance of the loan with respect to the officer’s current financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This impairment charge does not constitute forgiveness of the officer’s indebtedness to the Company. Future payments by the officer under the Reimbursement and Security Agreement will be recorded as income in the period cash is received.

Note 8 — Revenue Information and Concentration of Credit Risks

     The Company’s products are grouped into two product lines: Wireless Wide Area Network, or WWAN, product line, and; Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes 802.11a and ORiNOCO products. Prior to the March 26, 2002 merger with Proxim, Inc., the Company did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below. Revenue information by product line is as follows (in thousands):

	Year ended December 31,

Product Line	2002	2001	2000

WWAN	$83,799	$105,730	$105,508
WLAN	60,861	—	—

Total revenue	$144,660	$105,730	$105,508

     The Company sells its products worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in two geographic regions: North America and International. Revenue outside of the North America are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenue by geographic region is as follows (in thousands):

	Year ended December 31,

Geographical region	2002	2001	2000

North America	$89,890	$80,038	$70,479
International	54,770	25,692	35,029

Total revenue	$144,660	$105,730	$105,508

     The following table summarizes each customer which accounted for more than 10% of the Company’s total revenue each year:

	Year ended December 31,

Geographical region	2002	2001	2000

Comstor	23%	29%	—
Somera	—	11%	21%
Tessco Technologies, Inc.	—	11%	—
Avant Telecoms, Inc. (a value-added reseller)	—	—	11%

     As of December 31, 2001 and 2000, approximately 78.0% and 77.0% of accounts receivable, respectively, were concentrated with ten customers.

Note 9 — Provision for Excess and Obsolete Inventory

     The Company recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $12.7 million during 2002 as part of our restructuring charge, of which $7.7 million related to excess and obsolete inventory and $5.0 million related to purchase commitments. To mitigate the component supply constraints that have existed in the past, the Company had built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

     Due to these factors, inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the year ended December 31, 2002:

Balance as of December 31, 2001	$3,021
Additional reserve for excess and obsolete inventory	7,686
Balance acquired with Proxim, Inc.	45,114
Inventory scrapped	(22,976)

Balance as of December 31, 2002	$32,845

     Note 10 — Restructuring Charges

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

     During 2002, the Company recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges include $40.8 million of cash provisions, which include severance of $7.4 million for 194 employees, $33.1 million for future lease commitments, net of estimated future sublease receipts, and exit costs related to the closure of four facilities, $0.3 related to consulting fees. The charge also includes $2.4 million of non-cash provisions related to fixed assets that will no longer be used at the facilities. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual costs for closures of facilities could exceed the original estimate of $33.1 million

     The following table summarizes the restructuring activities in 2001 and 2002 (in thousands):

	Severances	Facilities	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—
Provision charged to operations	1,382	208	226	1,816
Charges utilized	(1,184)	(156)	(46)	(1,386)

Balance as of December 31, 2001	198	52	180	430
Reclassifications among categories	—	180	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	1,066
Provision charged to operations	7,395	33,080	2,702	43,177
Charges utilized	(7,593)	(3,928)	(2,702)	(14,223)

Balance as of December 31, 2002	$—	$30,450	$—	$30,450

Note 11— Income Taxes

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

     The components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001, and 2000 are as follows:

	Years ended December 31,}

	2002	2001	2000

Current
Federal	$—	$—	$6,135
State	—	13	864

	—	13	6,999
Deferred
Federal	2,067	(2,854)	(137)
State	1,157	(1,255)	(62)

	3,224	(4,109)	(199)
	$3,224	$(4,096)	$6,800

     The provision for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Provision at federal statutory rate of 35%	$(82,819)	$(10,393)	$4,721
State income taxes, net of federal benefits	(12,069)	(242)	742
Goodwill impairment and amortization of intangible assets	36,860	3,148	668
Amortization of deferred stock compensation	299	1,819	1,545
In-process research and development	5,635	2,240	—
Change in valuation allowance	52,695	—	—
Research and development tax credits	(500)	(850)	(798)
Other	3,123	182	(78)

Total provision for taxes	$3,224	$(4,096)	$6,800

     The major components of the net deferred tax asset are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Inventory reserve	$13,383	$1,223
Goodwill and other intangibles assets	25,580	3,069
Restructuring reserve	12,407	174
Other reserves and accruals	9,361	5,150
Net operating losses	20,846	5,096
Research and development credit and other credits	9,023	1,011

Gross deferred tax asset	$90,600	$15,723
Valuation allowance	(90,600)	(4,374)

Net deferred tax asset	$—	$11,349

     As of December 31, 2002 the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $54.0 million and $18.0 million, respectively. If not utilized, these net operating loss carryfowards will begin to expire at various dates between 2006 and 2022. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $5.1 million and $5.9 million, respectively. If not utilized the federal tax credit carryforwards will begin to expire in 2012. The Company has a valuation allowance of approximately $90.6 million as of December 31, 2002 for deferred tax assets because of uncertainty regarding their realization.

     Deferred tax assets of approximately $15.7 million as of December 31, 2002 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision.

     The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests.

Note 12 — Loss Per Share Attributable to Common Stockholders

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2002, 2001 and 2000 (in thousands except share data):

	Year Ended December 31,

	2002	2001	2000

Net income (loss) attributable to common stockholders	$(244,480)	$(25,598)	$6,295
Weighted average common shares outstanding	105,119	57,559	47,045

Basic net income (loss) per share	$(2.33)	$(0.44)	$0.13

	Year Ended December 31,

	2002	2001	2000

Weighted average common shares outstanding	105,119	57,559	47,045
Potential diluted shares	—	—	2,638

Shares used in diluted computation	105,119	57,559	52,081

Diluted net income (loss) per share	$(2.33)	$(0.44)	$0.12

     For the year ended December 31, 2002 and 2001 net loss per share was computed using the weighted average number of ordinary shares outstanding during the period. Net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options and warrants would be anti-dilutive. For the years ended December 31, 2002, 2001 and 2000 options to purchase 30,367,748, 10,258,659 and 716,000 shares of common stock were excluded from the diluted net income per share calculations. For the year ended December 31, 2002 and 2001 warrants to purchase 13,842,655 and 29,162 shares of common stock were excluded from the diluted net income per share calculations. For the year ended December 2000 options were anti-dilutive because the exercise prices was greater than the average market price of the common shares during the period.

     Basic and diluted income (loss) per share on extraordinary items for the three years in the period ended December 31, 2001 are as follows (in thousands except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Basic and diluted loss on early extinguishment of debt, net of tax per share	$—	$—	$(0.01)
Shares used to compute the basic loss per share	105,119	57,559	47,045
Shares used to compute the diluted loss per share	105,119	57,559	52,081

Note 13 — Mandatorily Redeemable Convertible Preferred Stock

     Mandatorily Redeemable Convertible Preferred Stock, or Preferred Stock, at December 31, 2002 consists of the following:

				Total number of
				shares of
				Common Stock
			Liquidation	Issuable upon
	Authorized	Outstanding	Preference	Conversion

Series A	5,000,000	3,000,000	$75,000,000	3,000,000

     In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Brodview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of the Company’s Common Stock.

     Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors (Note 3) were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock value at $1.7 million. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share value at $14.0 million. The Series A Preferred Stock and warrants issued to the investors represent approximately 25% of the Company’s outstanding Common Stock on an as-converted and as-exercised basis as of December 31, 2002.

     In Summary, the issuance of Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded as follows (in thousands):

			Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Total	$—	$64,412	$15,687	$(4,630)

     The holders of Preferred Stock have various rights and preferences as follows:

Voting

For so long as Warburg Pincus owns at least 25% of its shares of Series A Preferred Stock or the Common Stock issuable on conversion of its Series A Preferred Stock and exercise of its warrants, Warburg Pincus will have the right to nominate for election one member of the Company’s board of directors, who will sit on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market.

The approval of holders of a majority of the Series A Preferred Stock is separately required to approve changes to the Company’s certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of the Company’s equity or equity-linked securities ranking senior to or equally with the Series A Preferred Stock, and any repurchase or redemption of the Company’s equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on the Company’s Common Stock.

Redemption

In August 2007, the Company will be required to redeem all outstanding shares of Series A Preferred Stock, if any, for cash equal to their liquidation preference, which bears interest at 8% per annum, compounded semi-annually, for three years, plus accrued and unpaid dividends.

Dividends

From August 2005 through August 2007, shares of Series A Preferred Stock will be entitled to cumulative dividends equal to 8% of their liquidation preference per year, payable, at the Company’s election, in cash or shares of the Company’s Common Stock valued at the then-market price;

Liquidation

Each share of Series A Preferred Stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8% per annum, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event the Company undertakes a business combination or other extraordinary transaction, or the Company are liquidated or dissolved.

Conversion

In the event of a change of control of the Company, the Company will have the right to convert the Series A Preferred Stock into Common Stock if upon such conversion the holders of Series A Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, the Company may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or repurchase the Series A Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to August 2005, the liquidation preference will increase as necessary to provide for three years of accretion.

Holders of Series A Preferred Stock have rights to acquire additional shares of the Company’s capital stock or rights to purchase property in the event of certain grants, issuance or sales.

The conversion price of the Series A Preferred Stock, which initially shall be approximately $3.06 per share, will be subject to customary weighted average anti-dilution adjustments and other customary adjustments.

At December 31, 2002, the Company has reserved 43,325,672 shares of Common Stock for the conversion of Preferred stock.

Note 14 — Stockholders’ Equity

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

     In conjunction with the recapitalization transaction in 1999 the Company repurchased 42,000,000 shares of Class B common stock for $21.0 million from Glenayre Technologies Inc. and held these shares as treasury stock.

     Simultaneously with the closing of the Company’s initial public offering, all of the Company’s then outstanding 38,000,000 shares of Class B common stock and 42,000,000 shares of Class B treasury stock were automatically converted into 38,000,000 shares of Class A common stock and 42,000,000 shares of Class A treasury stock, respectively.

     On March 26, 2002 the Company acquired Proxim, Inc. for 59,506,503 shares of Class A Common Stock.

     As of December 31, 2002, there were 162,328,944 shares of Class A Common Stock issued and outstanding and 42,185,534 shares of Class A treasury stock.

Warrants

			Total number
			of shares
	Warrants	Exercise	issuable upon
	for Class A	price per	exercise of
	Common Stock	share	warrants

Balance at December 31, 2001	29,162	$9.61-$14.01	29,162
Issuance of warrants in connection with merger with Proxim, Inc.	2,228,881	$6.85-$13.23	2,228,881
Issuance of warrants in connection with financing arrangements	12,271,345	$3.06	12,271,345
Warrants expired	(686,733)	$11.91-$13.23	(686,733)

Total	13,842,655	—	13,842,655

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

     In connection with the acquisition of WirelessHome Corporation, the Company assumed a warrant to purchase 4,162 shares of the Company’s Class A common stock at an exercise price of $9.61 per share. These warrants will expire on December 16, 2009.

     In connection with the acquisition of Proxim, Inc., the Company assumed warrants to purchase 362,803, 323,930 and 1,542,148 shares of the Company’s Class A common stock at an exercise price of $11.91 and $13.23 and $6.85 per share, respectively. These warrants expire on April 28, 2002, June 2, 2002 and November 27, 2005. As of December 31, 2002 1,542,148 warrants were outstanding.

     In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company issued 12,271,345 warrants to Warburg Pincus Private Equity VIII, L.P., Brodview Capital Partners L.P. and affiliated entities. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of approximately $3.06 per share. The Company has estimated the fair value of the warrants using the Black-Scholes option valuation model totaling $14.0 million (Note 13). The warrants will expire on December 31, 200x. The following assumptions were applied when estimating the fair value of the warrants issued in the year ended December 31, 2002 using the Black-Scholes option pricing model:

Year ended
December 31,
2002

Risk-free interest rate	3.21%
Expected life of option	5 years
Dividend yield	0%
Volatility of common stock	114%

Deferred Stock Compensation

     In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders’ equity of $8.5 million, representing the difference between the estimated fair value of the common stock and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders’ equity. The portion of deferred stock compensation associated with the stock options was amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company records the expense over the period the shares are vested using the accelerated method. For the year ended December 31, 2002 the Company recorded amortization of deferred compensation, net of cancellations, of $855,000.

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

     During the year ended December 31, 2001, the Company reversed approximately $1.8 million of deferred stock compensation previously recorded due to cancellations of unexercised stock options.

     During the year ended, as a result of WirelessHome meeting the development milestones, the Company released and issued 558,950 shares to individuals who were directly involved in the completion of the development milestones and accordingly recorded $2.2 million of stock compensation expense. As of December 31, 2003, all deferred stock compensation was amortized.

Employee’s Stock Forward Sale Agreements

     On December 20, 2001 the Company entered into stock forward sale agreements with certain employees. Under these agreements the Company will buy back 78,138 shares at $7.91 in March 2002. The Company recorded the difference between the stock price on December 20, 2001, $5.45 and the guaranteed price per share of $7.91 as stock compensation expense for a total of $192,000 in the fourth quarter of 2001. The Company recorded the difference between the stock price on March 25, 2002, $2.37 and the stock price on December 20, 2001, $5.45 as stock compensation expense for a total of $241,000 in 2002.

Stock Option Plans

Employee Stock Purchase Plan

     In June 2000, the Company adopted the Western Multiplex Corporation Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. An annual increase in shares reserved will occur on the first day of each of the Company’s fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 as defined in the ESPP. As of December 31, 2002, 1,500,000 shares of Class A common stock was reserved for issuance under the ESPP.

     In August 2000, subsequent to the completion of the Company’s initial public offering, the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was August 1, 2000. On January 31, 2001, the Company issued 123,025 shares at $10.20 per share to employees participating in the ESPP. On July 31, 2001, the Company issued 7,241 shares at $4.80 per share to employees participating in the ESPP. On January 31, 2002, the Company issued 56,511 shares at $2.52 per share to employees participating in the ESPP. On July 31, 2002 the Company issued 191,045 shares at $2.18 per share to employees participating in the ESPP.

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

Ubiquity Communication Plans

     In connection with the acquisition of Ubiquity Communication, Inc. on March 24, 2000, the Company assumed the obligations under Ubiquity Communication’s equity incentive plans (“Ubiquity Plans”). As a result, all options granted under the Ubiquity Plans became options to purchase shares of the Company’s common stock. As of March 24, 2000, the Company assumed 137,727 options that had been granted under these plans. As of March 29, 2002, the Company had no options outstanding under the Ubiquity Plans.

Platinum IP Stock Incentive Plan

     In connection with the acquisition of WirelessHome on March 22, 2001, the Company assumed obligations under WirelessHome’s Platinum IP Stock Incentive Plan (“WirelessHome Plan”). As a result, all options granted under the WirelessHome Plan became options to purchase shares of the Company’s common stock. As of March 22, 2001, the Company assumed certain vested and unvested options that when exercised would result in approximately 14,400 and 113,000 shares of common stock outstanding. As a result of WirelessHome meeting the development milestones, in the fourth quarter of 2001 the Company issued 75,380 options, which were previously held in escrow to employees who were directly involved in the completion of the development milestones.

Proxim, Inc. Stock Incentive Plans

     In connection with the acquisition of Proxim, Inc. on March 26, 2002, the Company assumed obligations under Proxim, Inc. Stock Incentive Plan (“Proxim Plan”). As a result, all options granted under the Proxim Plan became options to purchase shares of the Company’s common stock. As of March 26, 2002, the Company assumed certain vested and unvested options that when exercised would result in approximately 8,679,657 and 7,294,702 shares of common stock outstanding.

2002 Nonstatutory Merger Stock Option Plan

     In March 2002, the Company established the 2002 Nonstatutory Merger Stock Option Plan, or the 2002 Plan, and reserved 7.0 million shares of Class A Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. The 2002 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 36-month period.

2002 Acquisition Stock Option Plan

     In August 2002, the Company established the 2002 Acquisition Stock Option Plan, or the 2002 Acquisition Plan, and reserved 5.0 million shares of Class A Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. The 2002 Acquisition Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 36-month period.

2000 Stock Option Plan for Non-Employee Directors

     In June 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors. The Company has reserved for issuance a maximum of 1,500,000 shares of common stock pursuant to the grant of non-qualified stock options to newly elected members of the board of directors who are not employees of our Company.

     The exercise price of any option granted under this plan is the per share fair market value of the Company’s common stock on the date the option is granted except with respect to the initial grants made as of June 8, 2000 for which the exercise price is $8.50. An individual who becomes a director will receive an initial grant of an option to purchase 100,000 shares of the Company’s common stock, which option will be immediately vested upon grant as to one-third of the shares subject to the option. The option will then become vested as to one-third of the shares on each of the first and second anniversaries of the date of the initial grant, so long as the director continues to serve on the Company’s board of directors on each vesting date. In addition, so long as a director continues to serve on the Company’s board of directors, the director will, as of the third anniversary of the date of the initial grant and triennially thereafter, receive an additional option to purchase 15,000 shares, the terms of which will be the same as those described above. On March 29, 2002 the Company had issued 60,000 stock options at an exercise price of $4.08.

     The following table summarizes stock options activity under all the Plans:

		Options Outstanding

			Weighted Average
	Options Available	Number of Shares	Exercise Price

Balance at December 31, 1999	10,500,000	—	$—
Authorized	1,637,727	—	—
Granted	(7,633,227)	7,633,227	4.62
Exercised	—	(16,000)	0.50
Cancelled	183,499	(183,499)	6.71

Balance at December 31, 2000	4,687,999	7,433,728	4.53
Authorized	3,185,998	—	—
Granted	(5,832,825)	5,832,825	6.55
Exercised	—	(1,328,772)	0.56
Cancelled	1,679,122	(1,679,122)	5.92

Balance at December 31, 2001	3,720,294	10,258,659	5.91
Authorized	38,744,226	—	—
Granted	(26,788,631)	26,788,631	4.46
Exercised	—	(683,582)	0.57
Cancelled	5,994,446	(5,995,960)	6.22

Balance at December 31, 2002	21,670,335	30,367,748	$4.63

     As part of the merger with Proxim, Inc., the Company assumed certain vested and unvested options that when converted would result in approximately 8.7 million and 7.3 million shares of common stock outstanding. These options have a weighted average exercise price of $5.75 per share. Additionally, approximately 10.8 million shares were available under Proxim, Inc. plans.

     The following table summarizes options outstanding and options exercisable at December 31, 2002 under all the Plans:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number	Exercise
Range of Exercise Prices	Shares	(in years)	Price	of Shares	Price

$0.20 - $0.50	1,920,589	7.1	$0.50	1,906,341	$0.50
$1.13 - $3.21	12,263,638	8.7	$2.53	2,335,908	$2.86
$3.32 - $5.08	9,208,009	9.0	$3.70	5,533,812	$3.68
$5.13 - $10.00	4,595,738	7.6	$7.57	4,228,626	$8.25
$10.02 - $29.11	2,379,774	7.6	$15.56	2,024,095	$15.91

$0.20 - $29.11	30,367,748	8.4	$4.63	16,028,782	$5.93

Pro forma fair value disclosure under SFAS No. 123 and 148

     The weighted average estimated grant date fair value, as defined by SFAS No.123, for stock options granted under its stock option plans during 2002, 2001 and 2000 was $2.02, $6.06 and $4.40 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during 2002 and 2001 was $1.85 and $2.86 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for its stock option and purchase awards:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.10%	4.00%	6.00%
Average expected life of option	2.5 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility of common stock	1.66	1.43	2.92

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss:
Net income (loss) as reported	$(244,480)	$(25,598)	$6,295
Less: Stock-based compensation expense determined under fair value method	(16,211)	(24,267)	(12,121)

Pro forma net loss	$(260,691)	$(49,865)	$(5,826)

As reported:
Basic earnings (loss) per share	$(2.33)	$(0.44)	$0.13
Diluted earnings (loss) per share	$(2.33)	$(0.44)	$0.12
Pro forma:
Basic loss per share	$(3.13)	$(0.87)	$(0.12)
Diluted loss per share	$(3.13)	$(0.87)	$(0.12)

     The pro forma effect on net income (loss) and net income (loss) per share for 2002, 2001 and 2000 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Note 15 — Commitments and Contingencies

     The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at September 27, 2002 were as follows (in thousands):

Year ending December 31:
2003	$9,380
2004	10,051
2005	9,938
2006	8,791
2007	8,477
Thereafter	19,181

Total minimum lease payments	$65,818

     Total rental expenses related to these operating leases were $9.2 million, $3.7 million and $478,000 for 2002, 2001 and 2000, respectively.

     For the year ended December 31, 2002 the Company recorded a restructuring charge relating to the committed future lease payment for closed facilities, net of estimated future sublease receipts, of $34.3 million, was included in the above disclosures.

Note 16 — Legal Proceedings

     The Company’s involvement in patent and International Trade Commission litigation with respect to alleged infringement of certain of its United States patent rights related to direct sequence wireless local area networking technology has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the combined company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

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

     On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol WLAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim, Inc. related to these infringement claims.

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

     On August 8, 2001, Proxim, Inc. filed an amended answer and counterclaim, and further sought damages for violation of the antitrust laws of the United States. On December 13, 2001, Proxim, Inc. filed a second amended answer and counterclaim, and sought to add Agere’s parent, Agere Guardian Systems Inc., as a party.

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001, Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference.

     On August 5, 2002, in connection with the Company’s acquisition of the 802.11 WLAN systems business from Agere, the Company announced that we had entered into a cross-license agreement with Agere whereby, in part, the Company and Agere agreed to settle the pending patent-related litigation between the two companies.

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts.

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

     The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, the Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

Note 17 — Supplemental Cash Flow Data

     The Company paid cash of $51.5 million in connection with its merger with Proxim, Inc. and the acquisition of nBand and the 802.11 WLAN systems business of Agere in the year ended December 31, 2002, and paid cash of $12.7 million for the acquisition of WirelessHome in December 31, 2001, respectively, as follows (in thousands):

	Year Ended December 31

	2002	2001

Purchase price	$246,454	$28,200
Common stock issued	(159,039)	(15,289)
Accrued transactions costs	—	(173)

Cash paid	87,415	12,738
Less: cash acquired	(35,961)	(72)

Net cash used in acquisitions	$51,454	$12,666

Note 18 — Employee Benefit Plan

     The Company adopted an Employees’ Investment 401(k) Plan that covers all employees and provides that the Company match employees’ salary deferrals up to 4% of eligible employee compensation. The amounts charged to continuing operations were $936,000 and $795,000 and $521,000 in 2002, 2001 and 2000, respectively.

Note 19 — Subsequent Event

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts.

     As part of the confidential settlement agreement the two companies have entered into a patent cross-license agreement for their respective patent portfolios and Intersil will make a one-time payment of $6 million to the Company. The two companies have also entered into a product supply agreement defining the terms under which the Company will be able to purchase 802.11 products that utilize Intersil’s chipsets.

     The Company expects to pay its patent litigation attorneys approximately $3 million as final settlement of outstanding legal fees and expenses related to the terminated patent litigation. The Company will record the amount of approximately $6 million as licensing revenue in the quarter ending March 28, 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              On March 21, 2002, our Board of Directors, upon recommendation of the Audit Committee, made a determination not to engage Arthur Andersen LLP as the Company’s independent accountants and, on March 26, 2002, engaged PricewaterhouseCoopers LLP to serve as our independent accountants for the fiscal year ended December 31, 2002. Arthur Andersen’s reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

              During the years ended December 31, 2001 and 2000 and through the date of our engagement of PricewaterhouseCoopers LLP, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with its report on the Company’s consolidated financial statements for such years; and there were no reportable events as specified in Item 304(a)(1)(v) of Regulation S-K.

              The information set forth above and additional information relating to our change in accountants for the fiscal year ended December 31, 2002 is included in our Current Report on Form 8-K filed on March 28, 2002.

Part III

Item 10.	Directors and Executive Officers of the Registrant

              Information regarding our Directors required by Item 10 of Part III will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference. Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1, Part I under the caption “Business – Executive Officers.” Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

              Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

              Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Controls and Procedures

              Within 90 days prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange

Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

              In addition, we reviewed our internal controls and there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls, subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K

(a)           List of documents Filed as Part of this Report

(1)	Index to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

              Schedule II – Valuation and Qualifying Accounts

              All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Exhibits.

              The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated by reference herein. Management contracts or compensatory plans or arrangements are identified in the accompanying Exhibit Index and such identification listing is incorporated by reference herein.

(b)	Reports on Form 8-K.

              On October 9, 2002, we filed a Current Report on Form 8-K under Item 5 announcing that on October 8, 2002, at a special meeting of our stockholders, the stockholders of Proxim approved the conversion of $34 million in outstanding principle amount of Proxim’s indebtedness into shares of Proxim’s Series A convertible preferred stock with an initial $34 million liquidation preference and the issuance of warrants to purchase approximately 5.563 million shares of Proxim’s common stock.

              On October 15, 2002, we filed a Current Report on Form 8-K under Item 5 disclosing certain events in connection with the Company’s guaranty on behalf of David King, our then President and Chief Operating Officer, and that certain related Reimbursement and Security Agreement.

              On October 21, 2002, we filed on Form 8-K/A an amendment to our Current Report on Form 8-K filed on August 19, 2002 under Item 7 providing financial statements, pro forma financial information and exhibits relating to our acquisition of the ORiNOCO product line of Agere Systems Inc. pursuant to the terms of that certain Asset Purchase Agreement dated as of June 14, 2002 between Proxim and Agere Systems Inc.

              On October 22, 2002, we filed on Form 8-K/A a second amendment to our Current Report on Form 8-K filed on August 19, 2002 solely for the purpose of filing Exhibit 23.1, Consent of Independent Accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 31st day of March, 2003.

PROXIM CORPORATION

By:	/s/ KEITH E. GLOVER (Keith E. Glover, Executive Vice President of Finance, Chief Financial Officer and Secretary)

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan N. Zakin and Keith E. Glover, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JONATHAN N. ZAKIN (Jonathan N. Zakin)	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ KEITH E. GLOVER (Keith E. Glover)	Executive Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2003

/s/ DAVID C. KING (David C. King)	Vice-Chairman of the Board of Directors	March 31, 2003

/s/ LARRY BETTINO (Larry Bettino)	Director	March 31, 2003

/s/ MERLE L. GILMORE (Merle L. Gilmore)	Director	March 31, 2003

/s/ JEFFREY D. SAPER (Jeffrey D. Saper)	Director	March 31, 2003

/s/ KENNETH E. WESTRICK (Kenneth E. Westrick)	Director	March 31, 2003

/s/ JOSEPH R. WRIGHT, JR. (Joseph R. Wright, Jr.)	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

SECTION 302(a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Jonathan N. Zakin, certify that:

1.	I have reviewed this annual report on Form 10-K of Proxim Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	By:	/s/ JONATHAN N. ZAKIN
Jonathan N. Zakin Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 302(a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Keith E. Glover, certify that:

1.	I have reviewed this annual report on Form 10-K of Proxim Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	By:	/s/ KEITH E. GLOVER
Keith E. Glover Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Amended and Restated Acquisition Agreement, dated as of September 30, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp.

2.2(1)	Amendment to Acquisition Agreement, dated as of October 31, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp.

2.3(2)	Agreement and Plan of Reorganization, dated as of January 16, 2002, among the Registrant, Walnut-Pine Merger Corp. and Proxim, Inc.

2.4(3)	Asset Purchase Agreement, dated as of June 14, 2002, by and between the Registrant and Agere Systems, Inc.

2.5(3)	Securities Purchase Agreement, dated as of June 16, 2002, by and among the Registrant, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and Broadview Capital Partners Qualified Purchasers Fund L.P.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant.

3.3(2)	Amended and Restated By-laws of the Registrant.

4.1(1)	Form of the Registrant’s Class A Common Stock Certificate.

4.2(1)	Stockholders Agreement, dated as of October 31, 1999, among the Registrant, WMC Holding Corp., GTI Acquisition Corp. and Glenayre Technologies, Inc.

4.3(1)	Registration Rights Agreement, dated as of June 8, 2000, among the Registrant, Ripplewood Holdings L.L.C. and WMC Holding Corp.

4.4(2)	Stockholders Agreement, dated as of January 16, 2002, among Ripplewood Partners, L.P., Ripplewood Employee Co-Investment Fund, L.P., WMC Holding L.L.C. and the Registrant.

4.5(4)	Warrant to Purchase Common Stock of Proxim, Inc. issued to Motorola Corporation on June 2, 1999.

4.6(4)	Investor Rights Agreement dated as of June 2, 1999 between Proxim, Inc. and Motorola Corporation.

4.7(5)	Registration Rights Agreement between Proxim, Inc. and Siemens Aktiengesellshaft and Siemens Information and Communication Mobile LLC dated September 27, 2000.

4.8(6)	Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 by and between Proxim, Inc. and each of the purchasers named in Exhibit A thereto.

4.9(6)	Form of Proxim, Inc. Common Stock Warrant issued to each of the purchasers (other than UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd.) in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001.

4.10(6)	Form of Proxim, Inc. Common Stock Warrant issued to UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001.

4.11(6)	Form of Proxim, Inc. Irrevocable Proxy executed by each of UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001.

4.12	Form of Registrant’s Senior Convertible Promissory Notes issued to each of the investors in connection with the Securities Purchase Agreement, dated June 16, 2002.

4.13	Form of Registrant’s Warrant issued to each of the investors in connection with the Securities Purchase Agreement, dated June 16, 2002.

10.1(1)*	Employment and Co-Investment Agreement, dated as of October 31, 1999, among Ripplewood Partners L.P., WMC Holding Corp., Seaview Holdings L.L.C., the Registrant and Jonathan N. Zakin.

10.2(1)	Co-Investment Agreement, dated as of October 31, 1999, among Ripplewood Partners L.P., WMC Holding Corp., The Michael and Roberta Seedman Revocable Trust, Michael Seedman and the Registrant.

10.3(1)*	Employment Agreement, dated as of November 1, 1999, by and between the Registrant and Amir Zoufonoun.

10.4(1)*	Subscription and Employee Stockholder’s Agreement, dated as of January 31, 2000, among WMC Holding Corp., the Registrant, Ripplewood Partners, L.P. and Amir Zoufonoun.

10.5(1)*	1999 Western Multiplex Corporation Stock Incentive Plan.

10.6(1)*	Western Multiplex Corporation Employee Stock Purchase Plan.

10.7(1)*	Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors.

Exhibit
Number	Description

10.8(1)	Stocking Distributor Agreement, dated May 27, 1998, by and between the Registrant and Somera Communications Inc.

10.9(1)	Credit Agreement, dated as of November 1, 1999, among the Registrant, Credit Suisse First Boston as Lead Arranger and as Agent and the several financial institutions from time to time party to the agreement.

10.10(1)	Assignment and Assumption Agreement, dated October 18, 1999, between the Registrant and Glenayre Electronics, Inc., including the Lease, dated July 1, 1996, between Glenayre Electronics, Inc. and Yercaf N.V.

10.11(1)	Lease, dated February 27, 1998, between Ubiquity Communication, Inc. and G&W/Copley Redwood Business Park, L.P.

10.12(7)*	Amended Promissory Note, dated as of January 26, 2001, made by Amir Zoufonoun in favor of the Registrant.

10.13(1)*	Amendment No. 1 to 1999 Western Multiplex Corporation Stock Incentive Plan, dated June 8, 2000.

10.14(1)	Intellectual Property Assignment, dated November 1, 1999, from Glenayre Electronics, Inc. to the Registrant.

10.15(1)	License Agreement, dated November 1, 1999, by and between Glenayre Electronics, Inc. and the Registrant.

10.16(1)*	Ubiquity Communication, Inc. 1997 Stock Option Plan.

10.17(1)*	Ubiquity Communication, Inc. 1998 Stock Plan.

10.18(1)*	Ubiquity Communication, Inc. 1999 Stock Plan.

10.19(1)*	Amendment No. 1 to Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors, dated June 19, 2000.

10.20(1)	Management Services Agreement between Ripplewood Holdings L.L.C. and the Registrant, dated November 1, 1999.

10.21(1)	Security Agreement, dated as of November 1, 1999, made by the Registrant in favor of Credit Suisse First Boston, as Agent.

10.22(1)	Intellectual Property Security Agreement, dated as of November 1, 1999, between Credit Suisse First Boston, as Agent, and the Registrant.

10.23(2)	Indemnification Agreement, dated as of January 15, 2002, among the Registrant, WMC Holding L.L.C., Ripplewood Partners, L.P. and Ripplewood Employee Co-Investment Fund, L.P.

10.24(2)*	Employment Agreement, dated January 16, 2002, between the Registrant and David C. King.

10.25(7)*	Amended Employment and Co-Investment Agreement, dated as of May 9, 2001, among Ripplewood Partners L.P., WMC Holding LLC, Seaview Holdings L.L.C., the Registrant and Jonathan N. Zakin.

10.26(7)*	Amendment No. 2 to Western Multiplex Corporation Stock Incentive Plan, dated May 18, 2001.

10.27(8)*	Form of Proxim, Inc. Indemnification Agreement for Officers and Directors, Delaware.

10.28(9)*	Proxim, Inc. 1994 Director Option Plan, as amended and restated.

10.29(10)*	Proxim, Inc. Form of 1994 Director Option Plan Subscription Agreement.

10.30(11)*	Proxim, Inc. 1995 Long-Term Incentive Plan, as amended and restated.

10.31(12)*	Proxim, Inc. Form of 1995 Long-Term Incentive Plan Subscription Agreement.

10.32(13)*	Proxim, Inc. 1999 Nonstatutory Stock Option Plan, as amended and restated.

10.33(14)*	Proxim, Inc. Form of 1999 Nonstatutory Stock Option Plan Subscription Agreement.

10.34(15)*	Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and David C. King.

10.35(15)*	Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and Keith E. Glover.

10.36(16)	Sublease Agreement between Applied Materials , Inc. (sublandlord) and Proxim, Inc. (subtenant) dated March 3, 1999.

10.37(17)*	Reimbursement and Security Agreement between Proxim, Inc. and David C. King dated March 15, 2001.

10.38(18)	Intellectual Property Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and the Registrant.

10.39(18)	Patent License Agreement, dated as of August 5, 2002, by and among Agere Systems Guardian Corporation, Agere Systems, Inc. and the Registrant.

Exhibit
Number	Description

10.40(18)	Supply Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and the Registrant.

10.41*	First Amendment to Employment Agreement, dated December 9, 2002, between the Registrant and David C. King

10.42	Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant

10.43	Amendment to Loan Agreement, dated March 18, 2003, by and between Silicon Valley Bank and the Registrant

21(2)	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

99.1	Certification of Chief Executive Officer pursuant to 18. USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18. USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-35200), as amended.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-82014).

(3)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002.

(4)	Incorporated by reference to Proxim, Inc.’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to Proxim, Inc.’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

(6)	Incorporated by reference to Proxim, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2001.

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2002.

(8)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 33-70712 filed with the Securities and Exchange Commission on December 15, 1993.

(9)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 333-88369 filed with the Securities and Exchange Commission on October 4, 1999.

(10)	Incorporated by reference to Proxim, Inc.’s definitive proxy materials filed with the Securities and Exchange Commission on April 15, 1994.

(11)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 333-54390 filed with the Securities and Exchange Commission on January 26, 2001.

(12)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 33-94910 filed with the Securities and Exchange Commission on July 24, 1995.

(13)	Incorporated by reference to Proxim Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 27, 2002.

(14)	Incorporated by reference to Proxim, Inc.’s Registration Statement No. 333-54390 filed with the Securities and Exchange Commission on January 26, 2001.

(15)	Incorporated by reference to Proxim, Inc.’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(16)	Incorporated by reference to Proxim, Inc.’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.

(17)	Incorporated by reference to Proxim, Inc.’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2002.