Form 10-Q
period 2003-03-28
PROXIM CORP
filed 2003-05-12
CIK 1112263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]     No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [X]     No   [  ]

The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of March 28, 2003, was 120,335,708. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROXIM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(Unaudited)

	March 28,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$15,420	$16,535
Short-term investments	1,001	513
Accounts receivable, net	29,155	30,535
Inventory, net	39,768	36,799
Other current assets	3,005	4,657

Total current assets	88,349	89,039
Property and equipment, net	9,392	10,110
Goodwill, net	9,726	9,726
Intangible assets, net	56,426	61,926
Restricted cash and long-term investments	2,489	2,489
Other long-term assets	3,434	4,133

Total assets	$169,816	$177,423

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,998	$18,147
Accrued liabilities	17,127	16,917

Total current liabilities	37,125	35,064
Long-term debt	101	101
Restructuring accruals, long-term portion	25,565	26,579

Total liabilities	62,791	61,744

Commitments and contingencies (Notes 13 and 14)
Mandatorily redeemable convertible Preferred Stock: Series A, par value $.01; 3,000,000 shares authorized, issued and outstanding at March 28, 2003 and December 31, 2002, respectively	66,702	64,412

Stockholders’ equity:
Common stock, Class A, par value $.01; authorized 200,000,000 shares: 162,521,242 and 162,328,944 shares issued and outstanding at March 28, 2003 and December 31, 2002, respectively	1,623	1,623
Common stock, Class B, par value $.01; authorized 100,000,000 shares: no shares issued and outstanding at March 28, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	335,201	335,830
Treasury stock, at cost; 42,185,534 shares at March 28, 2003 and December 31, 2002	(21,585)	(21,585)
Notes receivable from stockholders	(898)	(898)
Accumulated deficit	(274,813)	(264,010)
Accumulated other comprehensive income	795	307

Total stockholders’ equity	40,323	51,267

Total liabilities, mandatorily redeemable convertible Preferred Stock and stockholders’ equity	$169,816	$177,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended

	March 28,	March 29,
	2003	2002

Product revenue	$34,029	$25,414
License revenue	6,000	—

Total revenue	40,029	25,414
Cost of revenue	20,928	14,662
Restructuring provision for excess and obsolete inventory	—	12,659

Gross profit (loss)	19,101	(1,907)

Operating expenses:
Research and development	7,883	4,549
Selling, general and administrative	12,095	8,750
Legal expense	3,000	—
Amortization of intangible assets	5,500	144
Amortization of deferred stock compensation	—	245
Restructuring charges	—	35,378
In-process research and development	—	4,536

Total operating expenses	28,478	53,602

Loss from operations	(9,377)	(55,509)
Interest income, net	99	131

Loss before income taxes	(9,278)	(55,378)
Income tax provision	—	3,224

Net loss	(9,278)	(58,602)
Accretion of Series A Preferred Stock redemption obligations	(1,525)	—

Net loss attributable to common stockholders	$(10,803)	$(58,602)

Net loss per share attributable to common stockholders — basic and diluted	$(0.09)	$(0.96)

Shares used to compute net loss per share — basic and diluted	120,274,000	61,275,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 28,	March 29,
	2003	2002

Cash flows from operating activities:
Net loss	$(9,278)	$(58,602)
Adjustments to reconcile net loss to net cash used in
operating activities:
Deferred tax assets	—	12,624
Depreciation and amortization	6,568	1,078
In-process research and development	—	4,536
Provision for restructuring charges	—	35,378
Restructuring provision for excess and obsolete inventory	—	12,659
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable, net	1,380	(6,712)
Inventory, net	(2,969)	(1,831)
Other assets	1,851	(8,583)
Accounts payable and accrued liabilities	1,047	4,650

Net cash used in operating activities	(1,401)	(4,803)

Cash flows from investing activities:
Purchase of property and equipment	(350)	(632)
Proceeds from repayment of loan to officer	500	—
Sale of short-term investments	—	3,146
Net cash provided by acquisitions	—	28,975

Net cash provided by investing activities	150	31,489

Cash flows from financing activities:
Proceeds from repayments of notes receivable from employees	—	20
Issuance of common stock, net	136	134

Net cash provided by financing activities	136	154

Net increase (decrease) in cash and cash equivalents	(1,115)	26,840
Cash and cash equivalents at beginning of period	16,535	16,552

Cash and cash equivalents at end of period	$15,420	$43,392

Supplemental disclosures:
Income taxes refund received	$725	$403

Non-cash transactions:
Issuance of common stock and stock options assumed in connection with acquisitions	$—	$158,589
Restructuring charges	$—	$9,892
Accretion of Series A Preferred Stock redemption obligations	$2,290	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — The Company

     Proxim Corporation (the “Company”) is the company created by the merger of Proxim, Inc. and Western Multiplex Corporation, or Western Multiplex. On March 26, 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless local area networking, or WLAN, and building-to-building network products based on radio frequency, or RF, technology and changed its name to Proxim Corporation. On August 5, 2002, the Company completed the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., or Agere, including its ORiNOCO product line. In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning from the respective dates of completion.

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

Risks and Uncertainties

     The Company depends on single or limited source suppliers for several key components used in the Company’s WLAN products. The Company depends on single sources for proprietary application specific integrated circuits, or ASICs, and assembled circuit boards for these products. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. In connection with the Company’s acquisition of Agere’s 802.11 WLAN systems business, the Company entered into a three-year strategic supply agreement with Agere, pursuant to which Agere will provide the Company with 802.11 chips, modules and cards. Other than this agreement, the Company does not have any long-term arrangements with any other suppliers.

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

     The Company believes that its existing cash balances, anticipated cash flows from operations and available borrowings under its line of credit arrangements will be sufficient to meet its anticipated capital requirements for the next 12 months, for additional risks regarding the Company’s line of credit see Note 13. If the Company has a need for additional capital resources, the Company may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products, and changes in the Company’s industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to the Company’s stockholders. In addition, failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 28, 2003, the condensed consolidated statements of operations and cash flows for the three months ended March 28, 2003 and March 29, 2002, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

     The balance sheet at December 31, 2002 has been derived from Proxim Corporation’s audited consolidated financial statements as of that date. Certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation

     The condensed consolidated financial statements include the financial statements of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three months ended March 28, 2003 and March 29, 2002 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

Note 2 — Recent Accounting Pronouncements

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

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee and further requires a guarantor to provide additional disclosures regarding guarantees. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods that end after December 15, 2002. The adoption of the disclosure provisions within this Interpretation did not have a material effect on the Company’s consolidated financial statements.

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

Note 3 — Recent Significant Business Combinations

Acquisition of the 802.11 WLAN systems business of Agere Systems, Inc.

     On August 5, 2002, the Company completed its acquisition of the 802.11 WLAN systems business of Agere, including its ORiNOCO product line, for $65.0 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A mandatorily redeemable convertible preferred stock (“Preferred Stock,” Note 11) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed Preferred Stock dividend representing the beneficial conversion feature of the Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to Common stockholders. The remaining $34.0 million was in the form of convertible notes. Upon the receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Preferred Stock and warrants to purchase approximately 5.6 million shares of Common Stock valued at approximately $1.7 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share, valued at approximately $14.0 million. The Preferred Stock and warrants issued to the investors represent approximately 25% of Proxim’s outstanding common stock on an as-converted and as-exercised basis including dividends. In addition, in connection with the transaction, the Company entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to the Company at specified prices. Total consideration of $70.0 million for the acquisition comprised:

•	$65.0 million in cash; and

•	transaction costs of approximately $5.0 million.

     The purpose of the acquisition was to gain key technology and establish a leadership position in the broadband wireless access systems market.

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

$70,000

     The liabilities assumed consisted principally of restructuring charges related to severance pay totaling $2.3 million for 55 employees, warranty expense and other current liabilities.

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

Merger with Proxim, Inc.

     On March 26, 2002, the merger between Western Multiplex Corporation and Proxim, Inc. was completed, resulting in Proxim Corporation as the combined company. The combined company provides broadband, or high speed, wireless access products to service providers, businesses and other enterprises as well as high performance WLAN products based on RF technology. The merger was accounted for as a purchase transaction with Proxim, Inc. as the purchased entity. Total consideration of $172.6 million for the merger was adjusted to $175.3 million in the third quarter of 2002 and comprised:

•	59,506,503 shares of Class A common stock valued at approximately $133.3 million;

•	options and warrants having an assumed value of approximately $25.3 million; and

•	transaction costs originally estimated at $14.0 million that were adjusted in the third quarter of 2002 to $16.7 million.

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

Pro Forma Financial Information

     The following table represents unaudited pro forma financial information for the three months ended March 29, 2002 had Proxim Corporation, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been combined as of January 1, 2002. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been a combined company during the specified period. The pro forma results include the effects of the amortization of identifiable intangible assets and adjustments to the income tax provision or benefits and accretion of Preferred Stock redemption obligations. The pro forma combined results exclude the $4.5 million charge for acquired in-process technology from Proxim, Inc. (in thousands except share data):

Three months ended
March 29, 2002

Revenue	$50,406
Net loss attributable to common stockholders	$(91,345)
Basic and diluted net loss per share attributable to common stockholders	$(0.77)

Shares used to compute basic and diluted net loss per share	118,798

Goodwill and Other Intangible Assets

     In December 2002, due to the recent significant decline in forecasted revenue and the cash flows therefrom, the Company made a complete assessment of the carrying value of all goodwill and other intangible assets in accordance with SFAS No. 142. The Company first determined the fair value of its equity to be less than the carrying value of goodwill. As such, an impairment charge was recognizable in accordance with SFAS No. 142 as of December 31, 2002. The Company then quantified the goodwill impairment as the amount by which the carrying amount of goodwill exceeded the estimated fair value of goodwill. The carrying value of goodwill determined by discounted cash flow method, totaling $138.8 million as of December 31, 2002, exceeded the estimated fair value of $9.7 million resulting in a charge for the impairment of goodwill of $129.1 million.

     Goodwill, net of impairment charge and accumulated amortization, consist of the following as of March 28, 2003 and December 31, 2002 (in thousands):

Amount

Goodwill, net:
GTI	$17,126
WirelessHome	18,775
Proxim, Inc	79,847

Amount

802.11 WLAN systems business	$23,086

Total goodwill before impairment	138,834
Less: impairment charge	(129,108)

Goodwill, net	$9,726

     Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	March 28,	December 31,
	2003	2002

Acquired intangible assets, net:
WirelessHome and other	$—	$136
Proxim, Inc	25,004	27,068
802.11 WLAN systems business	31,422	34,722

Intangible assets, net	$56,426	$61,926

     Acquired intangible assets by categories as of March 28, 2003 consist of the following (in thousands):

	Gross carrying	Accumulated
	amounts	amortization

Amortized intangible assets:
Core Technology	$26,531	$4,739
Developed Technology	29,036	9,797
Customer Relationships	8,995	1,998
Patents	3,439	950

Total	$68,001	$17,484

Unamortized intangible assets:
Tradename	$5,909

Purchased In-Process Research and Development

     Purchased in-process research and development consisted primarily of acquired technology that has not reached technological feasibility.

     The amount expensed to purchased in-process research and development in the third quarter of 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere’s 802.11 WLAN systems business. The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired in relations to the Proxim, Inc. merger. The following table summarizes the key assumptions underlying the valuation for the Company’s purchase transactions completed in 2002 (in thousands):

		Estimated Cost to	Risk-Adjusted Discount
		complete Technology	Rate for In-Process
		at	Research and
	Year	Time of Acquisition	Development

802.11 WLAN systems business	2002	$1,322	50.0%
Proxim, Inc	2002	$2,387	30.0%

     The discount rates reflect the risk of the respective technology and are representative of the implied transaction rates.

     The Company does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost saving associated with the transactions. The Company expects that products incorporating the acquired technology will be completed and begin to generate cash flows in 2003. Actual results have been consistent in all material respects, with its assumptions at the effective time of the transactions.

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

Note 4 — Balance Sheet Components

	March 28,	December 31,
	2003	2002

	(in thousands)
Investments:
Corporate bonds and time deposits	$2,489	$2,489
Equity investment in a wireless company listed in Canada	1,001	513

	3,490	3,002
Less: long-term portion	(2,489)	(2,489)

Current portion	$1,001	$513

Accounts receivable, net:
Gross accounts receivable	$54,378	$52,750
Less: deferred revenue	(15,493)	(14,715)
allowances for bad debts, sales returns and price protection	(9,730)	(7,500)

	$29,155	$30,535

Inventory, net:
Raw materials	$39,416	$37,472
Work-in-process	6,661	5,820
Finished goods	15,197	17,523
Consignment inventories	9,528	8,829

	70,802	69,644
Less: reserve for excess and obsolete inventory	(31,034)	(32,845)

	$39,768	$36,799

Property and equipment, net:
Computer and test equipment	$18,371	$18,102
Furniture and fixtures	909	890
Leasehold improvements	327	265

	19,607	19,257
Less: accumulated depreciation	(10,215)	(9,147)

	$9,392	$10,110

Goodwill, net:
Goodwill	$148,433	$148,433
Less: Impairment charge	(129,108)	(129,108)
Accumulated amortization	(9,599)	(9,599)

	$9,726	$9,726

Intangible assets, net:
Core technology	$26,531	$26,531
Developed technology	29,036	29,036
Customer relationships	8,995	8,995
Tradename	5,909	5,909
Patents	3,439	3,439

	73,910	73,910
Less: Accumulated amortization	(17,484)	(11,984)

	$56,426	$61,926

Accrued liabilities:
Restructuring accruals, current portion	$3,926	$3,871
Accrued unconditional purchase order commitments	1,509	1,509
Accrued compensation	3,803	3,921
Accrued warranty costs	1,991	2,041
Other	5,898	5,575

	$17,127	$16,917

     The following is a summary of the movements in allowance for bad debt, sales returns and price protection and product warranty costs during the three months ended March 28, 2003 (in thousands):

	Allowance for bad
	debt, sales returns	Product
	and price	warranty
	protection	costs

Balance as of December 31, 2002	$7,500	$2,041
Additional provision	2,230	—
Settlements made during the period	—	(50)

Balance as of March 28, 2003	$9,730	$1,991

Note 5 — Revenue Information and Concentration of Credit Risks:

     The Company’s products are grouped into two product lines: WWAN and WLAN product lines. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes 802.11a and ORiNOCO products and license revenue. Prior to the March 26, 2002 merger with Proxim, Inc., the Company did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc., and prior to August 5, 2002, for the ORiNOCO products acquired from Agere is not reported in the table below. Revenue information by product line is as follows (in thousands):

	Three Months Ended

	March 28,	March 29,
Product Line	2003	2002

WWAN	$16,607	$24,350
WLAN	23,422	1,064

Total revenue	$40,029	$25,414

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

	Three Months Ended

	March 28,	March 29,
Geographic Region	2003	2002

North America	$23,122	$14,132
International	16,907	11,282

Total revenue	$40,029	$25,414

     On March 17, 2003 the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross-license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company. The Company included the license revenue of $6.0 million in the WLAN product line and the North America geographic region in the above analysis. The Company recognizes license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and the collection of the related receivable is reasonable assured. Additionally, we recorded a charge of $3.0 million in the first quarter of 2003 for legal fees and other litigation-related expenses associated with this settlement and the defense of the Company’s intellectual property.

     One customer accounted for 25.7% of total revenue for the first quarter of 2002. One customer accounted for 15.0% of total revenue for the first quarter of 2003.

Note 6 — Restructuring Provision for Excess and Obsolete Inventory

     In the quarter ended March 29, 2002, the Company recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $12.7 million as part of the restructuring charge, of which $7.7 million related to excess and obsolete inventory and $5.0 million related to purchase commitments. To mitigate the component supply constraints that have existed in the past, the Company had built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

     Due to these factors, inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during three months ended March 28, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Inventory scrapped	(1,811)

Balance as of March 28, 2003	$31,034

Note 7 — Restructuring Charges

     Prior to the Company’s adoption of SFAS No. 146 on January 1, 2003, the Company accounted for restructuring charges under the provisions of Emerging Issues Task Force (“EITF”) No. 94-3“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin (“SAB”) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

     During the year ended December 31, 2002, the Company recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges include $40.8 million of cash provisions, which include severance of $7.4 million for 194 employees, $33.1 million for future lease commitments, net of estimated future sublease receipts, and exit costs related to the closure of four facilities, $0.3 related to consulting fees. The charge also includes $2.4 million of non-cash provisions related to fixed assets that will no longer be used at the facilities. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual costs for closures of facilities could exceed the original estimate of $33.1 million.

     The following table summarizes the restructuring activities in 2002 and the three months ended March 28, 2003 (in thousands):

	Severance	Facilities	Other	Total

Balance as of December 31, 2001	$198	$52	$180	$430
Reclassifications among categories	—	180	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	1,066
Provision charged to operations	7,395	33,080	2,702	43,177
Non-cash charges utilized	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	30,450
Cash payments	—	(959)	—	(959)

Balance as of March 28, 2003	$—	$29,491	$—	$29,491

Note 8 — Income Taxes

     The income tax provision for the three months ended March 29, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred, there is significant uncertainty whether a benefit of the deferred tax assets would be realized. The Company will carry back losses to prior years and claim income tax refunds totaling $10.4 million, of which $8.7 million was received through March 28, 2003. Accordingly, the Company believes that it is necessary to establish a full valuation allowance of approximately $11.3 million, of which $1.3 million was reversed against additional paid-in capital.

Note 9 — Loss Per Share Attributable to Common Stockholders

     Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic earnings per share under SFAS No. 128 were computed using the weighted average number of shares outstanding of 120,274,000 and 61,275,000 for the three months ended March 28, 2003 and March 29, 2002, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. For the three months ended March 28, 2003 and March 29, 2002, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 10 — Comprehensive Loss

     The total comprehensive loss for the three months ended March 28, 2003 and March 29, 2002 are as follows (in thousands):

	Three Months Ended

	March 28,	March 29,
	2003	2002

Net loss attributable to common stockholders	$(10,803)	$(58,602)
Unrealized gain (loss) on investments	488	(44)

Total comprehensive loss	$(10,315)	$(58,646)

Note 11 — Mandatorily Redeemable Convertible Preferred Stock

     Mandatorily Redeemable Convertible Preferred Stock, or Preferred Stock, at March 28, 2003 consists of the following:

				Total number of
				shares of
				Common Stock
			Liquidation	Issuable upon
	Authorized	Outstanding	Preference	Conversion

Series A	3,000,000	3,000,000	$78,000,000	25,524,395

     In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Brodview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our Common Stock valued at approximately $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of the Company’s Common Stock.

     Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock value at approximately $1.7 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share value at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represent approximately 25% of the Company’s outstanding Common Stock on an as-converted and as-exercised basis as of March 28, 2003. In summary, the issuance of

Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded as follows (in thousands):

			Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	2,290	(765)	(1,525)

Balance as of March 28, 2003	$—	$66,702	$14,922	$(6,155)

Note 12 — Deferred stock compensation

Pro forma fair value disclosure under SFAS No. 123 and 148

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-based Compensation, Transition and Disclosure,” the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

     The weighted average estimated grant date fair value, as defined by SFAS No.123, for stock options granted under its stock option plans during the quarter ended March 28, 2003 and March 29, 2002 was $0.60 and $2.51 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the quarter ended March 28, 2003 and March 29, 2002 was $1.26 and $2.30 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are used in the estimated grant date fair value calculations for its stock option and purchase awards:

	Three Months Ended

	March 28,	March 29,
	2003	2002

Risk-free interest rate	3.12%	4.46%
Average expected life of option	4 years	4 years
Dividend yield	0%	0%
Volatility of common stock	1.32	1.18

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been (in thousands, except per share data):

	Three Months Ended

	March 28,	March 29,
	2003	2002

Net loss:
Net loss attributed to common stockholders as reported	$(10,803)	$(58,602)
Less: Stock-based compensation expense determined under fair value method	(4,554)	(13,794)

Pro forma net loss attributed to common stockholders	$(15,357)	$(72,396)

	Three Months Ended

	March 28,	March 29,
	2003	2002

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(0.09)	$(0.96)
Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(0.13)	$(1.19)

     The pro forma effect on net loss and net loss per share for the quarter ended March 28, 2003 and March 29, 2002 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Note 13 — Commitments and Contingencies

     The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at March 28, 2003 were as follows (in thousands):

Nine months ending December 31, 2003	$7,113
Year ending December 31:
2004	10,051
2005	9,938
2006	8,791
2007	8,477
Thereafter	19,181

Total minimum lease payments	$63,551

     For the year ended December 31, 2002 the Company recorded a restructuring charge relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts, of $34.3 million, was included in the above disclosures.

     In December 2002, the Company entered into a secured credit facility, and then subsequently amended the credit facility in March 2003. Under the secured credit facility the Company can borrow up to $20.0 million pursuant to a revolving loan which will mature on April 1, 2004. The amount that the Company may borrow under the secured credit facility (“Line of Credit”) is determined by a borrowing base equal to 80% of eligible accounts receivable from account debtors who are not distributors plus 50% of eligible accounts receivable from account debtors who are distributors. If the outstanding principal amount of the loan exceeds the Company’s borrowing base from time to time, the Company will be required to immediately pay to the lender such excess. The Company is required to comply with financial covenants that limit its maximum quarterly adjusted net loss and require that it maintains unrestricted cash balances on deposit at the lender in an amount not less than the outstanding principal balance under the Line of Credit plus $7.5 million until December 31, 2003, increasing to $10.0 million beginning January 1, 2004. If the Company fails to comply with these financial covenants, the lender will be entitled to assume collection of the Company’s accounts receivable and the Company will be required to meet a minimum tangible net worth requirement and certain other terms of the facility will change. Obligations under the Line of Credit are secured by a security interest on substantially all of the assets of the Company, except for intellectual property. If the Company breaches the financial covenants, obligations under the Line of Credit will also be secured by a security interest on its intellectual property.

     The Line of Credit requires the consent of the Company’s lender in order to incur debt, grant liens, make acquisitions or merge, make certain restricted payments and sell assets. The events of default under the secured credit facility include the failure to pay amounts due, including principal and interest, within three days after it becomes due, failure to observe or perform covenants (subject to grace periods in certain cases), bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business.

     The Company is seeking to renegotiate a material lease on a building in Sunnyvale, California that is in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling over $29 million through the term of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease are substantially greater than the current local market lease rates and this unused space represents a negative cash flow of approximately $800,000 per quarter. The Company has not been able to sublease the building since it was vacated in July 2002.

     To date, the building owner has not been responsive to the Company’s requests to renegotiate the lease. Since November 2002, the Company has ceased making direct lease payments and the building owner has been utilizing the Company’s cash security deposits to cover the monthly payments. The building owner could elect to stop using the Company’s security deposits for this purpose at any time, and the lease further obligates the Company to replenish the security deposits. These deposits, supplemented by a letter of credit, however, could cover lease rent payments until December 2003. The building owner also has the option to terminate the remaining rent under the lease and sue the Company for the net present value of the lease less the present value of the amount for which the Company shows the building owner could have leased the building to another party, plus the building owner s releasing costs. The building owner has notified the Company of its defaults, but has not elected to terminate the lease at this time. Instead, the building owner has threatened legal action to force the Company to directly pay the monthly rent since November 2002, as well as interest and penalties. Accordingly, the Company has an opportunity to cure its breach by restoring the security deposits as required by the lease, paying interest and penalties, and remaining current on future rent obligations under the lease. In the event that the building owner were to terminate the lease and sue the Company for breach, it would be in breach of its Line of Credit, and its borrowing rights could be limited or terminated. In this event, the Company would not have enough cash available to meet the potential damages sought under the lease, and the Company could be required to seek protection from the bankruptcy courts. At this time, the Company cannot determine whether the building owner is willing to renegotiate the current lease or will pursue remedies through the courts.

Note 14 — Legal Proceedings

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

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company, see Note 5 to the condensed consolidated financial statements for details.

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

Note 15 — Supplemental Cash Flow Data

     The Company acquired cash of $28,975,000 in connection with its merger with Proxim, Inc. in the first quarter ended March 29, 2002, described below (in thousands):

Three months ended
March 29, 2002

Purchase price	$172,589
Common stock issued	(158,589)
Accrued transactions costs	(7,014)

Cash paid	6,986
Less: cash acquired	(35,961)

Net cash received from business combinations	$(28,975)

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

Overview

     Proxim Corporation is the company created by the March 26, 2002 merger of Proxim, Inc. and Western Multiplex Corporation. In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning on the respective dates of completion.

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

     On August 5, 2002, we completed our acquisition of the 802.11 WLAN systems business of Agere Systems, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A mandatorily redeemable convertible preferred stock (“Preferred Stock”) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of common stock valued at approximately $12.3 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Preferred Stock of approximately $2.7 million was reflected in the determination of the loss attributable to common stockholders. The investors were also issued $34.0 million of convertible notes. Upon the receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Preferred Stock and warrants to purchase approximately 5.6 million shares of common stock valued at approximately $1.6 million. The value of the warrants were recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of common stock for approximately $3.06 per share valued at approximately $14.0 million. The Preferred Stock and warrants issued to the investors represent approximately 25% of our outstanding common stock on an as-converted and as-exercised basis including dividends. In addition, in connection with the transaction, we entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and have entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to us at specified prices.

     The financial statements include the results of acquired subsidiaries from their respective dates of acquisition.

     Revenue. We generate revenue primarily from the sale of our Lynx and Tsunami systems for our WWAN product line, and the sale of 802.11a standards based products, acquired in the Proxim, Inc. acquisition, and ORiNOCO products acquired from Agere, for our WLAN product line. We introduced the Tsunami products during the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value-added resellers and system integrators. Shipments to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs. Product revenue on shipments to distributors for both WWAN and WLAN products which have rights of return and price protection is deferred until shipment to the end customers by the distributors.

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

     Revenue consists of product revenues, reduced by estimated sales returns and allowances, and license revenue related to the settlement of outstanding patent litigation in the first quarter of 2003. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

     Our sales force focuses on key strategic accounts and also develops relationships with end users that purchase our products through distributors and value-added resellers. Distributors sell our products to end users, and value-added resellers not only sell our products to end users, but also assist end users in network design, installation and testing. We market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Additionally, we sell directly to OEM customers. We sell both design-in products for integration into their wireless computing platforms and branded products as private label models. Any significant decline in direct sales to end users or in sales to our distributors or value-added resellers, or the loss of any of our distributors, value-added resellers or OEM customers, could materially adversely affect our revenue.

     During 2002, we sold our products to approximately 170 customers in 45 countries. International sales accounted for approximately 42% and 38% of our total revenue in the three months ended March 28, 2003 and the year ended December 31, 2002, respectively. We expect international sales to vary but remain significant as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not directly exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks, which are more fully described herein, include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

     As we have increased sales through our distributors and value-added resellers beginning from the quarter ended March 29, 2002, we have experienced a decline in the average selling prices of our products. This is because the prices of the products that we sell indirectly through distributors and value-added resellers are typically lower than the prices of the products we sell directly through our sales force to end users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. These newer products have higher prices than our older products. Our international sales also have lower average selling prices when compared to our United States and Canadian selling prices. This is primarily due to our higher reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. If indirect sales and sales in our international markets increase, we would expect that our average selling prices to further decline.

     Cost of revenue. Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers and original design manufacturers, customer service and warranty costs and the provision for excess and obsolete invetnory. We currently outsource the majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration. We expect to realize lower per unit product costs as we continue to outsource more of our in-house manufacturing as well as have our products produced at lower cost off-shore locations. However, we cannot assure you when or if cost reductions will occur. The failure to achieve these cost reductions could materially adversely affect our gross margins and operating results.

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

     Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain highly skilled and qualified business and technical personnel. Prior to our initial public offering, we recorded deferred stock compensation on certain options for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount was included as a reduction of stockholders’ equity and was amortized by charges to operations over the vesting period. The amortization expense related to options awarded to employees in all operating expense categories. As of December 31, 2002, all deferred stock compensation was amortized, and accordingly, no amortization is required subsequent to December 31, 2002.

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

Revenue Recognition

     Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors with rights of return upon shipment by the distributors to the end user customer. Formerly, we recognized revenue for sales of WWAN products to distributors with rights of return upon shipment to the distributor and provide reserves for the estimated amount of product returns. The combination of the changes resulting from the then-proposed acquisition of the Agere System’s 802.11 WLAN business and the adoption of one uniform method was consistent with our plans to sell bundled and integrated WLAN and WWAN products as we have been using this methodology on our WLAN products following the merger with Proxim, Inc. on March 26, 2002. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Deferred gross profit on these distributors sales at March 28, 2003 was $6.0 million. In addition to the deferral of product revenue, we reported accounts receivable net of deferred revenue and carried the value of the related products as consigned inventory. As of March 28, 2003, accounts receivable was reduced by $15.5 million to $29.2 million and we recorded consigned inventory of $9.5 million which increased total inventory to $39.8 million.

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

Patent Litigation and Infringement Costs

     We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of March 28, 2003 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

     The following table provides results of operations data as a percentage of revenue for the periods presented:

	Three Months Ended

	March 28,	March 29,
	2003	2002

Product revenue	85.0%	100.0%
License revenue	15.0	—

Total revenue	100.0	100.0
Cost of revenue	52.3	57.7
Restructuring provision for excess and obsolete inventory	—	49.8

Gross profit (loss)	47.7	(7.5)

Operating expenses:
Research and development	19.7	17.9
Selling, general and administrative	30.2	34.4
Legal expense	7.5	—
Amortization of intangible assets	13.7	0.6
Amortization of deferred stock compensation	—	1.0
Restructuring charges	—	139.2
In-process research and development	—	17.8

Total operating expenses	71.1	210.9
Loss from operations	(23.4)	(218.4)
Interest income, net	0.2	0.5

Loss before income taxes	(23.2)	(217.9)
Income tax provision	—	12.7

Net loss	(23.2)	(230.6)
Accretion of Series A Preferred Stock redemption obligations	(3.8)	—

Net loss attributable to common stockholders	(27.0)%	(230.6)%

Comparison of the Three Months Ended March 28, 2003 and March 29, 2002

Revenue

     We classify our products into two product lines: Wireless Wide Area Network, or WWAN, product line, and; Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes 802.11a and ORiNOCO products and license revenue of $6 million related to the settlement agreement with Intersil. Prior to the March 26, 2002 merger with Proxim, Inc., the Company did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below.

     Revenue information by product line is as follows (in thousands):

	Three Months Ended

	March 28,	December 31,	March 29,
Product Line	2003	2002	2002

WWAN	$16,607	$26,156	$24,350
WLAN	23,422	23,795	1,064

Total revenue	$40,029	$49,951	$25,414

     We sell our products worldwide through a direct sales force, independent distributors, and value-added resellers. We currently operate in two geographic regions: North America and International. Revenue outside of the North America is primarily export sales denominated in United States dollars. Disaggregated financial information regarding our revenue by geographic region is as follows (in thousands):

	Three Months Ended

	March 28,	December 31,	March 29,
Geographic Region	2003	2002	2002

North America	$23,122	$33,199	$14,132
International	16,907	16,752	11,282

Total revenue	$40,029	$49,951	$25,414

     Revenue increased 57.5% from $25.4 million in the first quarter of 2002 to $40.0 million in the first quarter of 2003. Revenue increased primarily due to the contribution of sales of WLAN products sales totaling $16.4 million acquired in both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the ORiNOCO product line from Agere on August 5, 2002, and the license revenue of $6.0 million from the Intersil settlement, see Note 5 and 14 to the condensed consolidated financial statements for details. This was partially offset by a decrease in WWAN product sales of $7.7 million due to the impact of the weak U. S. economy compounded by war-delayed purchasing decisions.

     Revenue decreased 19.9% from $50.0 million in the three months ended December 31, 2002 to $40.0 million in the three months ended March 28, 2003. Revenue decreased primarily due to the decrease in WWAN and WLAN product sales of $15.9 million due to the impact of the weak U. S. economy compounded by war-delayed purchasing and partially offset by the $6.0 million settlement with Intersil related to license revenue.

Cost of revenue

     Cost of revenue increased 42.7% from $14.7 million in the first quarter 2002 to $20.9 million in the first quarter of 2003. As a percentage of revenue, cost of revenue decreased from 57.7% in the first quarter of 2002 to 52.3% in the first quarter of 2003. Included in revenue in the first quarter of 2003 was the $6.0 million settlement with Intersil related to license revenue. Excluding license revenue as a percentage of product revenue, non-GAAP cost of revenue increased from 57.7% in the first quarter of 2002 to 61.5% in the first quarter of 2003. The increase in cost of revenue as a percentage of product revenue for the first quarter of 2003 compared to the first quarter of 2002 was primarily attributable to the contribution of sales from WLAN products acquired in both the merger with Proxim, Inc. and the acquisition of the 802.11 WLAN systems business from Agere Systems. WLAN products generally carry lower gross margins as a percentage of revenue than WWAN products.

Restructuring provision for excess and obsolete inventory

     We recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $12.7 million in the first quarter of 2002 as part of our restructuring charge, of which $7.7 million related to excess and obsolete inventory and $5.0 million related to purchase commitments. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

     The following is a summary of the movements in the reserve for excess and obsolete inventory for the three months ended March 28, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Inventory scrapped	(1,811)

Balance as of March 28, 2003	$31,034

Research and development

     Research and development expenses increased 73.3% from $4.5 million in the first quarter of 2002 to $7.9 million in the first quarter of 2003. The increases in research and development expense was primarily attributable to the cost of increased personnel, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expense increased from 17.9% in the first quarter of 2002 to 19.7% in the first quarter of 2003. The percentage increase was primarily due to increased personnel expenses.

Selling, general and administrative

     Selling, general and administrative expenses increased 38.2% from $8.8 million in the first quarter of 2002 to $12.1 million in the first quarter of 2003. The increase in selling, general and administrative expense was primarily attributable to increases in sales and marketing personnel expenses, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, advertising, tradeshow, and public relations expenses. As a percentage of revenue, selling, general and administrative expenses decreased from 34.4% in the first quarter of 2002 to 30.2% in the first quarter of 2003. The percentage decrease was primarily due to an increase in revenue offset by increased personnel and program expenses.

Amortization of intangible assets

     Amortization of intangible assets increased from $144,000 in the first quarter of 2002 to $5.5 million in the first quarter of 2003. Amortization of intangible assets increased primarily due to the intangible assets acquired from both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the 802.11 WLAN systems business of Agere on August 5, 2002.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation was $245,000 in the first quarter of 2002. All deferred stock compensation was amortized in 2002 and accordingly no amortization of deferred stock compensation was recorded in the quarter ended March 28, 2003.

Restructuring charges

     During 2002, we recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges included $40.8 million of cash provisions, which included severance of $7.4 million for 194 employees, $33.1 million related to excess facilities and for future lease commitments and exit costs related to the closure of four facilities and $0.3 related to consulting fees. The charge also included $2.4 million of non-cash provisions related to fixed assets that will no longer be used at the facilities.

     No restructuring charges were recorded in the quarter ended March 28, 2003. However, as a result of the reduced demand for our products during the first quarter of 2003 and the limited business visibility, we are planning to take actions to reduce our operating expenses during the second quarter of 2003, and decrease our quarterly revenue breakeven point. Management is also reviewing the revenue outlook for the second and third quarters of 2003, including the expected product mix and gross margins, and evaluating alternative expense savings measures in an effort to return us to profitability during these periods. This review, evaluation and implementation will be completed by the second quarter of 2003 and in accordance with SFAS No. 146 will result in a significant restructuring charge related primarily to severance payments and closure of certain facilities.

     The following table summarizes the restructuring activities in 2002 and the three months ended March 28, 2003 (in thousands):

	Severances	Facilities	Other	Total

Balance as of December 31, 2001	$198	$52	$180	$430
Reclassifications among categories	—	180	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	1,066
Provision charged to operations	7,395	33,080	2,702	43,177
Non-cash charges utilized	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	30,450
Cash payments	—	(959)	—	(959)

Balance as of March 28, 2003	$—	$29,491	$—	$29,491

In-process research and development

     The amount expensed to purchased in-process research and development, or IPR&D, in the first quarter of 2002 related to 802.11a and HomeRF 2.0 WLAN products in development by Proxim, Inc. at the time of the merger, which had not yet reached technological feasibility and had no alternative future use. As of the valuation date, Proxim, Inc. was developing 802.11a WLAN adapter in PCI and Mini PCI form factors and a connectorized access point along with HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products are under development and require additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition. No IPR&D charges were recorded in the quarter ended March 28, 2003.

Interest income, net

     Interest income, net, decreased from $131,000 in the first quarter of 2002 to $99,000 in the first quarter of 2003 due to lower applicable return rates and lower cash and investments balances.

Income tax provision

     The income tax provision for the three months ended March 29, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. As a result of the losses incurred there is significant uncertainty whether a benefit from the deferred tax assets will be realized. Our ability to carry back losses to prior years has allowed us to claim income tax refunds totaling $10.4 million, of which $8.7 million was received through March 28, 2003. Accordingly, we believe that it is necessary to establish a full valuation allowance of $11.3 million for our deferred tax assets.

Accretion of Series A Preferred Stock redemption obligations

     The accretion of Series A Preferred Stock represents the quarterly adjustments to the carrying value of the Preferred Stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $1.1 million from $16.5 million at December 31, 2002 to $15.4 million at March 28, 2003. Cash and cash equivalents increased by $26.8 million from $16.6 million at December 31, 2001 to $43.4 million at March 29, 2002

     Net cash used in operating activities was $0.9 million for three months ended March 28, 2003, primarily due to the net loss after the effect of non-cash charges and an increase in inventory, partially offset by a decrease in accounts receivable and other assets, and an increase in accounts payable and accrued liabilities. Net cash used in operating activities was $4.8 million in the three months ended March 29, 2002 primarily due to net loss after the effect of non cash charges, an increase in inventories, accounts receivable and other assets, partially offset by an increase in accounts payable and accrued liabilities.

     Net cash used in investing activities was $350,000 in the three months ended March 28, 2003 which represents capital spending. Net cash provided by investing activities was $31.5 million in the three months ended March 29, 2002 due to $29.0 million in cash provided by merger with Proxim, Inc. and $3.1 million in net proceeds from the sale of investment securities partially offset by $0.6 million in capital spending.

     Net cash provided by financing activities was $136,000 in the three months ended March 28, 2003 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases. Net cash provided by financing activities was $154,000 in the three months ended March 29, 2002 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases and proceeds of notes receivable.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through November 2010, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of March 28, 2003, were as follows (in thousands):

	Payments due by period

	Total amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years

Operating leases	$63,551	$7,113	$10,051	$9,938	$36,449
Purchase order commitments	1,509	1,509	—	—	—
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899

	$171,959	$8,622	$10,051	$9,938	$143,348

     For the year ended December 31, 2002, we recorded a restructuring charge related to the committed future lease payments for closed facilities, net of estimated future sublease receipts of $34.3 million was included in the above disclosures. As of March 28, 2003, we had unconditional purchase order commitments of $1.5 million for excess and obsolete inventory, which were included as accrued liabilities.

     We are required to redeem all outstanding shares of Series A Preferred Stock for cash in August 2007 if they have not yet been previously converted into Common Stock.

     In December 2002, we entered into a secured credit facility, and we subsequently amended the credit facility in March 2003. Under the secured credit facility we can borrow up to $20.0 million pursuant to a revolving loan which will mature on April 1, 2004. The amount that we may borrow under the secured credit facility is determined by a borrowing base equal to 80% of eligible accounts receivable from account debtors who are not distributors plus 50% of eligible accounts receivable from account debtors who are distributors. If the outstanding principal amount of the loan exceeds our borrowing base from time to time, we will be required to immediately pay to the lender such excess. We are required to comply with financial covenants that limit our maximum quarterly adjusted net loss and require that we maintain unrestricted cash balances on deposit at the lender in an amount not less than the outstanding principal balance under the credit facility plus $7.5 million until December 31, 2003, increasing to $10 million beginning January 1, 2004. If we fail to comply with these financial covenants, the lender will be entitled to assume collection of our accounts receivable and we will be required to meet a minimum tangible net worth requirement and certain other terms of the facility will change. Obligations under the secured credit facility are collaterized by a security interest in substantially all of the assets of Proxim, except for intellectual property. If we breach the financial covenants, obligations under the secured credit facility will also be secured by a security interest on our intellectual property. As of March 28, 2003 we failed to comply the our financial covenants and if we draw on the line the lender is entitled to assume collection of our accounts receivable and the secured credit facility will now be secured by our intellectual property.

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

     We have taken steps to reduce our expenses from operations by decreasing research and development and general and administrative expenses in order to begin generating cash flow from operations in 2003. These steps were taken in October 2002, and we recorded approximately $1.9 million of restructuring charges related primarily to severance payments in the fourth quarter of 2002.

     As a result of the reduced demand for our products during the first quarter of 2003 and the limited business visibility, we are planning to take further actions to reduce our operating expenses during the second quarter of 2003, and decrease our quarterly revenue breakeven point. We plan to record significant restructuring charge in the second quarter of 2003 primarily related to severance payments and closure of certain facilities. Additionally, we will restructure our domestic sales organization to focus on WLAN and WWAN sales and we plan to reduce consignment inventories held by distributors by implementing varies sales promotions within the sales channel.

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

     There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by us. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Proxim, as well as factors beyond our control, including the continued weakness of the wireless communications industry, volatility and uncertainty in the capital markets, our ability to remain listed on the Nasdaq National Market, our ability to pay obligations as they become due, as well as increased market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism. In addition, recent uncertainty associated with international epidemics of severe acute respiratory syndrome, or SARS, has adversely affected economic conditions. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No.146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result, would not have any impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee and further requires a guarantor to provide additional disclosures regarding guarantees. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods that end after December 15, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this Interpretation will have no material impact on our consolidated financial statements.

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

     We will need to continue to overcome significant ongoing challenges in order to realize any benefits or synergies from our merger with Proxim, Inc. and our acquisition of the 802.11 WLAN systems business of Agere, including Agere’s ORiNOCO product line. Such challenges include the timely, efficient and successful execution of a number of post-transaction events, including:

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

     As a result of the merger between Proxim, Inc. and Western Multiplex, and the acquisition of Agere Systems’ 802.11 WLAN systems business during 2002, we identified a requirement to consolidate and integrate our management information systems. We are implementing a new enterprise resource planning and financial accounting and planning system during the second quarter of 2003, and integrating this new system with our customer relationship management system and our product management system, as well as creating electronic interfaces to certain supply chain partners’ information systems and certain customers’ information systems. Implementation of the new management information system, including the integration with other systems is a very complex process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Delays or errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with our merger with Proxim, Inc. or our acquisition of Agere’s 802.11 WLAN systems business.

We are not profitable and may not be profitable in the future.

     We had a $244.5 million and $10.8 million net loss attributable to holders of our Common Stock for the year ended December 31, 2002 and the three months ended March 28, 2003, respectively. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and the Agere 802.11 WLAN systems business we acquired in producing many of their products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

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

     The market price of our Common Stock declined following our acquisitions in 2002 and may further decline as a result of these transactions for a number of reasons, including if:

•	the integration of these businesses is not completed in a timely and efficient manner;

•	the combined company does not achieve the perceived benefits of these transactions as rapidly or to the extent anticipated by financial analysts, industry analysts or investors; or

•	the effect of these transactions on our financial results is not consistent with the expectations of financial analysts, industry analysts or investors.

     In this regard, our financial results for the third quarter of 2002 did not meet the expectations of financial analysts and the market price of our Common Stock declined.

Our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 WLAN systems business may adversely affect our financial results.

     We incurred transaction costs of approximately $16.7 million in connection with our merger with Proxim, Inc. and approximately $5 million in connection with the Agere asset purchase. If the benefits of these transactions do not exceed the associated costs, including costs associated with integrating these businesses and dilution to our stockholders resulting from the issuance of shares in connection with the merger and the asset purchase and related financing, our financial results, including earnings per share, could be materially harmed. As a result of the reduced demand for our products during the first quarter of 2003 and the limited business visibility, we are planning to take further actions to reduce our operating expenses during the second quarter of 2003, and decrease our quarterly revenue breakeven point. We plan to record significant restructuring charge in the second quarter of 2003 primarily related to severance payments and closure of certain facilities. Additionally, we will restructure our domestic sales organization to focus on WLAN and WWAN sales and we plan to reduce consignment inventories held by distributors by implementing varies sales promotions within the sales channel.

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

     Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	our ability to successfully manage the integration of operations;

•	the sell-through rate of our ORiNOCO products (acquired in our acquisition of Agere’s 802.11 WLAN systems business) through consumer retail channels;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g, IEEE 802.16 or Bluetooth specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint systems;

•	our ability to effectively manage product transitions from one generation of product platforms to newer product platform designs, including inventories on hand, product certifications, and customer transitions;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

     Historically, Proxim, Inc., Western Multiplex and the 802.11 WLAN system business do not operate with a significant order backlog and a substantial portion of their revenues in any quarter are derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, we did not achieve our revenue targets in the third quarter of 2002 and the first quarter of 2003, and we incurred a net loss attributable to the holders of our Common Stock of $35.1 million and $10.8 in the third quarter of 2002 and the first quarter of 2003, respectively.

We have adopted a uniform sell-through method of revenue recognition that may result in greater variability in our revenue recognition and therefore increased fluctuations in our operating results.

     Effective at the beginning of the third quarter of 2002, we adopted a uniform sell-through revenue recognition methodology for products that are sold through distribution channels with rights of return under accounting principles generally accepted in the United States of America. After the merger of Proxim, Inc. and Western Multiplex, we maintained the historical revenue recognition methods used by the two companies prior to the merger for the respective product lines: a sell-through method for our WLAN, products, and a sell-in method for our WWAN products. We have adopted the sell-through method on a uniform basis because, following the acquisition of Agere’s 802.11 WLAN systems business, which also uses the sell-through method, the WLAN business is expected to represent more than half of Proxim’s revenues, and adopting one uniform method is consistent with the Company’s plans to sell bundled and integrated WLAN and WWAN products. The adoption of the sell-through method of revenue recognition for WWAN products could result in greater variability in our revenue recognition, and, therefore, increased fluctuations in our operating results, because sell-through shipments to customers may not be as predictable as sell-in shipments to distributors.

Our operating results have been, and could further be, adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the merger and the Agere asset purchase.

     In accordance with generally accepted accounting principles, we accounted for our merger with Proxim, Inc. and the Agere asset purchase using the purchase method of accounting. Under the purchase method of accounting, we have recorded the market value of our Common Stock issued in connection with the business combination with Proxim, Inc. and the Agere asset purchase, the Common Stock that became options to purchase Proxim Corporation Common Stock and the amount of direct transaction costs as the cost of combining with Proxim, Inc. and the Agere asset purchase. We have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets are required to be amortized prospectively over their estimated useful lives. Any excess of the purchase price over those fair market values has been accounted for as goodwill. We are not required to amortize goodwill against income but goodwill and other non-amortizable intangible assets will be subject to periodic reviews for impairment.

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

     The potential for sales of substantial amounts of our Common Stock into the public market may adversely affect the market price of our Common Stock. To finance our acquisition of Agere’s 802.11 WLAN systems business, we entered into a securities purchase agreement with Warburg Pincus and Broadview Capital, who agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our Common Stock valued at approximately $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of our Common Stock. The remaining $34.0 million of the funding for the acquisition was in the form of convertible notes. Upon receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and we granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock valued at $1.7 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share. The Series A Preferred Stock and warrants issued to the investors represent approximately 25% of our outstanding Common Stock on an as-converted and as-exercised basis as of December 31, 2002. The initial liquidation preference of $25.00 per share attributable to the Series A Preferred Stock bears interest at an annual rate of 8% through the third anniversary of the date of issuance, resulting in an increase in the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock over time, to an aggregate of approximately 31.1 million. We agreed to file a registration statement with the Securities and Exchange Commission to register this Common Stock. Upon the effectiveness of the registration statement, the investors will have the right to resell the Common Stock.

     In addition, approximately 32.1 million of our outstanding shares of Common Stock are held by affiliates of Ripplewood Investments L.L.C. and an aggregate of approximately 6.0 million of our outstanding shares of Common Stock are held by Jonathan Zakin, who is our Chairman, and his affiliates. The shares of Common Stock held by these stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act and are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144 or in a registered offering. In the event that the affiliates of Ripplewood Investments L.L.C. distribute shares that they hold to their members and partners that are not affiliates of the Company, those distributed shares could be immediately sold without regard to any volume limitations. In connection with the execution of the merger agreement between Proxim, Inc., Western Multiplex and certain other parties, the affiliates of Ripplewood Investments L.L.C. that now hold shares of Proxim Corporation Common Stock entered into a stockholders’ agreement that set limitations on their ability to transfer their shares, including distributions to members and partners, for a limited period of time and provided registration rights with respect to their shares. In exchange for a voting agreement in connection with the Agere asset purchase, and effective as of August 27, 2002, we released the affiliates of Ripplewood Investments L.L.C. from the resale restrictions set forth in such stockholders’ agreement. If affiliates of Ripplewood Investments L.L.C. distribute all or a significant number of our shares, the market price of our Common Stock may decline significantly.

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

     The IEEE is evaluating a number of improvements and enhancements to the 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. The 802.11g proposal is a high speed extension of 802.11b, offering up to 54 Mbps of throughput, that is expected to be approved during 2003 and commercial products are expected to be available in 2003. Certain competitors are shipping “pre-standard” versions of 802.11g products. In addition, we have begun commercial shipment of dual-band adapters that comply with both the 802.11b and the 802.11a standards and we plan to ship a new dual-band 802.11a, b and g WLAN solution in the second quarter of 2003 that complies with the 802.11b and the 802.11a standards and the 802.11g draft standard. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation.

     In January 2003, the IEEE ratified a new WWAN standard designated as 802.16. This new standard specifies a common broadband wireless access platform for WWAN point-to-multipoint devices. In April 2003, we joined the newly expanded Worldwide Interoperability for Microwave Access Forum, or WiMAX Forum, as a principal member and obtained a seat on the board of directors. The WiMAX Forum is a nonprofit corporation formed to promote and certify the compatibility and interoperability of WWAN point-to-multipoint devices using the IEEE 802.16 specifications.

     Given the emerging nature of the WLAN and WWAN markets, there can be no assurance that the products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development.

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

     During the year ended December 31, 2002, international sales accounted for approximately 38% of our total sales. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24% and 33% of total revenue during the calendar years 2001 and 2000, respectively. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33% and 18% of total revenue during the calendar years 2001 and 2000, respectively. Agere’s sales of its ORiNOCO products included sales to a number of international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

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

     Uncertainties and heightened security associated with the aftermath of war in Iraq and the ongoing war on terrorism may continue to adversely affect domestic and international demand for our products, result in a further deterioration of global economic conditions, and increase shipment times and costs for our products.

     The economic uncertainty resulting from hostilities in Iraq may continue to negatively impact consumer and business confidence. The continued worsening of the U.S. economy has caused and may continue to cause U.S. businesses to slow spending on products and to delay sales cycles. Similarly, a continued worsening in the global economy could cause foreign businesses to slow or halt spending on our products. We manufacture a substantial portion of our products outside the U.S., and we may experience delays in the delivery of our products or increased shipping costs as a result of increased security measures. This economic uncertainty may make it more difficult to continue to implement our business strategy and could adversely impact future operating results.

The outbreak of SARS may negatively impact our operations and operating results, given the importance of our business presence in Asia.

     The recent outbreak of severe acute respiratory syndrome (SARS) that began in Asia and has since spread to Canada and other areas of the world could have a negative impact on our operations and operating results. In particular, we have major third party contract manufacturers, component parts suppliers, customers and sales personnel located in the affected areas of Asia, and our normal operating processes could be hindered by a number of SARS-related factors, including but not limited to:

•	disruptions in the ability of our third-party contract manufacturers located in affected locations to deliver products to us and our customers in a timely and efficient manner;

•	disruptions in the ability of our third party component parts suppliers located in affected locations including their ability to deliver parts to us and our contract manufacturers in a timely and efficient manner;

•	disruptions in the introduction of planned new product releases;

•	disruptions to our sales activities and order flows in affected locations;

•	disruptions to our customers’ operations, demand for products and funding in affected locations; and

•	reduced or restricted business travel between ourselves, customers, contract manufacturers and suppliers.

     If the number of cases continues to rise or spread to other areas or travel and shipping restriction are imposed, our business, financial condition, operating results and cash flows could be materially and adversely harmed.

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

     A limited number of OEM customers may contribute a significant percentage of our revenue. Sales to one Proxim, Inc. customer in calendar year 2000 represented approximately 12% of total revenue. Agere’s sales of its ORiNOCO products included sales to OEM customers. We expect that sales to a limited number of OEM customers will continue to account for a significant portion of our revenue for the foreseeable future. Proxim, Inc. also experienced quarter-to-quarter variability in sales to each of its major OEM customers. Sales of many of Proxim, Inc.’s wireless networking products depended upon the decision of a prospective OEM customer to develop and market wireless solutions that incorporated Proxim, Inc.’s wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

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

     Our cash and investment balance declined by $11.3 million in the fourth quarter of 2002 and further declined by $0.6 million during the quarter ended March 28, 2003. We currently believe that our existing liquidity sources, including our bank line of credit, will satisfy our capital requirements for at least the next twelve months. In December 2002 we finalized a new credit facility with Silicon Valley Bank. The facility provides for borrowing of up to $20 million; however the facility also requires us to maintain at least the outstanding principal plus $7.5 million on deposit with Silicon Valley Bank. Our ability to borrow under the credit facility is subject to a number of restrictions, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” herein. We cannot assure you that we will have access to the credit facility. We are seeking to renegotiate the terms of a material lease, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.” If the building owner were to terminate the lease and sue us for breach, we would be in breach of the covenants in the credit facility, and our borrowing rights could be limited or terminated. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading near historically low levels, any financing at these levels could be significantly dilutive to existing stockholders.

     Our ability to raise funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001, the ongoing U.S. war on terrorism, and the international epidemics of SARS, as well as conditions in capital markets. There can be no assurance that such financing will be available on terms acceptable to us if at all.

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

     Our success depends to a large extent on the continued services of Mr. Frank Plastina, our new President and Chief Executive Officer, Mr. Keith E. Glover, our Executive Vice President, Chief Financial Officer and Secretary, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters are located. In addition, our employees may experience uncertainty about their participation in the future of the combined company due to the following issues relating to recent business combination transactions: changing employee roles with respect to Proxim’s announced operations strategies, the management of an increasing number of geographically dispersed operations and the related challenges of integrating a growing number of diverse local regulations, customs and practices. These conditions may adversely affect our ability to attract and retain key management, technical, sales and marketing personnel. We must also continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger and morale challenges posed by any workforce reduction that may be implemented.

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

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting mainly of corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 28, 2003, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Investment Risk

     We are exposed to market risk as it relates to changes in the fair value of our investments. We invest in equity investments in a public company for business and strategic purposes and we have classified these securities as available-for-sale. We also invest in equity instruments in a private company. These equity investments, primarily in technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of March 28, 2003, we had unrealized gain of $795,000 which was recorded as a separate component of stockholders’ equity. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control.

     Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

Date	Item Reported

January 30, 2003	On January 28, 2003, Proxim Corporation issued a press release announcing its fourth quarter and year end results, which included the following financial statements: (i) the Registrant’s unaudited consolidated balance sheets at December 31, 2002 and December 31, 2001, (ii) the Registrant’s unaudited consolidated statement of operations for the three months and years ended December 31, 2002 and December 31, 2001 and (iii) the Registrant’s unaudited quarterly statements of operations for each of the eight quarters in the period ended December 31, 2002.

March 27, 2003	On March 25, 2003, Proxim Corporation received a letter from The Nasdaq Stock Market Inc. notifying the Registrant that for the prior 30 consecutive trading days, the bid price of the Registrant’s common stock had closed below the $1.00 per share minimum required for continued inclusion on Nasdaq pursuant to Nasdaq’s Marketplace Rules and informing the Registrant that it will have 180 calendar days to regain compliance with this requirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	Proxim Corporation

	By:	/s/ Keith E. Glover Keith E. Glover Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Proxim Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jonathan N. Zakin, Chairman of Proxim Corporation, President and Chief Executive Officer of Proxim Corporation prior to May 2, 2003, and currently performing the function of “principal executive officer” (within the meaning of Exchange Act Rules 13a-14 and 15d-14) of Proxim Corporation, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ Jonathan N. Zakin Jonathan N. Zakin Chairman

Proxim Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith E. Glover, Executive Vice President, Chief Financial Officer and Secretary of Proxim Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Proxim Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ Keith E. Glover Keith E. Glover Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.