Form 10-Q
period 2003-06-27
PROXIM CORP
filed 2003-08-11
CIK 1112263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No☐

The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of June 27, 2003, was 121,815,650. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROXIM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(Unaudited)

	June 27,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,520	$16,535
Short-term investments	917	513
Accounts receivable, net	27,451	30,535
Inventory, net	22,379	36,799
Other current assets	2,937	4,657

Total current assets	58,204	89,039
Property and equipment, net	7,763	10,110
Goodwill, net	9,726	9,726
Intangible assets, net	51,061	61,926
Restricted cash	2,489	2,489
Other assets	2,843	4,133

Total assets	$132,086	$177,423

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term bank loan	$1,981	$—
Accounts payable	21,045	18,147
Capital lease obligations, current	1,041	—
Accrued liabilities	22,226	16,917

Total current liabilities	46,293	35,064
Capital lease obligations, long-term	1,086	—
Long-term debt	101	101
Restructuring accruals, long-term	24,551	26,579

Total liabilities	72,031	61,744

Commitments and contingencies (Notes 13 and 14) Mandatorily redeemable convertible Preferred Stock: Series A, par value $.01; 3,000,000 shares authorized, issued and outstanding at June 27, 2003 and December 31, 2002, respectively	68,962	64,412

Stockholders’ equity (deficit):
Common stock, Class A, par value $.01; authorized 200,000,000 shares: 164,001,184 and 162,328,944 shares issued and outstanding at June 27, 2003 and December 31, 2002, respectively	1,625	1,623
Common stock, Class B, par value $.01; authorized 100,000,000 shares: no shares issued and outstanding at June 27, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	334,600	335,830
Treasury stock, at cost; 42,185,534 shares at June 27, 2003 and December 31, 2002	(21,585)	(21,585)
Notes receivable from stockholders	(711)	(898)
Accumulated deficit	(323,547)	(264,010)
Accumulated other comprehensive income	711	307

Total stockholders’ equity (deficit)	(8,907)	51,267

Total liabilities, mandatorily redeemable convertible Preferred Stock and stockholders’ equity (deficit)	$132,086	$177,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Product revenue	$34,805	$45,177	$68,834	$70,591
License revenue	—	—	6,000	—

Total revenue	34,805	45,177	74,834	70,591
Cost of revenue	21,701	25,977	42,629	40,639
Restructuring provision for excess and obsolete inventory	22,549	—	22,549	12,659

Gross profit (loss)	(9,445)	19,200	9,656	17,293

Operating expenses:
Research and development	6,234	7,295	14,117	11,844
Selling, general and administrative	12,446	11,647	24,541	20,397
Legal expense for certain litigation	1,000	—	4,000	—
Amortization of intangible assets	5,365	2,209	10,865	2,353
Amortization of deferred stock compensation	—	180	—	425
Restructuring charges	12,492	3,582	12,492	38,960
In-process research and development	—	1,200	—	5,736

Total operating expenses	37,537	26,113	66,015	79,715

Loss from operations	(46,982)	(6,913)	(56,359)	(62,422)
Interest income (expense), net	(192)	240	(93)	371

Loss before income taxes	(47,174)	(6,673)	(56,452)	(62,051)
Income tax provision	—	—	—	3,224

Net loss	(47,174)	(6,673)	(56,452)	(65,275)
Accretion of Series A Preferred Stock redemption obligations	(1,560)	—	(3,085)	—

Net loss attributable to common stockholders	$(48,734)	$(6,673)	$(59,537)	$(65,275)

Net loss per share attributable to common stockholders — basic and diluted	$(0.40)	$(0.06)	$(0.49)	$(0.72)

Shares used to compute net loss per share — basic and diluted	121,714	119,215	120,994	90,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 27,	June 28,
	2003	2002

Cash flows from operating activities:
Net loss	$(56,452)	$(65,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax assets	—	12,624
Depreciation and amortization	12,819	4,478
Restructuring provision for excess and obsolete inventory	22,549	12,659
Restructuring charges	12,492	38,960
In-process research and development	—	5,736
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable, net	3,084	(14,088)
Inventory, net	(8,129)	2,658
Other assets, current and non-current	2,510	(7,999)
Accounts payable and accrued liabilities	(2,529)	2,130

Net cash used in operating activities	(13,656)	(8,117)

Cash flows from investing activities:
Purchase of property and equipment	(2,567)	(2,259)
Proceeds from repayment of loan to officer	500	—
Sale of short-term investments	—	4,986
Net cash provided by acquisitions	—	24,547

Net cash provided by (used in) investing activities	(2,067)	27,274

Cash flows from financing activities:
Borrowings on short-term bank loan	1,981	—
Borrowings on capital lease obligations	1,605	—
Principal payments on capital lease obligations	(302)	—
Proceeds from repayments of notes receivable from stockholders	187	20
Issuance of common stock, net	237	362

Net cash provided by financing activities	3,708	382

Net increase (decrease) in cash and cash equivalents	(12,015)	19,539
Cash and cash equivalents at beginning of period	16,535	16,552

Cash and cash equivalents at end of period	$4,520	$36,091

Supplemental disclosures:
Income taxes refund received	$1,655	$403

Interest payments on capital lease obligations	$28	$—

Non-cash transactions:
Inception of capital leases	$824	$—

Issuance of common stock and stock options assumed in connection with business combinations	$—	$159,039

Restructuring charges	$—	$10,136

Accretion of Series A Preferred Stock redemption obligations	$4,550	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — The Company

     Proxim Corporation (the “Company”) is the company created by the merger of Proxim, Inc. and Western Multiplex Corporation, or Western Multiplex. On March 26, 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless local area networking, or WLAN, and building-to-building network products based on radio frequency, or RF, technology and changed its name to Proxim Corporation. On August 5, 2002, the Company completed the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., or Agere, including its ORiNOCO product line. In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning from the respective dates of completion of the business combinations.

     Western Multiplex was founded in 1979 in Sunnyvale, California, as a vendor of radio components and related services. In 1992, Western Multiplex changed its strategy, and became a designer and manufacturer of broadband wireless systems and launched its Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging data and voice network traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation, or WirelessHome, in March 2001, Western Multiplex developed Tsunami point-to-multipoint systems designed to enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001.

Subsequent Events

     Agreement to Purchase Leased Property. On July 21, 2003, the Company entered into a letter agreement to buy a leased property in Sunnyvale, California and terminate the lease on or before September 12, 2003 (see Note 13). The letter agreement includes a $6 million payment to the building owner as well as payment by the Company of certain closing costs and operating costs of the building owner incurred between the date of the letter agreement and the closing. As part of the purchase, the Company must either assume or pay off the mortgage obligation secured by the leased property of approximately $3.2 million. In the event that the mortgage holder does not agree to the assignment of the mortgage to the Company, or if the Company elects to prepay the mortgage, the early payoff of the mortgage is subject to a prepayment premium of up to $800,000, based on recent estimates, as determined at the time of prepayment. Consummation of the transaction will result in the reversal of previously recorded lease obligation restructuring reserves that would no longer be required. The Company’s obligation to close under the letter agreement is conditioned on the lender’s approval of the Company’s assumption of the note secured by the mortgage no later than August 31, 2003.

     Exchangeable Promissory Notes. On July 22, 2003, the Company announced that Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliates had agreed to collectively invest $30 million, and potentially up to $40 million, in the Company. On July 30, 2003, these investors collectively invested $30 million and the Company issued short-term secured exchangeable promissory notes (the “Notes”) bearing interest at 25% per annum. The Notes will be exchanged, upon approval at a special meeting of the Company’s stockholders, into shares of Series B mandatorily redeemable convertible preferred stock (“Series B Preferred Stock”). The Series B Preferred Stock, when issued, will be convertible into shares of the Company’s Class A common stock at an initial conversion price of $1.15 per share. The Series B Preferred Stock conversion price is subject to adjustments and will be revised upward to the extent that the average closing price of the Company’s Class A common stock for the fifteen business days following the announcement of the financing transaction exceeds $2.00, and it will be revised downward to the extent that the average closing price falls below $0.88 during the same period. The Series B Preferred Stock will have the rights to a liquidation preference that accretes at 12% per annum compounding quarterly, for its six-year life, with acceleration upon a change in control. Upon conversion of the Notes and the issuance of the Series B Preferred Stock, the investors will also be granted warrants to acquire an aggregate of 18.0 million shares of Class A common stock with an exercise price equal to $1.46 per share (the “New Warrants”). The Notes are secured by a lien on all of the Company’s assets, and are subordinated in lien priority and right of repayment to Silicon Valley Bank.

     The shares of Series B Preferred Stock to be issued upon exchange of the Notes and the New Warrants to be issued to the investors are expected to represent approximately 21% of the Company’s outstanding capital stock on an as-converted and as-exercised basis, excluding outstanding employee options to purchase approximately 28.5 million shares of Common Stock. The Company’s Series A Preferred Stock and warrants held by these investors prior to the initial $30 million financing represented approximately 16.3% and 7.6%, respectively, of the Company’s outstanding capital stock on an as-exercised and as-converted basis (excluding employee options), and as adjusted to account for anti-dilution adjustments on the initial $30 million financing. In addition, upon receipt of stockholder approval of the exchange of the Notes into Series B Preferred Stock and the grant of the New Warrants, the Company will have the right, for up to 180 days from the announcement of the transaction, to sell to the investors additional Series B Preferred Stock on the same terms for up to $10,000,000. Such right shall exist so long as the Company has not suffered a material adverse change, or filed for bankruptcy protection or similar proceedings, and the Company meets other closing conditions specified in its agreements with the investors. Additional information regarding the financing transaction and the terms of the Notes, Series B Preferred Stock and the New Warrants is set forth in the Company’s Current Report on Form 8-K, including the exhibits thereto, filed with the Securities and Exchange Commission on July 29, 2003.

     The Company has agreed that, as promptly as practicable, it will call a special meeting of stockholders to approve the exchange of the Notes for Series B Preferred Stock, the issuance of the New Warrants and the potential issuance of an additional $10 million of Series B Preferred Stock. In the event that the Company's stockholders do not approve the exchange of the Notes and the issuance of the Series B Preferred Stock and the New Warrants, the Notes must be repaid upon the earlier of the December 31, 2003 maturity date, or upon demand at any time following 30 days after the special meeting of stockholders. If we were required to repay the Notes, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to repay the Notes, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

     Amended Credit Facility. The Company amended and restated its secured financing agreements with Silicon Valley Bank in June 2003 and then subsequently amended these agreements in July 2003. These amendments include the replacement of an accounts receivable-based secured credit facility for the existing facility. This accounts receivable based facility, as amended, allows for borrowings of up to $20 million with a provision that allows for advances of up to $4 million relating to the issuance of letters of credit in excess of availability otherwise applicable under the accounts receivable financing agreement, provided that the total availability under the accounts receivable arrangement does not exceed $20 million.

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

     The Company believes that, assuming stockholder approval of the exchange of the $30 million promissory notes issued in July 2003 to the funds affiliated with Warburg Pincus and Broadview Capital Partners for Series B Preferred Stock, together with the associated right to potentially issue an additional $10 million of shares of Series B Preferred Stock to these or other investors, its existing cash balances, anticipated cash flows from operations and available borrowings under its line of credit arrangements will be sufficient to meet its anticipated capital requirements for the next 12 months. For additional risks regarding the Company’s line of credit, see Note 13. If the Company has a need for additional capital resources, the Company may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products, and changes in the Company’s industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to the Company’s stockholders. In addition, failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 27, 2003, the condensed consolidated statements of operations for the three and six months ended June 27, 2003 and June 28, 2002 and the condensed consolidated statements of cash flows for the six months ended June 27, 2003 and June 28, 2002, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Principles of Consolidation

     The condensed consolidated financial statements include the financial statements of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three and six months ended June 27, 2003 and June 28, 2002 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

     Note 2 — Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No.146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company will adopt this Statement in the quarter ending September 26, 2003 and management believes the adoption of this Statement will not have a material impact on the Company's consolidated financial statements.

Note 3 — Recent Significant Business Combinations

Acquisition of the 802.11 WLAN systems business of Agere Systems, Inc.

     On August 5, 2002, the Company completed its acquisition of the 802.11 WLAN systems business of Agere, including its ORiNOCO product line, for $65.0 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A mandatorily redeemable convertible preferred stock (“Series A Preferred Stock,” Note 11) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed Preferred Stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to Common stockholders. The remaining $34.0 million was in the form of convertible notes. Upon the receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and warrants to purchase approximately 5.6 million shares of Common Stock valued at approximately $1.7 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share, valued at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 25% of Proxim’s outstanding common stock on an as-converted and as-exercised basis including dividends as of June 27, 2003. In addition, in connection with the transaction, the Company entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to the Company at specified prices. Total consideration of $70.0 million for the acquisition comprised:

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

Merger with Proxim, Inc.

     On March 26, 2002, the merger between Western Multiplex Corporation and Proxim, Inc. was completed, resulting in Proxim Corporation as the combined company. The combined company provides broadband, or high speed, wireless access products to service providers, businesses and other enterprises as well as high performance WLAN products based on RF technology. The merger was accounted for as a purchase transaction with Proxim, Inc. as the purchased entity. Total consideration of $172.6 million for the merger was adjusted to $175.3 million in the third quarter of 2002 and comprised of the following:

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

Pro Forma Financial Information

     The following table represents unaudited pro forma financial information for the six months ended June 28, 2002 had Proxim Corporation, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been combined as of January 1, 2002. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been a combined company during the specified period. The pro forma results include the effects of the amortization of identifiable intangible assets and adjustments to the income tax provision or benefits and accretion of Preferred Stock redemption obligations. The pro forma combined results exclude the $4.5 million and $1.2 million charges for acquired in-process technology from Proxim, Inc. and nBand, respectively (in thousands except share data):

Six Months Ended
June 28, 2002

Total revenue	$121,847
Net loss attributable to common stockholders	$(95,874)
Basic and diluted net loss per share attributable to common stockholders	$(0.81)

Shares used to compute basic and diluted net loss per Share	118,488

Goodwill and Other Intangible Assets

     In December 2002, due to the recent significant decline in forecasted revenue and the cash flows therefrom, the Company made a complete assessment of the carrying value of all long-lived assets, goodwill, and other intangible assets in accordance with SFAS No. 142. The Company first determined the fair value of its equity to be less than the carrying value of goodwill. As such, an impairment charge was recognizable in accordance with SFAS No. 142 as of December 31, 2002. The Company then quantified the goodwill impairment as the amount by which the carrying amount of goodwill exceeded the estimated fair value of goodwill. The carrying value of goodwill determined by the discounted cash flow method, totaling $138.8 million as of December 31, 2002, exceeded the estimated fair value of $9.7 million, resulting in a charge for the impairment of goodwill of $129.1 million, which was recorded in December 2002.

     Goodwill, net of impairment charge and accumulated amortization, consist of the following as of June 27, 2003 and December 31, 2002 (in thousands):

Amount

Goodwill, net:
GTI	$17,126
WirelessHome	18,775
Proxim, Inc	79,847
802.11 WLAN systems business	23,086

Total goodwill before impairment	138,834
Less: impairment charge	(129,108)

Goodwill, net	$9,726

     Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	June 27,	December 31,
	2003	2002

Acquired intangible assets, net:
WirelessHome and other	$—	$136
Proxim, Inc	22,939	27,068
802.11 WLAN systems business	28,122	34,722

Intangible assets, net	$51,061	$61,926

     Acquired intangible assets by categories as of June 27, 2003 consist of the following (in thousands):

	Gross Carrying	Accumulated
	Amounts	Amortization

Amortized intangible assets:
Core Technology	$26,531	$6,066
Developed Technology	29,036	12,925
Customer Relationships	8,995	2,748

	Gross Carrying	Accumulated
	Amounts	Amortization

Patents	3,439	1,110

Total	$68,001	$22,849

Unamortized intangible assets:
Tradename	$5,909

Purchased In-Process Research and Development

     Purchased in-process research and development consisted primarily of technology acquired in the business combinations that has not reached technological feasibility.

     The amount expensed to purchased in-process research and development in the third quarter of 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere’s 802.11 WLAN systems business. The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired in the Proxim, Inc. merger. The following table summarizes the key assumptions underlying the valuation for the Company’s purchase transactions completed in 2002 (in thousands):

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

     Note 4 — Balance Sheet Components

	June 27,	December 31,
	2003	2002

	(in thousands)
Investments:
Corporate bonds and time deposits	$2,489	$2,489
Equity investment in a wireless company listed in Canada	917	513

	3,406	3,002
Less: long-term, restricted portion	(2,489)	(2,489)

Current portion	$917	$513

Accounts receivable, net:
Gross accounts receivable	$48,120	$52,750
Less: deferred revenue	(11,382)	(14,715)

	June 27,	December 31,
	2003	2002

	(in thousands)
allowances for bad debts, sales returns and price protection	(9,297)	(7,500)

	$27,451	$30,535

Inventory, net:
Raw materials	$34,783	$37,472
Work-in-process	2,669	5,820
Finished goods	14,542	17,523
Consignment inventories	7,057	8,829

	59,051	69,644
Less: reserve for excess and obsolete inventory	(36,672)	(32,845)

	$22,379	$36,799

Property and equipment, net:
Computer and test equipment	$10,452	$18,102
Furniture and fixtures	909	890
Leased assets	2,429	—
Leasehold improvements	352	265

	14,142	19,257
Less: accumulated depreciation and amortization	(6,379)	(9,147)

	$7,763	$10,110

Goodwill, net:
Goodwill	$148,433	$148,433
Less: impairment charge	(129,108)	(129,108)
accumulated amortization	(9,599)	(9,599)

	$9,726	$9,726

Intangible assets, net:
Core technology	$26,531	$26,531
Developed technology	29,036	29,036
Customer relationships	8,995	8,995
Tradename	5,909	5,909
Patents	3,439	3,439

	73,910	73,910
Less: accumulated amortization	(22,849)	(11,984)

	$51,061	$61,926

Accrued liabilities:
Restructuring accruals, current portion	$8,418	$3,871
Accrued unconditional purchase order commitments	3,909	1,509
Accrued compensation	3,932	3,921
Accrued warranty costs	1,610	2,041
Other	4,357	5,575

	$22,226	$16,917

     The following is a summary of the movements in allowance for bad debt, sales returns and price protection and product warranty costs during the six months ended June 27, 2003 (in thousands):

	Allowance for Bad
	Debt, Sales Returns	Product
	and Price	Warranty
	Protection	Costs

Balance as of December 31, 2002	$7,500	$2,041
Additional provision	2,230	—
Settlements made during the period	(433)	(431)

Balance as of June 27, 2003	$9,297	$1,610

Note 5 — Revenue Information and Concentration of Credit Risks

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

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
Product Line	2003	2002	2003	2002

WWAN	$18,805	$29,100	$35,412	$53,450
WLAN	16,000	16,077	39,422	17,141

Total revenue	$34,805	$45,177	$74,834	$70,591

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

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
Geographic Region	2003	2002	2003	2002

North America	$20,353	$25,815	$43,475	$39,947
International	14,452	19,362	31,359	30,644

Total revenue	$34,805	$45,177	$74,834	$70,591

     On March 17, 2003 the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross-license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company. The Company included the license revenue of $6.0 million in the WLAN product line and the North America geographic region in the above analysis. The Company recognizes license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and the collection of the related receivable is reasonable assured. Additionally, the Company recorded a charge of $3.0 million in the first quarter of 2003 for legal fees and other litigation-related expenses associated with this settlement and the defense of the Company’s intellectual property.

     One customer accounted for 13.6% and 16.4% of total revenue for the three months ended June 27, 2003 and June 28, 2002, respectively. One customer accounted for 13.8% and 29.0% of total revenue for the six months ended June 27, 2003 and June 28, 2002, respectively.

Note 6 — Restructuring Provision for Excess and Obsolete Inventory

     During the quarter ended June 27, 2003, the Company recorded a $22.5 million provision for excess and obsolete inventory as part of the Company’s restructuring activities. To mitigate the component supply constraints that have existed in the past, the Company had built inventory levels for certain components with long lead times and had entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

•	A sudden and significant decrease in demand for certain Lynx and Tsunami license-exempt point-to-point, 802.11a and Harmony products;

•	Notification from customers that they would not be ordering as much as they had previously indicated;

•	Continued decline in the demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry;

•	Continued increase in competition for wireless networking products, particularly related to home networking and enterprise LANs; and

•	Management’s strategy to discontinue products, and in certain cases replace those products with newer or redesigned products.

     Due to these factors, inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the six months ended June 27, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Provision for excess and obsolete inventory	22,549
Inventory scrapped	(18,722)

Balance as of June 27, 2003	$36,672

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

     During the year ended December 31, 2002, the Company recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities and severance pay. The charges include $40.8 million of cash provisions, which include severance of $7.4 million for 194 employees, $33.1 million for future lease commitments, net of estimated future sublease receipts, and exit costs related to the closure of four facilities, $0.3 related to consulting fees. The charge also includes $2.4 million of non-cash provisions related to property and equipment that will no longer be used at the facilities. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual costs for closures of facilities could exceed the original estimate of $33.1 million.

     During the quarter ended June 27, 2003, the Company recorded $12.5 million of restructuring charges related to the closure of certain facilities, severance pay and project commitments. The charges included $8.6 million of cash provisions, including severance of $6.2 million for 105 employees and project commitments of $2.4 million. The charges also include $3.3 million of non-cash provisions related to property and equipment that will no longer be used at the facilities.

     The following table summarizes the restructuring activities in 2002 and the three months ended June 27, 2003 (in thousands):

	Severance	Facilities	Other	Total

Balance as of December 31, 2001	$198	$52	$180	$430
Reclassifications among categories	—	180	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	1,066
Provision charged to operations	7,395	33,080	2,702	43,177
Non-cash charges utilized	—	—	(2,405)	(2,405)

	Severance	Facilities	Other	Total

Cash payments	(7,593)	(3,928)	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	30,450
Provision charged to operations	6,188	—	3,904	10,092
Cash payments	(2,352)	(1,917)	—	(4,269)
Non-cash charges utilized	—	—	(3,304)	(3,304)

Balance as of June 27, 2003	$3,836	$28,533	$600	$32,969

     In addition, the Company expects to record an additional restructuring charge in the third quarter of 2003, in accordance with SFAS No. 146 of up to $20 million related to the net present value of the future operating lease payments for specific facilities scheduled to be closed in that quarter, subject to determination of applicable lease settlements, sublease estimates and other related matters. The anticipated restructuring charge in the third quarter will be netted with the reversal of restructuring reserves related to the lease settlement letter agreement that was entered into on July 21, 2003.

Note 8 — Income Taxes

     The income tax provision for the three and six months ended June 28, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. The Company was able to carry back certain losses to prior years, and claim income tax refunds totaling $10.4 million, of which $9.6 million has been received through June 27, 2003. The realization of the remaining deferred tax assets will be dependent on the Company generating taxable income in the future. As a result of the operating losses incurred in recent periods, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance of approximately $11.3 million, of which $1.3 million was recorded in additional paid in capital as the related asset was related to the recapitalization in 1999.

Note 9 — Loss Per Share Attributable to Common Stockholders

     Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic net loss per share under SFAS No. 128 was computed using the weighted average number of shares outstanding of 121,714,000 and 119,215,000 for the three months ended June 27, 2003 and June 28, 2002, respectively, and weighted average number of shares outstanding of 120,994,000 and 90,230,000 for the six months ended June 27, 2003 and June 28, 2002, respectively. Diluted net loss per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. For the three and six months ended June 27, 2003 and June 28, 2002, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 10 — Comprehensive Loss

     The total comprehensive loss for the six months ended June 27, 2003 and June 28, 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net loss attributable to common stockholders	$(48,734)	$(6,673)	$(59,537)	$(65,275)
Unrealized gain (loss) on investments	(84)	(129)	404	(173)

Total comprehensive loss	$(48,818)	$(6,802)	$(59,133)	$(65,448)

Note 11 — Mandatorily Redeemable Convertible Series A Preferred Stock

     Mandatorily Redeemable Convertible Series A Preferred Stock, or Series A Preferred Stock, at June 27, 2003 consists of the following:

				Total Number of
				Shares of
				Common Stock
			Liquidation	Issuable Upon
	Authorized	Outstanding	Preference	Conversion

Series A	3,000,000	3,000,000	$78,000,000	25,524,395

     In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our Common Stock valued at approximately $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of the Company’s Common Stock.

     Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock value at approximately $1.7 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share value at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 25% of the Company’s outstanding Common Stock on an as-converted and as-exercised basis as of June 27, 2003. In summary, the issuance of Series A Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded as follows (in thousands):

			Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	4,550	(1,465)	(3,085)

Balance as of June 27, 2003	$—	$68,962	$14,222	$(7,715)

Note 12 — Deferred stock compensation

Pro forma fair value disclosure under SFAS No. 123 and 148

     In accordance with SFAS No. 148, “Accounting for Stock-based Compensation, Transition and Disclosure,” the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

     The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during the six months ended June 27, 2003 and June 28, 2002 was $0.99 and $1.61 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the six months ended June 27, 2003 and June 28, 2002 was $1.26 and $1.85 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are used in the estimated grant date fair value calculations for its stock option and purchase awards:

	Six Months Ended

	June 27,	June 28,
	2003	2002

Risk-free interest rate	2.74%	4.45%
Average expected life of option	4 years	4 years
Dividend yield	0%	0%
Volatility of common stock	1.43	1.07

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net loss:
Net loss attributed to common stockholders as reported	$(48,374)	$(6,673)	$(59,537)	$(65,275)
Add: Stock-based compensation expense included in reported net loss	—	180	—	425
Less: Stock-based compensation expense determined under fair value method	(1,159)	(3,528)	(5,713)	(17,322)

Pro forma net loss attributed to common stockholders	$(49,533)	$(10,021)	$(65,250)	$(82,172)

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(0.40)	$(0.06)	$(0.49)	$(0.72)

Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(0.41)	$(0.08)	$(0.54)	$(0.91)

     The pro forma effect on net loss and net loss per share for the three and six months ended June 27, 2003 and June 28, 2002 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Note 13 — Commitments and Contingencies

     The Company occupies its facilities under several noncancellable operating lease agreements expiring at various dates through November 2010, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under noncancellable operating leases at June 27, 2003 were as follows (in thousands):

Six months ending December 31, 2003	$4,819
Year ending December 31:

2004	10,051
2005	9,938
2006	8,791
2007	8,477
Thereafter	19,181

Total minimum lease payments	$61,257

     For the year ended December 31, 2002 the Company recorded a restructuring charge relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts, of $34.3 million, which was included in the above disclosures.

     In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement which effectively amended and restated the existing credit facility in its entirety. On July 25, 2003, the Company amended the accounts receivable financing agreement (as amended, the “A/R Financing Agreement”).

     Under the A/R Financing Agreement, the Lender may agree to accept for collection through a lockbox arrangement up to $25,000,000 in accounts receivable from the Company, and in return the Company will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to certain borrowing restrictions on international accounts and the discretion of the Lender. After collection of a receivable, the Lender will refund to the Company the difference between the amount collected and the amount initially advanced to the Company, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, the Company must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. The Company must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the A/R Financing Agreement, or (iii) July 31, 2004. Under the A/R Financing Agreement, the Company may receive advances from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement, in an amount equal to $4,000,000 for advances relating to letters of credit, provided that the total availability under the A/R Financing Agreement does not exceed $20,000,000.

     Obligations under the A/R Financing Agreement are secured by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company’s obligations to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003. The A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business. The Company is required to comply with financial covenants that provide that the Company must maintain cash and cash equivalents with Lender and its affiliates in an amount not less than $8,000,000. If the Company fails to meet this requirement, the Company may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender.

     In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets capitalized in connection with this agreement as of June 27, 2003 was $2.2 million. Future minimum lease payments under noncancellable capital leases at June 27, 2003 were as follows (in thousands):

Six months ending December 31, 2003	$525
Year ending December 31:
2004	1,033
2005	669

Total minimum lease payments	2,227
Less: amounts representing interest	100

Present value of future minimum lease payments	2,127
Less: current portion	1,041

Capital lease obligations, long-term portion	$1,086

     The Company had been seeking to renegotiate a material lease on a building in Sunnyvale, California that was in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling approximately $29.0 million through the term of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease are substantially greater than the current local market lease rates and this unused space represented a negative cash flow of approximately $800,000 per quarter. The Company had not been able to sublease the building since it was vacated in July 2002.

     Since November 2002, the Company has ceased making direct lease payments and the building owner has been utilizing the Company’s cash security deposit to cover the monthly payments. On July 21, 2003, the Company entered into a letter agreement to buy the leased property and terminate the lease on or before September 12, 2003. The letter agreement includes a $6.0 million payment to the building owner as well as payment by the Company of certain closing costs and operating costs of the building owner incurred between the date of the letter agreement and the closing. As part of the purchase, the Company must either assume or pay off the mortgage obligation secured by the leased property of approximately $3.2 million. In the event that the mortgage holder does not agree to the assignment of the mortgage to the Company, or if the Company elects to prepay the mortgage, the early payoff of the mortgage is subject to a prepayment premium of up to $800,000, based on recent estimates, as determined at the time of prepayment. Consummation of the transaction will result in the reversal of previously recorded lease obligation restructuring reserves that would no longer be required. The Company’s obligation to close under the letter agreement is conditioned on the lender’s approval of the Company’s assumption of the note secured by the mortgage no later than August 31, 2003.

     In the event that the transactions contemplated by the letter agreement are not consummated in accordance with the terms of the letter agreement, the building owner retains all of its rights and remedies under the lease, including the option to terminate the lease and sue the Company for the net present value of the lease less the present value of the amount for which the building owner could have leased the building to another party, plus the building owner’s releasing costs. In addition, if the transactions contemplated by the letter agreement are not consummated in accordance with the terms thereof, the building owner may keep the lease in effect and sue the Company for all of the rent (plus interest and penalties) due under the lease. In that event, the Company would have an opportunity to cure its breach by restoring the security deposits as required by the lease, paying interest and penalties, and remaining current on future rent obligations under the lease. In the event the building owner sues the Company for breach, the Company would be in breach of its line of credit and its borrowing rights could be limited or terminated.

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

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001, Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference. The case is scheduled to go to trial in September 2003.

     On August 5, 2002, in connection with the Company’s acquisition of the 802.11 WLAN systems business from Agere, the Company announced that we had entered into a cross-license agreement with Agere whereby, in part, the Company and Agere agreed to settle the pending patent-related litigation between the two companies.

     On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company, as described in Note 5 to the condensed consolidated financial statements.

     As a result of the settlement with Agere Systems and its customers on August 5, 2002, and the settlement with Intersil and its customers on March 17, 2003, the only patent infringement litigation that remains open relates to Symbol Technologies’ suit against Proxim, and Proxim’s suit and related counterclaims against Symbol Technologies.

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

Note 15 — Supplemental Cash Flow Data

     The Company acquired cash of $24,547,000 in connection with its business combinations with Proxim, Inc. and nBand in the six months ended June 28, 2002, described below (in thousands):

Six Months Ended
June 28, 2002

Purchase price	$173,789
Common stock issued	(159,039)
Accrued transactions costs	(3,336)

Six Months Ended
June 28, 2002

Cash paid	11,414
Less: cash acquired	(35,961)

Net cash received from business combinations	$(24,547)

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

Overview

     Proxim Corporation is the company created by the March 26, 2002 merger of Proxim, Inc. and Western Multiplex Corporation. In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning on the respective dates of completion of the business combinations.

     Western Multiplex was founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, Western Multiplex changed its strategy, becoming a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless products. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation in March 2001, Western Multiplex has developed Tsunami point-to-multipoint systems that enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance WLAN and building-to-building network products based on RF technology and changed the Western Multiplex name to Proxim Corporation. In April 2002, we acquired nBand Communications Inc., a start-up developer of next generation advanced application specific integrated circuits, or ASICs technology.

     On August 5, 2002, we completed our acquisition of the 802.11 WLAN systems business of Agere Systems, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A mandatorily redeemable convertible preferred stock (“Series A Preferred Stock”) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of common stock valued at approximately $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of approximately $2.7 million was reflected in the determination of the loss attributable to common stockholders. The investors were also issued $34.0 million of convertible notes. Upon the receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and warrants to purchase approximately 5.6 million shares of common stock valued at approximately $1.6 million. The value of the warrants were recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of common stock for approximately $3.06 per share valued at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 25% of our outstanding common stock on an as-converted and as-

exercised basis, including dividends, as of June 27, 2003. In addition, in connection with the transaction, we entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and have entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to us at specified prices.

     On July 22, 2003, we announced that Warburg Pincus and entities affiliated with Broadview Capital had agreed to collectively invest $30 million, and potentially up to $40 million, in the Company. On July 30, 2003, these investors collectively invested $30 million in the Company and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum. The notes will be exchanged, upon approval at a special meeting of our stockholders, into shares of mandatorily redeemable convertible Series B Preferred Stock. The Series B Preferred Stock, when issued, will be convertible into shares of our common stock at an initial conversion price of $1.15 per share. The conversion price is subject to adjustments and will be revised upward to the extent that the average closing price of our common stock for the fifteen business days following the announcement of the financing transaction exceeds $2.00, and it will be revised downward to the extent that the average closing price falls below $0.88 during the same period. The Series B Preferred Stock will have rights to a liquidation preference that accretes at 12% per annum compounding quarterly, for its six-year life, with acceleration upon a change in control. Upon exchange of the notes and the issuance of the Series B Preferred Stock, the investors will also be granted warrants to acquire an aggregate of 18.0 million shares of common stock with an exercise price equal to $1.46 per share. The notes are secured by a lien on all of the Company’s assets, and are subordinated in lien priority and right of repayment to Silicon Valley Bank.

     The shares of Series B Preferred Stock to be issued upon exchange of the notes and the warrants to be issued to the investors are expected to represent approximately 21% of our outstanding capital stock on an as-converted and as-exercised basis, excluding the outstanding employee options to purchase approximately 28.5 million shares of common stock. The Company’s Series A Preferred Stock and warrants held by these investors prior to this transaction represented approximately 16.3% and 7.6%, respectively, of our outstanding capital stock on an as-exercised and as-converted basis (excluding employee options), and as adjusted to account for anti-dilution adjustments on the initial $30.0 million financing. In addition, upon receipt of stockholder approval of the exchange of the notes into Series B Preferred Stock and the grant of the warrants, the Company will have the right, for up to 180 days from the announcement of the transaction, to sell to the investors additional Series B Preferred Stock on the same terms for up to $10.0 million. Such right shall exist so long as the Company has not suffered a material adverse change, or filed for bankruptcy protection or similar proceedings, and the Company meets other closing conditions specified in its agreements with the investors. Additional information regarding the financing transaction and the terms of the notes, Series B Preferred Stock and the warrants is set forth in the Company’s Current Report on Form 8-K, including the exhibits thereto, filed with the Securities and Exchange Commission on July 29, 2003.

     The financial statements include the results of acquired subsidiaries from their respective dates of acquisition.

     Revenue. We generate revenue primarily from the sale of our Lynx and Tsunami systems for our WWAN product line, and the sale of 802.11a standards based products, acquired in the Proxim, Inc. acquisition, and ORiNOCO products acquired from Agere, for our WLAN product line. We introduced the Tsunami products during the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value-added resellers and system integrators. Shipments to certain distributors located in the United States are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs. Product revenue on shipments to distributors for both WWAN and WLAN products which have rights of return and price protection is deferred until shipment to the end customers by the distributors.

     Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors with rights of return upon shipment by the distributors to the end user customer. Formerly, we recognized revenue for sales of WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the Agere Systems 802.11 WLAN business and the adoption of one uniform method is consistent with our plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized ratably over the period of the rental.

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

     During 2002 and in the first half of 2003, we sold our products to approximately 170 customers in 45 countries. International sales accounted for approximately 42% and 38% of our total revenue in the six months ended June 27, 2003 and the year ended December 31, 2002, respectively. We expect international sales to vary but remain significant as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not directly exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks, which are more fully described herein, include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

     As we have increased sales through our distributors and value-added resellers beginning from the quarter ended March 29, 2002, we have experienced a decline in the average selling prices of our products. This decline is primarily because the prices of the products that we sell indirectly through distributors and value-added resellers are typically lower than the prices of the products we sell directly through our sales force to end users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. These newer products have higher prices than our older products. Our international sales also have lower average selling prices when compared to our United States and Canadian selling prices. This is primarily due to our higher reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. If indirect sales and sales in our international markets increase, we would expect that our average selling prices to further decline.

     Cost of revenue. Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers and original design manufacturers, customer service and warranty costs and provisions for excess and obsolete inventory. We currently outsource the majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration. We expect to realize lower per unit product costs as we continue to outsource more of our in-house manufacturing as well as have our products produced at lower cost off-shore locations. However, we cannot assure you when or if cost reductions will occur. The failure to achieve these cost reductions could materially adversely affect our gross margins and operating results.

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

     Stock option programs. We have implemented stock option programs for employees and members of our board of directors to attract and retain highly skilled and qualified business and technical personnel. Prior to our initial public offering, we recorded deferred stock compensation on certain options for the difference between the exercise price and the deemed fair value of our common stock on the date the stock options were granted. This amount was included as a reduction of stockholders’ equity and was amortized by charges to operations over the vesting periods of the options. The amortization expense related to options awarded to employees in all operating expense categories. As of December 31, 2002, all deferred stock compensation was amortized, and accordingly, no amortization is required subsequent to December 31, 2002.

Critical Accounting Policies, Judgments and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, equity investments, goodwill, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

     Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors located in the United States with rights of return upon shipment by the distributors to the end user customer. Formerly, we recognized revenue for sales of WWAN products to distributors located in the United States with rights of return upon shipment to the distributor and provide reserves for the estimated amount of product returns. The combination of the changes resulting from the then-proposed acquisition of the Agere System’s 802.11 WLAN business and the adoption of one uniform method was consistent with our plans to sell bundled and integrated WLAN and WWAN products as we have been using this methodology on our WLAN products following the merger with Proxim, Inc. on March 26, 2002. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Deferred gross profit related to these distributors sales at June 27, 2003 was $4.3 million. We reported accounts receivable net of deferred revenue and carried the value of the related products as consigned inventory. As of June 27, 2003, accounts receivable net of deferred revenue of $11.4 million was $27.5 million, and total inventory net of consigned inventory of $7.1 million was $22.4 million.

Allowance for Doubtful Accounts, Returns and Discounts

     We record reductions to revenue for estimated sales return, customer programs and incentive offerings including special pricing agreements, price protection and promotions. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Restructuring Costs and Impairment of Goodwill and Intangible Assets

     In response to changes in industry and market conditions, we have in the past and may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses. Any decision to limit investment in or to dispose of or otherwise, exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Patent Litigation and Infringement Costs

     We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of June 27, 2003 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

     The following table provides results of operations data as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Product revenue	100.0%	100.0%	92.0%	100.0%
License revenue	—	—	8.0	—

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	62.3	57.5	57.0	57.6
Restructuring provision for excess and obsolete inventory	64.8	—	30.1	17.9

Gross profit (loss)	(27.1)	42.5	12.9	24.5

Operating expenses:
Research and development	17.9	16.1	18.9	16.8
Selling, general and administrative	35.8	25.8	32.8	28.9
Legal expense for certain litigation	2.9	—	5.3	—
Amortization of intangible assets	15.4	4.9	14.5	3.3
Amortization of deferred stock compensation	—	0.4	—	0.6
Restructuring charges	35.9	7.9	16.7	55.2
In-process research and development	—	2.7	—	8.1

Total operating expenses	107.9	57.8	88.2	(112.9)
Loss from operations	(135.0)	(15.3)	(75.3)	(88.4)
Interest income (expense), net	(0.5)	0.5	(0.1)	0.5

Loss before income taxes	(135.5)	(14.8)	(75.4)	(87.9)
Income tax provision	—	—	—	4.6

Net loss	(135.5)	(14.8)	(75.4)	(92.5)
Accretion of Series A Preferred Stock redemption obligations	(4.5)	—	(4.1)	—

Net loss attributable to common stockholders	(140.0)%	(14.8)%	(79.5)%	(92.5)%

Comparison of the Three and Six Months Ended June 27, 2003 and June 28, 2002

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

     Revenue information by product line is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
Product Line	2003	2002	2003	2002

WWAN	$18,805	$29,100	$35,412	$53,450
WLAN	16,000	16,077	39,422	17,141

Total revenue	$34,805	$45,177	$74,834	$70,591

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

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
Geographic Region	2003	2002	2003	2002

North America	$20,353	$25,815	$43,475	$39,947
International	14,452	19,362	31,359	30,644

Total revenue	$34,805	$45,177	$74,834	$70,591

     On March 17, 2003, we announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, Intersil has agreed with us to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to us.

     Revenue decreased 23.0% from $45.2 million in the second quarter of 2002 to $34.8 million in the second quarter of 2003. Revenue decreased primarily due to the decrease in WWAN product sales of $10.3 million. We believe the WWAN product sales decrease resulted from the impact of the weak U.S. economy, the continued worldwide slowdown in the telecom industry, and the decline in Asia Pacific sales activities in the second quarter of 2003, which was further exacerbated by the outbreak of severe acute respiratory syndrome (“SARS”).

     Revenue increased 6.0% from $70.6 million in the first half of 2002 to $74.8 million in the first half of 2003. Total revenue for the first quarter of 2003 included product revenue and a one-time patent license fee of $6 million resulting from the Intersil settlement (as described in Notes 5 and 14 in the condensed consolidated financial statements). Product revenue decreased 2.5% from $70.6 million in the first half of 2002 to $68.8 million in the first half of 2003. The decrease in product revenue was primarily due to the decrease in WWAN product sales of $18.0 million, offset by an increase in WLAN product revenue of $14.3 million attributable to the acquisition of the ORiNOCO product line of Agere Systems on August 5, 2002.

Cost of revenue

     Cost of revenue decreased 16.5% from $26.0 million in the second quarter of 2002 to $21.7 million in the second quarter of 2003. As a percentage of revenue, cost of revenue increased from 57.5% in the second quarter of 2002 to 62.4% in the second quarter of 2003. The increase in cost of revenue as a percentage of product revenue was primarily attributable to the contribution of sales from WLAN products acquired in both the merger with Proxim, Inc. and the acquisition of the 802.11 WLAN systems business from Agere Systems. WLAN products generally carry lower gross margins as a percentage of revenue than WWAN products.

     Cost of revenue increased 4.9% from $40.6 million in the first half of 2002 to $42.6 million in the first half of 2003. As a percentage of total revenue, cost of revenue decreased from 57.6% in the first half of 2002 to 57.0% in the first half of 2003. Included in revenue in the first quarter of 2003 was the $6.0 million settlement with Intersil related to license revenue. Excluding license revenue as a percentage of product revenue, non-GAAP cost of revenue increased from 57.6% in the first half of 2002 to 61.9% in the first half of 2003. The increase in cost of revenue as a percentage of product revenue was primarily attributable to the contribution of sales from WLAN products acquired in both the merger with Proxim, Inc. and the acquisition of the 802.11 WLAN systems business from Agere Systems.

Restructuring provision for excess and obsolete inventory

     During the second quarter of 2003, we recorded a $22.5 million provision for excess and obsolete inventory as part of our restructuring activities. To mitigate the component supply constraints that have existed in the past, we had built inventory levels for certain components with long lead times and had entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

•	A sudden and significant decrease in demand for certain WWAN Lynx and Tsunami license-exempt point-to-point and WLAN 802.11a and Harmony products;

•	Notification from customers that they would not be ordering as many products as they had previously indicated they would;

•	Continued decline in the demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry;

•	Continued increase in competition for wireless networking products, particularly related to home networking and enterprise LANs;

•	Management’s strategy to discontinue products, and in certain cases replace these products with new or redesigned products.

     Due to these factors, inventory levels exceeded our requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. We do not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. We use a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the six months ended June 27, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Provision for excess and obsolete inventory	22,549
Inventory scrapped	(18,722)

Balance as of June 27, 2003	$36,672

Research and development

     Research and development expenses decreased 14.5% from $7.3 million in the second quarter of 2002 to $6.2 million in the second quarter of 2003. The decrease in research and development expense was primarily attributable to the reduction in force implemented in April of 2003. Severance pay associated with the workforce reduction was included in the restructuring charges recorded in the second quarter of 2003.

     Research and development expenses increased 19.2% from $11.8 million in the first half of 2002 to $14.1 million in the first half of 2003. The increase in research and development expenses was primarily attributable to the cost of increased personnel in the first quarter of 2003, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, prototype spending for the development of new products and enhancements to existing products, partially offset by the workforce reduction in the second quarter of 2003. As a percentage of revenue, research and development expense increased from 16.8% in the first half of 2002 to 18.9% in the first half of 2003. The percentage increase was primarily due to increased personnel expenses quarter over prior year quarter for the first quarter offset by the workforce reduction in the second quarter of 2003.

Selling, general and administrative

     Selling, general and administrative expenses increased 6.9% from $11.6 million in the second quarter of 2002 to $12.4 million in the second quarter of 2003 and increased 20.3% from $20.4 million in the first half of 2002 to $24.5 million in the first half of 2003. The increase in selling, general and administrative expense from the second quarter and half of 2002 to the second quarter and half of 2003 was primarily attributable to increases in sales and marketing personnel expenses, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, advertising, tradeshow, and public relations expenses.

     As a percentage of revenue, selling, general and administrative expenses increased from 25.8% in the second quarter of 2002 to 35.8% in the second quarter of 2003. The increase was primarily due to the decrease in revenue. As a percentage of revenue, selling, general and administrative expenses increased from 28.9% in the second half of 2002 to 32.8% in the second half of 2003. The increase was primarily due to the addition of employees resulting from the merger of Proxim, Inc. and the acquisition of the 802.11 WLAN systems business of Agere and increases in advertising, tradeshow and public relations expenses, partially offset by severance pay recorded as restructuring charges resulting from a reduction in workforce implemented in the second quarter of 2003.

Amortization of intangible assets

     Amortization of intangible assets increased from $2.2 million in the second quarter of 2002 to $5.4 million in the second quarter of 2003. Amortization of intangible assets increased from $2.4 million in the first half of 2002 to $10.9 million in the first half of 2003. Amortization of intangible assets increased primarily due to the intangible assets acquired from both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the 802.11 WLAN systems business of Agere on August 5, 2002.

Restructuring charges

     During 2002, we recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities and severance pay. The charges included $40.8 million of cash provisions, which included severance of $7.4 million for 194 employees, $33.1 million related to excess facilities and for future lease commitments and exit costs related to the closure of four facilities and $0.3 related to consulting fees. The charge also included $2.4 million of non-cash provisions related to property and equipment that will no longer be used at the facilities.

     No restructuring charges were recorded in the first quarter of 2003. During the second quarter of 2003, however, we recorded $12.5 million of restructuring charges related to the closure of certain facilities, severance pay and project commitments. The charges included $8.6 million of cash provisions, including severance of $6.2 million for 105 employees and project commitments of $2.4 million. The charges also included $3.3 million of non-cash provisions related to property and equipment that will no longer be used at the facilities.

     The following table summarizes the restructuring activities in 2002 and the six months ended June 27, 2003 (in thousands):

	Severance	Facilities	Other	Total

Balance as of December 31, 2001	$198	$52	$180	$430
Reclassifications among categories	—	180	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	1,066
Provision charged to operations	7,395	33,080	2,702	43,177
Non-cash charges utilized	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	30,450
Provision charged to operations	6,188		3,904	10,092
Cash payments	(2,352)	(1,917)	—	(4,269)
Non-cash charges utilized	—	—	(3,304)	(3,304)

Balance as of June 27, 2003	$3,836	$28,533	$600	$32,969

     In addition, the Company expects to record an additional restructuring charge in the third quarter of 2003, in accordance with SFAS No. 146 of up to $20 million related to the net present value of the future operating lease payments for specific facilities scheduled to be closed in that quarter, subject to determination of applicable lease settlements, sublease estimates and other related matters. The anticipated restructuring charge in the third quarter will be netted with the reversal of restructuring reserves related to the lease settlement letter agreement that was entered into on July 21, 2003.

Purchased in-process research and development

     The amount expensed to purchased in-process research and development, or IPR&D, in the first quarter of 2002 related to 802.11a and HomeRF 2.0 WLAN products in development by Proxim, Inc. at the time of the merger, which had not yet reached technological feasibility and had no alternative future use. As of the valuation date, Proxim, Inc. was developing 802.11a WLAN adapter in PCI and Mini PCI form factors and a connectorized access point along with HomeRF 2.0 voice data module, voice data gateway and voice data gateway and answer machine. These products were under development and required additional software development including NT 4.0 and Macintosh drivers along with additional functional testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $4.5 million and was expensed at the time of the acquisition. The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. No IPR&D charges were recorded in the first half of 2003.

Interest income (expense), net

     Interest income (expense), net, decreased from income of $240,000 in the second quarter of 2002 to expense of $194,000, net of income in the second quarter of 2003. Interest income (expense), net, decreased from income of $371,000 in the first half of 2002 to expense of $93,000 in the first half of 2003. This was due to the decrease in interest income and increase in interest expense during the period. Interest income decreased as a consequence of lower applicable return rates, and lower cash and investments balances. Interest expense increased due to interest expense associated with new borrowings made on a bank loan and an equipment lease line as further described in footnote 13 of the condensed consolidated financial statements.

Income tax provision

     The income tax provision for the three and six months ended June 28, 2002 was primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. The Company was able to carry back certain losses to prior years, and claim income tax refunds totaling $10.4 million, of which $9.6 million has been received through June 27, 2003. The realization of the remaining deferred tax assets will be dependent on the Company generating taxable income in the future. As a result of the operating losses incurred in recent periods, the Company has determined that it is more likely that not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance of approximately $11.3 million, of which $1.3 million was recorded in additional paid in capital as the related asset was related to the recapitalization in 1999.

Accretion of Series A Preferred Stock redemption obligations

     The accretion of Series A Preferred Stock represents the quarterly adjustments to the carrying value of the Series A Preferred Stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $12.0 million from $16.5 million at December 31, 2002 to $4.5 million at June 27, 2003.

     Net cash used in operating activities was $13.6 million for the six months ended June 27, 2003, primarily due to the net loss after the effect of non-cash charges and an increase in inventory, partially offset by a decrease in accounts receivable and other assets. Net cash used in operating activities was $8.1 million for the six months ended June 28, 2002 and primarily due to net loss after the effect of non-cash charges, an increase in inventory, decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable and other assets.

     Net cash used in investing activities was $2.1 million for the six months ended June 27, 2003, due to capital spending offset by proceeds from repayment of loan to officer. Net cash provided by investing activities was $27.3 million for the six months ended June 28, 2002 due to $24.5 million in cash provided by merger with Proxim, Inc. and $5.0 million in net proceeds from the sale of investment securities, offset by $2.3 million in capital spending.

     Net cash provided by financing activities was $3.7 million for the six months ended June 27, 2003 due to borrowings on short-term bank loan and capital lease obligations, proceeds from repayments of notes receivable from stockholders, and issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases, partially offset by the principal payments on capital lease obligations. Net cash provided by financing activities was $382,000 for the six months ended June 28, 2002 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases and proceeds from repayment of notes receivable.

     We occupy our facilities under several noncancellable operating lease agreements expiring at various dates through November 2010, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of June 27, 2003, were as follows (in thousands):

	Payments Due By Period

		Six Months
		Ending	Year Ending

	Total Amounts	December 31,	December 31,	December 31,
	Committed	2003	2004	2005	Thereafter

Severance pay	$3,836	$3,836	$—	$—	$—
Professional fees	600	600	—	—	—
Operating leases	61,257	4,819	10,051	9,938	36,449
Capital leases	2,227	525	1,033	669
Purchase order commitments	3,909	3,909	—	—	—
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899

	$178,728	$13,689	$11,084	$10,607	$143,348

\

     For the year ended December 31, 2002, we recorded a restructuring charge related to the committed future lease payments for closed facilities, net of estimated future sublease receipts of $34.3 million was included in the above disclosures. As of June 27, 2003, we had unconditional purchase order commitments of $1.5 million for excess and obsolete inventory, which were included as accrued liabilities.

     During the quarter ended June 27, 2003, we recorded a restructuring charge of $12.5 million related to closure of certain facilities, severance pay and project commitments. This charge, except for non-cash provisions related to property and equipment of $3.3 million, was included in the above disclosures.

     We are required to redeem all outstanding shares of Series A Preferred Stock for cash in August 2007 if they have not yet been previously converted into Common Stock.

      In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank, and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement and an accounts receivable financing agreement which effectively amended and restated the existing credit facility in its entirety. On July 25, 2003, the Company amended the accounts receivable financing agreement (as amended, the “A/R Financing Agreement”).

     Under the A/R Financing Agreement, the lender may agree to accept for collection through a lockbox arrangement up to $25,000,000 in accounts receivable from us, and in return we will receive advances from the lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors. After collection of a receivable, the lender will refund to us the difference between the amount collected and the amount initially advanced to us, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, we must pay each month to the lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. We must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the A/R Financing Agreement, or (iii) July 31, 2004. Under the A/R Financing Agreement, we may receive advances from the lender in excess of the availability otherwise applicable under the A/R Financing Agreement, in an amount equal to $4 million for advances relating to letters of credit, provided that the total availability under the A/R Financing Agreement does not exceed $20 million.

     Obligations under the A/R Financing Agreement are secured by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to the Company's obligations to Warburg Pincus and Broadview Capital under the notes issued in July 2003. The A/R Financing Agreement requires the consent of the lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business. We are required to comply with financial covenants that provide that we must maintain cash and cash equivalents with the lender and its affiliates in an amount not less than $8 million. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the lender to our current liabilities of at least 5.0 to 1. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the A/R Financing Agreement, the lender has the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the lender.

     We had been seeking to renegotiate a material lease on a building in Sunnyvale, California that was in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling approximately $29.0 million through the term of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease are substantially greater than the current local market lease rates and this unused space represented a negative cash flow of approximately $800,000 per quarter. We had not been able to sublease the building since it was vacated in July 2002.

     Since November 2002, the Company has ceased making direct lease payments and the building owner has been utilizing the Company’s cash security deposit to cover the monthly payments. On July 21, 2003, the Company entered into a letter agreement to buy the leased property and terminate the lease on or before September 12, 2003. The letter agreement includes a $6.0 million payment to the building owner as well as payment by the Company of certain closing costs and operating costs of the building owner incurred between the date of the letter agreement and the closing. As part of the purchase, the Company must either assume or pay off the mortgage obligation secured by the leased property of approximately $3.2 million. In the event that the mortgage holder does not agree to the assignment of the mortgage to the Company, or if the Company elects to prepay the mortgage, the early payoff of the mortgage is subject to a prepayment premium of up to $800,000, based on recent estimates, as determined at the time of prepayment. Consummation of the transaction will result in the reversal of previously recorded lease obligation restructuring reserves that would no longer be required. The Company’s obligation to close under the letter agreement is conditioned on the lender’s approval of the Company’s assumption of the note secured by the mortgage no later than August 31, 2003.

     In the event that the transactions contemplated by the letter agreement are not consummated in accordance with the terms of the letter agreement, the building owner retains all of its rights and remedies under the lease, including the option to terminate the lease and sue the Company for the net present value of the lease less the present value of the amount for which the building owner could have leased the building to another party, plus the building owner’s releasing costs. In addition, if the transactions contemplated by the letter agreement are not consummated in accordance with the terms thereof, the building owner may keep the lease in effect and sue the Company for all of the rent (plus interest and penalties) due under the lease. In that event, the Company would have an opportunity to cure its breach by restoring the security deposits as required by the lease, paying interest and penalties, and remaining current on future rent obligations under the lease. In the event, the building owner sues the Company for breach, the Company would be in breach of its line of credit and its borrowing rights could be limited or terminated.

     We have taken steps to reduce our expenses from operations by decreasing research and development and general and administrative expenses in order to begin generating cash flow from operations in 2003. These steps were taken in October 2002, and we recorded approximately $1.9 million of restructuring charges related primarily to severance payments in the fourth quarter of 2002.

     As a result of the reduced demand for our products during the first quarter of 2003 and the limited business visibility, we have taken further actions to reduce our operating expenses during the second and third quarters of 2003, to decrease our quarterly revenue breakeven point. During the second quarter of 2003, we recorded a $22.5 million charge for excess and obsolete inventory for discontinued products and a $12.5 million restructuring charge for consolidation of excess facilities including fixed asset write-offs, workforce reductions and contract termination costs. Additionally, we will restructure our domestic sales organization to focus on WLAN and WWAN sales and we plan to reduce consignment inventories held by distributors by implementing varies sales promotions within the sales channel.

     On July 22, 2003, we announced that Warburg Pincus and entities affiliated with Broadview Capital had agreed to collectively invest $30 million, and potentially up to $40.0 million, in the Company. On July 30, 2003, these investors collectively invested $30 million in the Company and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum. The notes will be exchanged, upon approval at a special meeting of our stockholders, into shares of Series B Preferred Stock and the investors will also be granted new warrants to acquire an aggregate of 18.0 million shares of Class A common stock with an exercise price equal to $1.46 per share. In the event that our stockholders do not approve the exchange of the notes and the issuance of the Series B Preferred Stock and new warrants, the notes must be repaid upon the earlier of the December 31, 2003 maturity date, or upon demand at any time following 30 days after the special meeting of stockholders. If we were required to repay the notes, we would be required to obtain alternative sources of financing. If we were not able to obtain alternative sources of financing, we would most likely have insufficient cash to repay the notes, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

     We believe that, assuming stockholder approval of the exchange of the $30.0 million promissory notes issued in July to the funds affiliated with Warburg Pincus and Broadview Capital for Series B Preferred Stock, together with the associated right to potentially issue an additional $10.0 million of shares of Series B Preferred Stock to these or other investors, our current available cash and investments combined with our available borrowings will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. Our management intends to invest any cash in excess of current operating requirements in interest-bearing investment-grade securities. Our future capital requirements will depend upon many factors, including management of working capital, the success of marketing, sales and distribution efforts and the timing of research and product development efforts.

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption.

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

     In May 2003, the FASB issued SFAS No. 150,“Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company will adopt this Statement in the quarter ending September 26, 2003 and management believes the adoption of this Statement will not have a material impact on the Company's consolidated financial statements.

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

     We will need to continue to overcome significant ongoing challenges in order to realize any benefits or synergies from our merger with Proxim, Inc. and our acquisition of the 802.11 WLAN systems business of Agere, including Agere’s ORiNOCO product line. Such challenges include the timely, efficient and successful execution of a number of post-transaction events, including:

•	integrating the operations of these businesses, particularly geographically dispersed operations;

•	integrating the management information systems, accounting systems and reporting process;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of each company and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

     The execution of these post-transaction events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of our ongoing business and distraction of our management;

•	unanticipated expenses, including possible additional restructuring charges, and potential delays related to integration of technology and other resources of these companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the transactions and the combined operations.

     In addition, termination of employees in connection with our restructuring efforts following these transactions may expose us to claims seeking damages for wrongful terminations. In that regard, we have been and may continue to be a party to disputes, including legal actions, with a number of former employees. These disputes relate primarily to claims for wrongful termination and severance benefits due to several reductions in force we have implemented in 2001 and 2002 following the merger with Proxim, Inc. and the acquisition of Agere’s 802.11 WLAN systems business.

     As a result of the merger between Proxim, Inc. and Western Multiplex, and the acquisition of Agere Systems’ 802.11 WLAN systems business during 2002, we identified a requirement to consolidate and integrate our management information systems. We implemented a new enterprise resource planning and financial accounting and planning system during the second quarter of 2003, integrating this new system with our customer relationship management system and our product management system, as well as creating electronic interfaces to certain supply chain partners’ information systems and certain customers’ information systems. Implementation of the new management information system, including the integration with other systems and the ongoing efforts to optimize the operation of these systems and improve management reporting, is a very complex process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Delays or errors in the implementation of the new system or the subsequent optimization efforts could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with our merger with Proxim, Inc. or our acquisition of Agere’s 802.11 WLAN systems business.

We are not profitable and may not be profitable in the future.

     We had a $244.5 million and $59.5 million net loss attributable to holders of our Common Stock for the year ended December 31, 2002 and the six months ended June 27, 2003, respectively. We cannot assure you that our revenue will increase or continue at current levels or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and the Agere 802.11 WLAN systems business we acquired in producing many of their products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

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

     Our cash and investment balance declined by $11.3 million in the fourth quarter of 2002 and further declined by $12.0 million during the six months ended June 27, 2003. On July 22, 2003, we announced that Warburg Pincus and entities affiliated with Broadview Capital Partners had agreed to collectively invest $30 million, and potentially up to $40 million, in the Company. On July 30, 2003, the investors collectively invested $30 million and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum. The notes will be exchanged, upon approval at a special meeting of our stockholders, into shares of Series B Preferred Stock and warrants to purchase an additional 18.0 million shares of our Class A common stock will be granted to the investors.

     In addition, upon receipt of stockholder approved of the exchange of the notes into Series B Preferred Stock and the grant of the warrants, the Company will have the right, for up to 180 days from the announcement of the transaction, to sell to the investors additional shares of Series B Preferred Stock on the same terms for up to $10.0 million. Such right shall exist so long as the Company has not suffered a material adverse change, or filed for bankruptcy protection or similar proceedings, and the Company meets other closing conditions specified in its agreements with the investors.

     Assuming our stockholders approve the exchange of the notes and the issuance of the Series B Preferred Stock and warrants, we believe our existing liquidity sources, including our bank line of credit, will satisfy our capital requirements for at least the next twelve months. In the event that our stockholders do not approve the exchange of the notes and the issuance of the Series B Preferred Stock and warrants, the notes must be repaid upon the earlier of the December 31, 2003 maturity date, or upon demand at any time following 30 days after the special meeting of stockholders. If we were required to repay the notes, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to repay the notes, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. In addition, if our estimates change or prove inaccurate, or if we need additional funds to take advantage of unexpected opportunities or strengthen our financial position, we may need to raise additional funds. Because our stock is currently trading near historically low levels, any financing at these levels could be significantly dilutive to existing stockholders.

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

     On July 21, 2003, we entered into a letter agreement to purchase a leased property in Sunnyvale, California and terminate the lease on or before September 12, 2003, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” In the event that the transactions contemplated by the letter agreement are not consummated in accordance with the terms of the letter agreement, and the building owner were to sue us for breach, we would be in breach of the covenants in the credit facility, and our borrowing rights could be limited or terminated.

The terms of the notes issued to Warburg Pincus and Broadview Capital Partners in connection with our July 2003 financing transaction may adversely affect our business and financial results and, if our stockholders do not approve the exchange of the notes for Series B Preferred Stock, and we are required to repay the notes, we would be forced to find immediate sources of alternative funding or seek protection under applicable bankruptcy laws.

     In connection with the July 2003 financing transaction, we have issued notes with an aggregate principal amount of $30 million to Warburg Pincus and Broadview Capital. The notes generally become due and payable upon the occurrence of an event of default or at the earlier of:

     •     any time after 30 days following the vote of our stockholders at a special meeting to approve the exchange of the notes for Series B Preferred Stock and the issuance of warrants to purchase common stock, at the request of the noteholders, if the proposal is not approved by our stockholders at the special meeting or

     •     December 31, 2003.

     If our stockholders approve the proposal to exchange the notes for Series B Preferred Stock and issue warrants to purchase common stock at our special meeting, all outstanding notes will immediately and automatically be converted into shares of our Series B Preferred Stock. If our stockholders do not approve the transaction, we would be required to repay the notes upon the earlier of the December 31, 2003 maturity date, or upon demand at any time following 30 days after the special meeting of stockholders. If we were required to repay the notes, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to repay the notes, be unable to meet our ongoing operating obligations, and may have to seek protection under applicable bankruptcy laws. In addition, while the notes are outstanding, we may not generally, without the prior written consent of the investors holding a majority of the principal amount of the notes:

•	incur certain liabilities or indebtedness for money borrowed, subject to certain limited exceptions;

•	grant or permit any liens, pledges or encumbrances on any of our assets, subject to limited exceptions;

•	sell any material part of its assets, other than in limited circumstances or in the ordinary course of business; or

•	pay or declare any dividend or distribution.

To remain competitive, we will need to restructure our organization. Failure to effectively manage our organization could result in an inability to support and maintain our operations.

     We announced a reorganization of our corporate structure on December 9, 2002, consolidating our operating divisions from four to two. In addition, as we announced in April 2003, we are in the process of restructuring and reducing our workforce and consolidating our facilities. These changes could place a significant strain on our management and operational resources. We cannot assure you that:

•	our personnel, systems, procedures and controls will be adequate to support our future operations;

•	our management will be able to hire, train, motivate or manage required personnel; or

•	our management will be able to successfully identify and exploit existing and potential market opportunities.

     We cannot assure you that our reorganization efforts will be successful or will not impair our ability to manage our business.

     The market price of our Common Stock may further decline as a result of our merger with Proxim, Inc. or our acquisition of Agere’s 802.11 WLAN systems business.

     The market price of our Common Stock declined following our acquisition in 2002 and may further decline as a result of these transactions for a number of reasons, including if:

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

     In this regard, our financial results for the third quarter of 2002 and the first half of 2003 not meet the expectations of financial analysts and the market price of our Common Stock declined.

Our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 WLAN systems business may adversely affect our financial results.

     We incurred transaction costs of approximately $16.7 million in connection with our merger with Proxim, Inc. and approximately $5 million in connection with the Agere asset purchase. If the benefits of these transactions do not exceed the associated costs, including costs associated with integrating these businesses and dilution to our stockholders resulting from the issuance of shares in connection with the merger and the asset purchase and related financing, our financial results, including earnings per share, could be materially harmed. As a result of the reduced demand for our products during the first and second quarters of 2003 and the limited business visibility, we have taken further actions to reduce our operating expenses during the remainder of 2003, and decrease our quarterly revenue breakeven point. We recorded a significant restructuring charge in the second quarter of 2003 primarily related to excess and obsolete inventory, severance payments and closure of certain facilities. Additionally, we will restructure our domestic sales organization to focus on WLAN and WWAN sales and we plan to reduce consignment inventories held by distributors by implementing varies sales promotions within the sales channel.

Products sales could decline if customer relationships are disrupted by our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 WLAN systems business.

     The merger with Proxim, Inc. or the Agere asset purchase may have the effect of disrupting customer relationships. Former customers of Western Multiplex, Proxim, Inc. and Agere may not continue their current buying patterns following these transactions and the subsequent integration of our operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of the combined company or may instead purchase products of competitors. Any significant delay or reduction in orders for our products could cause our products sales to decline.

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

     Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	our ability to successfully manage the integration of operations;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g, IEEE 802.16 or Bluetooth specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint Tsunami systems;

•	our ability to effectively manage product transitions from one generation of product platforms to newer product platform designs, including inventories on hand, product certifications, and customer transitions;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

     Historically, Proxim, Inc., Western Multiplex and the 802.11 WLAN system business do not operate with a significant order backlog and a substantial portion of their revenues in any quarter are derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, we did not achieve our revenue targets in the third quarter of 2002 and the first half of 2003, and we incurred a net loss attributable to the holders of our common stock of $35.1 million and $59.5 million in the third quarter of 2002 and the first half of 2003, respectively.

We have adopted a uniform sell-through method of revenue recognition that may result in greater variability in our revenue recognition and therefore increased fluctuations in our operating results.

     Effective at the beginning of the third quarter of 2002, we adopted a uniform sell-through revenue recognition methodology for products that are sold through U.S. distribution channels with rights of return under accounting principles generally accepted in the United States of America. After the merger of Proxim, Inc. and Western Multiplex, we maintained the historical revenue recognition methods used by the two companies prior to the merger for the respective product lines: a sell-through method for our WLAN, products, and a sell-in method for our WWAN products. We have adopted the sell-through method on a uniform basis because, following the acquisition of Agere’s 802.11 WLAN systems business, which also uses the sell-through method, the WLAN business is expected to represent more than half of Proxim’s revenues, and adopting one uniform method is consistent with the Company’s plans to sell bundled and integrated WLAN and WWAN products. The adoption of the sell-through method of revenue recognition for WWAN products could result in greater variability in our revenue recognition, and, therefore, increased fluctuations in our operating results, because sell-through shipments to customers may not be as predictable as sell-in shipments to distributors.

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

     The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. To finance our acquisition of Agere’s 802.11 WLAN systems business, we entered into a securities purchase agreement with Warburg Pincus and Broadview Capital, who agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our common stock valued at approximately $12.3 million. The remaining $34.0 million of the funding for the acquisition was in the form of convertible notes. Upon receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and we granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock valued at $1.7 million. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share. The Series A Preferred Stock and warrants issued to the investors represented approximately 25% of our outstanding common stock on an as-converted and as-exercised basis as of December 31, 2002. The initial liquidation preference of $25.00 per share attributable to the Series A Preferred Stock bears interest at an annual rate of 8% through the third anniversary of the date of issuance, resulting in an increase in the number of shares of common stock issuable upon conversion of the Series A Preferred Stock over time, to an aggregate of approximately 31.1 million.

     On July 22, 2003, we announced that Warburg Pincus and entities affiliated with Broadview Capital had agreed to collectively invest $30 million, and potentially up to $40 million, in the Company. On July 30, 2003, these investors collectively invested $30 million in the Company and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum. The notes will be exchanged, upon approval at a special meeting of our stockholders, into shares of Series B Preferred Stock. The Series B Preferred Stock, when issued, will be convertible into shares of our common stock at an initial conversion price of $1.15 per share. The conversion price is subject to adjustments and will be revised upward to the extent that the average closing price of our common stock for the fifteen business days following the announcement of the financing transaction exceeds $2.00, and it will be revised downward to the extent that the average closing price falls below $0.88 during the same period. The Series B Preferred Stock will have the rights to a liquidation preference that accretes at 12% per annum compounding quarterly, for its six-year life, with acceleration upon a change in control. Upon conversion of the notes and the issuance of the Series B Preferred Stock, the investors will also be granted warrants to acquire an aggregate of 18.0 million shares of common stock with an exercise price equal to $1.46 per share.

     The shares of Series B Preferred Stock to be issued upon exchange of the notes and the warrants to be issued to the investors are expected to represent approximately 21% of our outstanding capital stock on an as-converted and as-exercised basis, excluding the outstanding employee options to purchase approximately 29.4 million shares of common stock. The Company’s Series A Preferred Stock and warrants held by the investors prior to this transaction represented approximately 16.3% and 7.6%, respectively, of our outstanding capital stock on an as-exercised and as-converted basis (excluding employee options), and as adjusted to account for anti-dilution adjustments on the initial $30 million financing.

     We have agreed to file a registration statement on Form S-1, or, if available, Form S-3, with the Securities and Exchange Commission (the “SEC”) within 30 days following the filing of our annual report on Form 10-K with the SEC for the year ending December 31, 2003. Upon the effectiveness of such registration statement, the investors will have the right to resell any shares of common stock issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock and exercise of all of the warrants.

     In addition to outstanding shares eligible for sale, as of June 27, 2003, options and warrants to acquire 43.2 million shares of our common stock were outstanding. Also, as of June 27, 2003, approximately an additional 25.4 million shares of our common stock were reserved for issuance to our employees under existing and/or assumed stock option plans.

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

     We could be at a disadvantage when compared to competitors, particularly Alcatel, Business Networks AB, Cisco Systems, D-Link, and LinkSys (acquired by Cisco Systems in March 2003), that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation, Alvarion (the merger of Breezecom and Floware), Ceragon Networks, Cisco Systems, DMC Stratex Networks, Enterasys Networks, Harris Corporation, Intersil Corporation (announced on July 15, 2003 that it had entered into a definitive agreement to sell its Wireless Networking Product Group (including its WLAN products) to Globespan Virata, Inc. and expects to close the transaction by the end of the third quarter of 2003), Nokia Corporation, Symbol Technologies and 3Com Corporation.

     We also face competition from a variety of companies that offer different technologies in the emerging home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b and 802.11g products. We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies that integrate network adapters into their products. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

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

     The IEEE is evaluating a number of improvements and enhancements to 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. During the second quarter of 2003, the IEEE approved the 802.11g standard, a high speed extension of 802.11b, offering up to 54 Mbps of throughput, and commercial products are available. In addition, we have begun commercial shipment of and recognized revenue for dual-band adapters that comply with both the 802.11b and the 802.11a standards and a new dual-band 802.11a, b and g WLAN combination solution. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation.

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

     Given the emerging nature of the WLAN and WWAN markets, there can be no assurance that these products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development.

We will depend on international sales and our ability to sustain or expand international sales is subject to many risks, which could adversely affect our operating results.

     During the six months ended June 27, 2003 and the year ended December 31, 2002, international sales accounted for approximately 42% and 38% of our total sales, respectively. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24% and 33% of total revenue during the calendar years 2001 and 2000, respectively. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33% and 18% of total revenue during the calendar years 2001 and 2000, respectively. Agere’s sales of its ORiNOCO products included sales to a number of international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

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

     The economic uncertainty resulting from hostilities in Iraq may continue to negatively impact consumer and business confidence. General economic conditions in the U.S. have caused and may continue to cause U.S. businesses to slow spending on products and to delay sales cycles. Similarly, a continued worsening in the global economy could cause foreign businesses to slow or halt spending on our products. We manufacture a substantial portion of our products outside the U.S., and we may experience delays in the delivery of our products or increased shipping costs as a result of increased security measures. This economic uncertainty may make it more difficult to continue to implement our business strategy and could adversely impact future operating results.

The outbreak of SARS may negatively impact our operations and operating results, given the importance of our business presence in Asia.

     The outbreak of severe acute respiratory syndrome (SARS) that began in Asia and has since spread to Canada and other areas of the world could have a negative impact on our operations and operating results. In particular, we have major third party contract manufacturers, component parts suppliers, customers and sales personnel located in the affected areas of Asia, and our normal operating processes could be hindered by a number of SARS-related factors, including but not limited to:

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

     If the number of cases of SARS increases or spreads to other areas or travel and shipping restrictions are imposed, our business, financial condition, operating results and cash flows could be materially and adversely harmed.

Our revenue may decline and our ability to achieve profitability may be threatened if the demand for wireless services in general and broadband wireless access systems in particular does not continue to grow.

     Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Alcatel, Cisco Systems (including Linksys) and 3Com Corporation, among others, our principal product offerings rely solely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as our Tsunami point-to-multipoint technology and 802.11 technologies in which we are currently investing substantial capital, have only been commercially introduced in the last few years. In addition, we are also investing in the development of products that comply with the emerging 802.16 wireless access standard. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below, in order of importance, the factors that we believe are key to the success or failure of broadband wireless access technology:

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

     A limited number of OEM customers may contribute a significant percentage of our revenue. Sales to one Proxim, Inc. customer in calendar year 2000 represented approximately 12% of total revenue. Agere’s sales of its ORiNOCO products included sales to OEM customers. We expect that sales to a limited number of OEM customers will continue to account for a significant portion of our revenue for the foreseeable future. Proxim, Inc. also experienced quarter-to-quarter variability in sales to each of its major OEM customers. Sales of many of Proxim, Inc.’s wireless networking products depended upon the decision of a prospective OEM customer to develop and market wireless solutions that incorporated Proxim, Inc.’s wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

•	new product introductions;

•	end user demand for OEM customers’ products;

•	joint development efforts;

•	OEM customers’ product life cycles;

•	inventory levels;

•	market and OEM customers’ adoption of new wireless standards;

•	manufacturing strategies;

•	lengthy design-in cycles;

•	pricing;

•	regulatory changes;

•	contract awards; and

•	competitive situations.

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

     Our WWAN business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. One distributor accounted for approximately 14% and 23% of our total revenue in the six months ended June 27, 2003 and year ended December 31, 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. In addition, as we continued the development of our distribution channels, we may consolidate demand through fewer, larger distributors in order the effectively manage a growing base of VARs, resellers and sub-distributors.

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

     We have limited manufacturing capability and limited experience in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. For example, as part of our restructuring charge in the second quarter of 2003, we increased our provision for excess and obsolete inventory by $22.5 million, primarily related to legacy WWAN products. As a part of our restructuring charge in the first quarter of 2002, we increased our provision for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments, primarily related to legacy WLAN products. These provisions related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

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

     Western Multiplex sold its Lynx and Tsunami point-to-point and Tsunami point-to-multipoint products and Agere sold its ORiNOCO products through domestic and international distributors. We intend to add new distributors and value-added resellers for the Tsunami point-to-multipoint products. In general, distributors, value-added resellers and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing our efforts to sell our products. In addition they often focus on specific markets and we will need to add new distributors and value-added resellers as we expand our sales to new markets. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of products ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

Broadband wireless access solutions have some disadvantages and limitations as compared to other alternative broadband access solutions that may prevent widespread adoption, which could hurt our prospects.

     Broadband wireless access solutions, including point-to-point and point-to-multipoint systems, compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our Lynx and Tsunami point-to-point and Tsunami point-to-multipoint solutions fails to develop or develops more slowly than we expect due to this competition, our sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than point-to-point and point-to-multipoint broadband wireless access technologies. Moreover, current point-to-point and point-to-multipoint broadband wireless access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas, including the need for line-of-sight installation and, in the case of operating frequencies above 11 GHz, reduced communication distance in bad weather.

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

     Our success depends to a large extent on the continued services of Mr. Frank Plastina, our new President and Chief Executive Officer, Mr. Keith E. Glover, our Executive Vice President, Chief Financial Officer and Secretary, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters are located. In addition, our employees may experience uncertainty about their participation in the future of the combined company due to the following issues relating to recent business combination transactions: changing employee roles with respect to Proxim’s announced operations strategies, the management of an increasing number of geographically dispersed operations and the related challenges of integrating a growing number of diverse local regulations, customs and practices. These conditions may adversely affect our ability to attract and retain key management, technical, sales and marketing personnel. We must also continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger and morale challenges posed by workforce reductions and restructurings.

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

     The Company’s Series A Preferred Stock and warrants held by Warburg Pincus and Broadview Capital prior to the $30 million financing in July 2003 represented approximately 16.3% and 7.6%, respectively, of our outstanding capital stock on an as-exercised and as-converted basis (excluding employee options), and as adjusted to account for anti-dilution adjustments on the initial $30 million financing. The shares of Series B Preferred Stock to be issued upon exchange of the notes and the new warrants to be issued to the investors are expected to represent approximately 21% of our outstanding capital stock on an as-converted and as-exercised basis, excluding the outstanding employee options to purchase approximately 28.5 million shares of common stock. These stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of these stockholders may be different than those of other stockholders of our company. In addition, the significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquiror from obtaining control of our company.

Holders of our Series A Preferred Stock have rights that are senior to those of our common stock. Upon exchange of outstanding notes for Series B Preferred Stock, the holders of our Series B Preferred Stock will also have rights that are senior to those of our common stock.

     Holders of our Series A Preferred Stock are entitled to receive certain benefits not available to holders of our common stock. In particular:

•	from August 2005 through August 2007, shares of Series A Preferred Stock will be entitled to dividends equal to 8% of their liquidation preference per year, payable, at our election, in cash or shares of our common stock valued at the then-market price;

•	each share of Series A Preferred Stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8%, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	in August 2007, we will be required to redeem all outstanding shares of Series A Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change of control of our company, we will have the right to convert the Series A Preferred Stock into common stock if upon such conversion the holders of Series A Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or repurchase the Series A Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to August 2005, the liquidation preference will increase as necessary to provide for three years of accretion;

•	holders of Series A Preferred Stock have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series A Preferred Stock, which initially shall be approximately $3.06 per share, will be subject to customary weighted average anti-dilution adjustments and other customary adjustments; and

•	the approval of holders of a majority of the Series A Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series A Preferred Stock, and any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock.

If approved at a special meeting of our stockholders, we will exchange the notes issued to Warburg Pincus and Broadview Capital in July 2003 for shares of Series B Preferred Stock. Upon such issuance, holders of our Series B Preferred Stock will be entitled to receive certain benefits not available to holders of our common stock. In particular:

•	each share of Series B Preferred Stock will have an initial liquidation preference of $100.00 and the liquidation preference will bear interest at an annual rate of 12%, compounded quarterly, for six years from the date of issuance. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	on the sixth anniversary of the issuance of the Series B Preferred Stock, we will be required to redeem all outstanding shares of Series B Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change of control of our company, the holders of the Series B Preferred Stock will have the right to convert the Series B Preferred Stock into common stock if upon such conversion the holders of Series B Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or offer to repurchase the Series B Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to the sixth anniversary of the issuance of the Series B Preferred Stock, the liquidation preference will increase as necessary to provide for six years of accretion; provided, however, that if a change of control occurs within nine months of the issuance of the Series B Preferred Stock, the accretion amount will be capped at 80% of its maximum value;

•	holders of Series B Preferred Stock will have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series B Preferred Stock, which initially shall be approximately $1.15 per share (subject to initial adjustments as described in Note 16), will be subject to customary weighted average anti-dilution adjustments and other customary adjustments; and

•	the approval of holders of a majority of the Series B Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series B Preferred Stock, any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock and, while the Company is still eligible for an investment of an additional $10 million from the holders of Series B Preferred Stock, any offer, sale or issuance of our equity or equity-linked securities that have an effective purchase price lower than 65% of the conversion price for the Series B Preferred Stock.

For so long as Warburg Pincus owns at least 25% of its shares of Series A Preferred Stock or the common stock issuable on conversion of its Series A Preferred Stock and exercise of its warrants, Warburg Pincus will have the right to nominate for election one member of our board of directors, who will sit on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market. In addition, following the issuance of the notes to Warburg Pincus and Broadview Capital in July 2003, for so long as the notes are outstanding or each of Warburg Pincus and Broadview Capital owns at least 25% of its shares of Series B Preferred Stock or the common stock issuable on conversion of its Series B Preferred Stock and exercise of its warrants, Warburg Pincus and Broadview Capital shall each have the right to nominate for election one additional member of our board of directors, who will sit on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market.

     We are obligated to register the common stock issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock and upon exercise of all warrants held by the investors on a resale registration statement with the Securities and Exchange Commission.

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

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001, Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference. The case is scheduled to go to trial in September 2003.

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

     As a result of the settlement with Agere Systems and its customers on August 5, 2002, and the settlement with Intersil and its customers on March 17, 2003, the only patent infringement litigation that remains open relates to Symbol Technologies’ suit against Proxim, and Proxim’s suit and related counterclaims against Symbol Technologies.

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

We may not be able to continue to meet the listing criteria for the Nasdaq National Market, which would adversely affect the ability of investors to trade our common stock and could adversely affect our business and financial condition.

     We cannot assure you that we will be able to maintain the listing of our common stock on the Nasdaq National Market, or that we will be able to meet the listing criteria for the Nasdaq SmallCap Market. In particular, from time to time in recent periods, the bid price of our Common Stock has closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. If as a result of the application of these listing requirements, our common stock is delisted from The Nasdaq National Market, our common stock would become more difficult to buy and sell. In addition, our common stock could be subject to certain rules placing additional requirements on brokers-dealers who sell or make a market in our securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, which would adversely affect the ability of investors to resell our common stock. In addition, our ability to secure additional capital in financing transactions with investors might be impacted, which would adversely affect our business and financial condition.

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

We are incurring additional costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.

     We are spending an increased amount of management time and external resources to analyze and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and listing requirements. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to these compliance activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting mainly of corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 27, 2003, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Exchange Rate Risk

     We currently have operations in the United States and several countries in South America, Europe and Asia. The functional currency of all our operations is the U.S. dollar. Though some expenses are incurred in local currencies by our overseas operations, substantially all of our transactions are made in U.S. dollars; hence, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.

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

Investment Risk

     We are exposed to market risk as it relates to changes in the fair value of our investments. We invest in equity investments in a public company for business and strategic purposes and we have classified these securities as available-for-sale. We also invest in equity instruments in a private company. These equity investments, primarily in technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of June 27, 2003, we had unrealized gain of $711,000 which was recorded as a separate component of stockholders’ equity. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control.

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

     In addition, we reviewed our internal controls. During the second quarter of 2003, we implemented a new Oracle manufacturing management and financial system. As part of this implementation, we updated our policies, procedures and practices in order to create a uniform internal control environment worldwide. We believe that this uniform internal control environment improves the efficiency and effectiveness of our systems as we integrate our operations worldwide. Other than as related to the Oracle implementation, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls, subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

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

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims. On December 18, 2001, Proxim, Inc. filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference. The case scheduled to go to trial in September 2003.

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

     As a result of the settlement with Agere Systems and its customers on August 5, 2002, and the settlement with Intersil and its customers on March 17, 2003, the only patent infringement litigation that remains open relates to Symbol Technologies’ suit against Proxim, and Proxim’s suit and related counterclaims against Symbol Technologies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of our stockholders was convened and adjourned on May 29, 2003. On June 3, 2003, the annual meeting was reconvened at 10:00 am local time at the Company’s principal executive offices located at 935 Stewart Drive in Sunnyvale, California.

     At the annual meeting, an election of directors was held with the following individuals being elected to our Board of Directors as Class II directors for a three-year term expiring at the 2006 annual meeting of stockholders:

     Jeffrey D. Saper
     Joseph R. Wright, Jr.

     With respect to the nomination of Mr. Saper, the number of votes cast in favor of reelection was 134,890,041 and the number of votes withheld was 1,844,442. With respect to the nomination of Mr. Wright, the number of votes cast in favor of reelection was 134,907,550 and the number of votes withheld was 1,826,933. Following the annual meeting, Lorenzo A. Bettino, Merle L. Gilmore and Jonathan N. Zakin continued to serve as Class II directors for the remainder of a three-year term expiring at the 2004 annual meeting of stockholders, and David C. King and Kenneth E. Westrick continued to serve as Class I directors for the remainder of a three-year term expiring at the 2005 annual meeting of stockholders.

     Other matters voted upon at the annual meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1.	To approve a proposed amendment to Proxim’s Amended and Restated Certificate of Incorporation to increase the total number of shares of stock that the Company shall have authority to issue from 325,000,000 to 425,000,000, to make corresponding adjustments in the number of shares of such authorized common stock designated as Class A common stock and Class B common stock, and to reflect certain related voting rights of Series A preferred stock. The number of affirmative votes for this proposal was 99,301,563, the number of negative votes was 6,127,980, the number of broker non-votes was 31,161,319 and the number of abstained votes was 143,621.

2.	To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2003. The number of affirmative votes for this proposal was 135,542,038, the number of negative votes was 969,081 and the number of abstained votes was 223,364.

ITEM 5. OTHER INFORMATION.

     On May 5, 2003, we announced that Frank Plastina had been appointed President and Chief Executive Officer of Proxim and had joined Proxim’s Board of Directors. Following Mr. Plastina’s appointment and until August 5, 2003, Jonathan Zakin, Proxim’s former Chairman and Chief Executive Officer, continued as Chairman of the Board of Directors to work with Mr. Plastina on strategic initiatives and investor relations. Proxim is currently endeavoring to appoint a new Chairman of the Board of Directors.

     On June 9, 2003, Proxim and David King entered into a Second Amendment to King Employment Agreement. As previously disclosed, Mr. King’s Employment Agreement provided for the assumption by Proxim of Proxim, Inc.’s guaranty of Mr. King’s obligations concerning certain margin accounts. In March 2001, Proxim, Inc. entered into a guaranty in favor of an investment bank, guaranteeing up to $5 million of the obligations of Mr. King, who was then serving as Proxim, Inc.’s Chief Executive Officer, to the investment bank. In consideration for this guaranty, Mr. King entered into a reimbursement and security agreement with Proxim, Inc. pursuant to which Mr. King is obligated, among other things, to pay a guaranty fee to Proxim, Inc. or any successor company. In October 2002, following a decline in the share price of Proxim’s Common Stock, the investment bank demanded that Mr. King deposit sufficient funds into his account to discharge his indebtedness. After making certain payments to the investment bank, Mr. King indicated that he was unable to promptly pay the remaining $5 million of debt in his margin account. The investment bank called Proxim’s guaranty and Proxim made a payment to the investment bank of $5 million on October 15, 2002. In January 2003, Mr. King made a cash payment of $500,000 to the Proxim. We assessed the recoverability of the remaining balance of the loan with respect to Mr. King’s current financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This charge does not constitute forgiveness of Mr. King’s indebtedness to the Company. Mr. King remains subject to the terms and conditions of the reimbursement and security agreement and is obligated to reimburse Proxim for payments that Proxim made to the investment bank under the guaranty. Pursuant to terms of the Employment Agreement, as amended on June 9, 2003, Mr. King agreed to forfeit the severance payment of approximately $1.4 million he would otherwise be entitled to receive following his resignation from the Company in exchange for the extension of the post-termination exercise period applicable to Mr. King’s options from a term of twelve months to sixty months. In addition, in the event Mr. King sells any of the shares of the Company’s common stock which Mr. King acquires upon exercise of any option granted to him by Proxim, Mr. King is obligated to remit or cause to have remitted to Proxim a portion of the proceeds, less applicable income taxes, as partial repayment of Mr. King’s indebtedness to the Company relating to the October 15, 2002 payment by the Company to the investment bank of its guaranty of Mr. King’s indebtedness to the investment bank. On July 7, 2003, Mr. King tendered his resignation from his position as Vice Chairman of the Board of Directors and from all other positions Mr. King then held with, and committees on which he then served on behalf of, the Company, effective immediately.

     Effective July 30, 2003 and in accordance with the Securities Purchase Agreement dated July 22, 2003 by and among Proxim, Warburg Pincus and Broadview Capital, Jeffrey A. Harris and Steven Brooks were appointed as members of our Board of Directors. Mr. Harris shall serve as a Class III director and Warburg Board Designee, as such term is defined in the Securities Purchase Agreement, and Mr. Brooks shall serve as a Class II director and Broadview Board Designee, as such term is defined in the Securities Purchase Agreement. The Securities Purchase Agreement was filed with the Securities and Exchange Commission on July 29, 2003 as Exhibit 2.1 to Proxim’s current report on Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits
10.44	Employment Agreement, dated April 24, 2003, by and between the Registrant and Franco Plastina.

10.45	Second Amendment to Employment Agreement, dated June 9, 2003, by and between the Registrant and David C. King.

10.46	Letter Agreement, dated as of June 13, 2003, by and between the Registrant and Silicon Valley Bank.*

10.47	Accounts Receivable Financing Agreement, dated as of June 13, 2003, by and between the Registrant and Silicon Valley Bank.*

10.48	Temporary Overadvance Agreement, dated as of June 23, 2003, by and between the Registrant and Silicon Valley Bank.*

* Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
B.	Reports on Form 8-K

Date	Item Reported

April 4, 2003	On April 3, 2003, the Registrant issued a press release announcing preliminary financial results for the quarter ended March 28, 2003 and furnished its press release on Form 8-K.

April 15, 2003	On April 15, 2003, the Registrant issued a press release announcing financial results for the quarter ended March 28, 2003 and furnished its press release on Form 8-K.

May 13, 2003	On May 5, 2003, the Registrant announced that Frank Plastina had been appointed President and Chief Executive Officer and would join the Registrant’s Board of Directors.

May 22, 2003	On May 21, 2003, the Registrant received a letter from The Nasdaq Stock Market, Inc. (“Nasdaq”) confirming that the Registrant had regained compliance with the listing requirements for inclusion on Nasdaq pursuant to Nasdaq’s Marketplace Rules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	Proxim Corporation

By: /s/ Keith E. Glover Keith E. Glover Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Proxim Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Franco Plastina, President and Chief Executive Officer of Proxim Corporation, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	By: /s/ Franco Plastina Franco Plastina President and Chief Executive Officer

Proxim Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith E. Glover, Executive Vice President, Chief Financial Officer and Secretary of Proxim Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Proxim Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	By: /s/ Keith E. Glover Keith E. Glover Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

10.44	Employment Agreement, dated April 24, 2003, by and between the Registrant and Franco Plastina.
10.45	Second Amendment to Employment Agreement, dated June 9, 2003, by and between the Registrant and David C. King.
10.46	Letter Agreement, dated as of June 13, 2003, by and between the Registrant and Silicon Valley Bank.*
10.47	Accounts Receivable Financing Agreement, dated as of June 13, 2003, by and between the Registrant and Silicon Valley Bank.*
10.48	Temporary Overadvance Agreement, dated as of June 23, 2003, by and between the Registrant and Silicon Valley Bank.*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003.