Form 10-Q
period 2003-09-26
PROXIM CORP
filed 2003-11-10
CIK 1112263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2003

or

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of November 5, 2003, was 122,700,096. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PROXIM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	December 31,
	2003	2002

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,512	$16,535
Short-term investments	1,085	513
Accounts receivable, net	17,409	30,535
Asset held for sale	3,041	—
Inventory, net	24,937	36,799
Other current assets	4,288	4,657

Total current assets	63,272	89,039
Property and equipment, net	7,828	10,110
Goodwill, net	9,726	9,726
Intangible assets, net	45,697	61,926
Restricted cash	1,990	2,489
Other assets	2,555	4,133

Total assets	$131,068	$177,423

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,848	$18,147
Capital lease obligations, current	1,060	—
Accrued royalties and interest	25,819	—
Other accrued liabilities	20,952	16,917
Convertible promissory note	30,000	—

Total current liabilities	95,679	35,064
Capital lease obligations, long-term	1,075	—
Long-term debt	101	101
Restructuring accruals, long-term	10,001	26,579

Total liabilities	106,856	61,744

Commitments and contingencies (Notes 13 and 15)
Mandatorily redeemable convertible preferred stock: Series A, par value $.01; 3,000,000 shares authorized, issued and outstanding at September 26, 2003 and December 31, 2002, respectively	71,258	64,412

Stockholders’ equity (deficit):
Common stock, Class A, par value $.01; authorized 200,000,000 shares: 122,173,376 and 162,328,944 shares issued and outstanding at September 26, 2003 and December 31, 2002, respectively	1,628	1,623
Common stock, Class B, par value $.01; authorized 100,000,000 shares: no shares issued and outstanding at September 26, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	334,441	335,830
Treasury stock, at cost; 42,185,534 shares at September 26, 2003 and December 31, 2002	(21,585)	(21,585)
Notes receivable from stockholders	(711)	(898)
Accumulated deficit	(361,698)	(264,010)
Accumulated other comprehensive income	879	307

Total stockholders’ equity (deficit)	(47,046)	51,267

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$131,068	$177,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Product revenue	$35,058	$24,118	$103,892	$94,709
License revenue	—	—	6,000	—

Total revenue	35,058	24,118	109,892	94,709
Cost of revenue	22,041	14,091	64,670	54,730
Royalty charges	22,869	—	22,869	—
Restructuring provision for excess and obsolete inventory	—	—	22,549	12,659

Gross profit (loss)	(9,852)	10,027	(196)	27,320

Operating expenses:
Research and development	4,915	8,699	19,032	20,543
Selling, general and administrative	13,179	15,220	37,720	35,617
Legal expense for certain litigation	1,700	—	5,700	—
Amortization of intangible assets	5,364	4,606	16,229	6,959
Amortization of deferred stock compensation	—	316	—	741
Bad debt arising from restructuring	2,305	—	2,305	—
Restructuring charges (benefit)	(5,194)	2,335	7,298	41,295
In-process research and development	—	10,364	—	16,100

Total operating expenses	22,269	41,540	88,284	121,255

Loss from operations	(32,121)	(31,513)	(88,480)	(93,935)
Interest income (expense), net	(4,434)	(355)	(4,527)	16

Loss before income taxes	(36,555)	(31,868)	(93,007)	(93,919)
Income tax provision	—	—	—	3,224

Net loss	(36,555)	(31,868)	(93,007)	(97,143)
Deemed Series A preferred stock dividend	—	(2,740)	—	(2,740)
Accretion of Series A Preferred Stock redemption obligations	(1,596)	(476)	(4,681)	(476)

Net loss attributable to common stockholders	$(38,151)	$(35,084)	$(97,688)	$(100,359)

Net loss per share attributable to common stockholders — basic and diluted	$(0.31)	$(0.29)	$(0.81)	$(1.00)

Shares used to compute net loss per share — basic and diluted	121,985	119,557	121,324	100,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 26,	September 27,
	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(93,007)	$(97,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax assets	—	12,624
Depreciation and amortization	18,669	10,567
Restructuring provision for excess and obsolete inventory	22,549	12,659
Bad debt arising from restructuring	2,305	—
Restructuring charges (benefit)	(2,668)	41,295
In-process research and development	—	16,100
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable, net	10,821	7,790
Inventory, net	(10,687)	(25,690)
Restricted cash and other assets, current and non-current	1,946	(1,933)
Accounts payable and other accrued liabilities	535	6,891
Accrued royalties and interest	25,819	—

Net cash used in operating activities	(23,718)	(16,840)

Cash flows from investing activities:
Purchase of property and equipment	(2,873)	(3,146)
Purchase of an asset held for sale	(9,966)	—
Proceeds from repayment of loan to officer	500	—
Sale of short-term investments	—	6,943
Net cash used in business combinations	—	(50,577)

Net cash used in investing activities	(12,339)	(46,780)

Cash flows from financing activities:
Borrowings on capital lease obligations	1,605	—
Principal payments on capital lease obligations	(539)	—
Proceeds from repayments of notes receivable from stockholders	187	20
Proceeds from issuance of Series A preferred stock	—	41,000
Proceeds from issuance of convertible promissory note	30,000	34,000
Issuance of common stock, net	781	919
Purchase of treasury stock	—	(618)

Net cash provided by financing activities	32,034	75,321

Net increase (decrease) in cash and cash equivalents	(4,023)	11,701
Cash and cash equivalents at beginning of period	16,535	16,552

Cash and cash equivalents at end of period	$12,512	$28,253

Supplemental disclosures:
Income taxes refund received	$1,655	$7,938

Interest payments on capital lease obligations	$51	$—

Non-cash transactions:
Properties and equipment acquired under capital leases	$1,069	$—

Issuance of common stock and stock options assumed in connection with business combinations	$—	$159,039

Restructuring charges	$—	$10,136

Accretion of Series A Preferred Stock redemption obligations	$6,846	$834

Warrants issued in connection with Series A preferred stock	$—	$12,345

Deemed preferred stock dividend	$—	$2,740

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

      Western Multiplex was founded in 1979 in Sunnyvale, California, as a vendor of radio components and related services. In 1992, Western Multiplex became a designer and manufacturer of broadband wireless systems and launched its Lynx broadband wireless systems. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging data and voice network traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation, or WirelessHome, in March 2001, Western Multiplex developed Tsunami point-to-multipoint systems designed to enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001.

Liquidity and Significant Events

      Agreement to Sell Property. On September 12, 2003, the Company completed its purchase of a property it had previously been leasing in Sunnyvale, California and terminated the lease (see Note 14). Subsequent to the purchase, the Company placed the property on the market for sale. On October 22, 2003, the Company entered into an agreement to sell the property for approximately $3.5 million, which sale is scheduled to close on or before December 30, 2003. The purchaser’s obligation to purchase the property is conditioned upon its approval of the condition of the property, title, survey and zoning and purchaser’s satisfaction of its ability to finance the property. As of September 26, 2003, the property was recorded as an asset held for sale of $3.0 million, representing its estimated net realizable value.

      Amended Exchangeable Promissory Notes. On July 22, 2003, the Company announced that Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates (collectively, the “Investors”) had agreed to collectively invest $30 million, and potentially up to $40 million, in the Company. On July 30, 2003, these Investors collectively invested $30 million, and the Company issued short-term secured exchangeable promissory notes bearing interest at 25% per annum pursuant to that certain securities purchase agreement dated July 22, 2003. On October 21, 2003, the Company amended and restated its securities purchase agreement (the “Amended Agreement”) with the Investors and its $30 million short-term secured promissory notes issued to these Investors on July 30, 2003. The amended and restated secured exchangeable promissory notes (the “Amended Notes”) will continue to bear interest at 25% per annum, subject to increase on an event of default or if the Company calls an additional borrowing of $5 million from the Investors prior to its special meeting of stockholders. The Amended Notes are due upon the earliest of:

•	the occurrence of an event of default, as defined in the Amended Notes, subject to election by the holders of at least a majority of the aggregate principal amount outstanding, except in the case of an event of default relating to bankruptcy or insolvency or similar proceedings;

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	any date upon which a holder of an Amended Note demands payment upon the occurrence of a change of control, as defined; and

•	September 30, 2004.

An event of default triggered by a material adverse change, as defined in the Amended Agreement, includes (i) any additional adverse ruling or judgment in the Company’s pending patent infringement litigation with Symbol Technologies, Inc. (“Symbol”) that requires the Company and/or any of its subsidiaries to render payment or post a bond equal to or greater than $10 million (whether or not such payment has been made or bond posted as of such date) and (ii) any other additional adverse rulings or judgments made against the Company and/or any of its subsidiaries in the patent infringement litigation with Symbol or any other litigations, the effects of which rulings or judgments are material and adverse to the Company and its subsidiaries, taken as a whole.

      The terms previously providing for automatic exchange of the secured promissory notes, upon stockholder approval, for shares of Series B mandatorily redeemable convertible preferred stock (“Series B Preferred Stock”) were modified to provide for exchange at the Investors’ sole discretion following stockholder approval. The Series B Preferred Stock issuable upon exchange of the Amended Notes, if any, will be convertible into shares of the Company’s Class A common stock at a conversion price of $1.15 per share, as previously agreed. In accordance with the Amended Agreement, the Series B Preferred Stock will have rights to a liquidation preference that accretes at 14% per annum compounding quarterly for seven years, with acceleration upon a change of control, as defined, or a material asset sale, as defined. The Series B Preferred Stock, if issued, also will be entitled to weighted average conversion price adjustments for dilutive issuances and subscription rights in certain equity financings. The Company will have the right to require conversion of the Series B Preferred Stock after five years if the closing price of the Company’s common stock exceeds 300% of the conversion price for ninety consecutive trading days.

      Upon receipt of stockholder approval, the Company will issue to the Investors warrants to purchase an aggregate of 18 million shares of Class A common stock with an exercise price of $1.46, as previously agreed, and warrants to purchase 6 million shares of Class A common stock having an exercise price equal to $1.53 per share (collectively, the “Warrants”). Assuming exchange of $30 million in aggregate principal amount of the Amended Notes, together with accrued interest, on September 30, 2004, the shares of Series B Preferred Stock to be issued upon exchange of the Amended Notes and the Warrants would be expected to represent approximately 14.3% and 10.1%, respectively, of the Company’s outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding outstanding employee options and warrants to purchase approximately 31.7 million shares of common stock. Prior to this transaction and excluding the effects of the Investors’ initial $30 million financing on July 30, 2003, the Company’s Series A mandatorily redeemable convertible preferred stock (“Series A Preferred Stock”) and warrants currently held by the Investors (the “Existing Warrants”) represented approximately 16.7% and 7.6%, respectively, of the Company’s outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants to purchase approximately 31.7 million shares of common stock. Assuming the issuance of the Series B Preferred Stock upon exchange of the Amended Notes on September 30, 2004 and the issuance of the Warrants, the Series A Preferred Stock and the Existing Warrants would be expected to represent an aggregate of approximately 17.1% and 7.2%, respectively, of the Company’s outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants, and as adjusted to account for anti-dilution adjustments in connection with the issuance of the Amended Notes.

      The Investors have also agreed to make available to the Company an additional $10 million, issuable in exchange for senior secured exchangeable promissory notes (the “New Notes”) with the same terms as, but senior to, the Amended Notes. Of this amount, the Investors have agreed to permit the Company to call an investment of $5 million prior to stockholder approval and the balance for up to 90 days following stockholder

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval at the special meeting, provided in each case that no event of default has occurred. If the Company calls an investment of $5 million prior to stockholder approval, the interest rate on all outstanding indebtedness to the Investors will increase by 5% until such time as stockholder approval is obtained. The interest rate on all outstanding indebtedness also increases by 5% upon the occurrence of an event of default under the Amended Notes or New Notes, or otherwise from and after the maturity date. Additional information regarding the Amended Agreement, the Amended Notes, Series B Preferred Stock and the Warrants is set forth in the Company’s Current Report on Form 8-K, including the exhibits thereto, filed with the Securities and Exchange Commission on October 27, 2003.

      The Company will hold a special meeting of stockholders to approve the Investors’ right to exchange the Amended Notes for Series B Preferred Stock and the issuance of the Warrants on December 12, 2003. In the event that the Company’s stockholders do not approve the exchange of the Amended Notes and the issuance of the Warrants, an event of default or change of control occurs, or the Investors decide not to exchange the Amended Notes for Series B Preferred Stock, the Company may be required to repay the Amended Notes upon the earlier of demand by the Investors or the September 30, 2004 maturity date. If the Company were required to repay the Amended Notes, the Company would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, the Company would most likely have insufficient cash to repay the Amended Notes, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

      Amended Credit Facility. The Company amended and restated its secured financing agreements with Silicon Valley Bank in June and July 2003 and then further amended these agreements in October 2003. The financial covenant requiring the Company to maintain cash and cash equivalents of an amount not less than $8 million, as amended, was reduced to $4 million. As amended, the events of default also include any judgment, restraining order, injunction, any material adverse development in connection with the Company’s litigation with Symbol, or failure of the Company to advise Silicon Valley Bank of all material developments in this litigation. See Note 14 for further description of the amended credit facility.

      Litigation with Symbol. On September 15, 2003, Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. The jury found that certain of the Company’s products infringe two of Symbol’s patents and assessed a 6% royalty on the Company’s sales of these products from January 1, 1995. Accordingly, the Company recorded an accrual for estimated royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. Proceedings will continue with the court to conduct a bench trial on the Company’s remaining equitable defenses not addressed by the jury. The Company has not been enjoined from continued sales of these products and royalty payments, if any, on these sales have not been determined by the court. The Company will continue to evaluate and review its estimate of the royalties and interest payable from time to time for any indications that could require it to change its assumptions related to the amount already recorded.

Risks and Uncertainties

      With respect to the jury verdict in the Company’s litigation with Symbol, as described above, the Company does not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings. The Company intends to vigorously defend itself in Symbol’s suit against the Company and the Company’s suit and related counterclaims against Symbol and to consider all available options after the conclusion of all matters before the court.

      If the proceedings before the court in the Company’s litigation with Symbol are not decided in the Company’s favor, the Company would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or the Company would be required to post a bond in order to appeal the

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court’s decision. Any additional adverse ruling or judgment in this litigation that requires the Company to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to the Company, triggers an event of default under the Amended Notes. Upon such occurrence, the Investors would have the ability to require the Company to repay the Amended Notes and to prevent the Company from calling an additional $10 million investment. In addition, any judgment, restraining order, injunction or any material adverse development in this litigation triggers an event of default under the Silicon Valley Bank credit facility. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts.

      The Company has incurred substantial losses and negative cash flows from operations during the nine months ended September 26, 2003 and the years ended December 31, 2002 and 2001, and has an accumulated deficit of $361.7 million as of September 26, 2003. If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the Amended Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, it would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, it would most likely have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 26, 2003, the condensed consolidated statements of operations for the three and nine months ended September 26, 2003 and September 27, 2002 and the condensed consolidated statements of cash flows for the nine months ended September 26, 2003 and September 27, 2002, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three and nine months ended September 26, 2003 and September 27, 2002 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

Note 2 — Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 beginning on January 1, 2003. SFAS No. 146 is applied prospectively upon adoption.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee and further requires a guarantor to provide additional disclosures regarding guarantees. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods that end after December 15, 2002. The Company adopted FIN 45 in the quarter ended December 31, 2002 and the adoption of the disclosure provisions within this Interpretation did not have a material effect on the Company’s consolidated financial statements.

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 — Recent Significant Business Combinations

Acquisition of the 802.11 WLAN Systems Business of Agere Systems, Inc.

      On August 5, 2002, the Company completed its acquisition of the 802.11 WLAN systems business of Agere, including its ORiNOCO product line, for $65.0 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock (Note 11) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed Preferred Stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to Common stockholders. The remaining $34.0 million was in the form of convertible notes. Upon the receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and warrants to purchase approximately 5.6 million shares of Common Stock valued at approximately $1.7 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share, valued at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 24% of Proxim’s outstanding common stock on an as-converted and as-exercised basis including dividends as of October 22, 2003. In addition, in connection with the transaction, the Company entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to the Company at specified prices. Total consideration of $70.0 million for the acquisition comprised of $65.0 million in cash and transaction costs of approximately $5.0 million.

      The purpose of the acquisition was to gain key technology and establish a leadership position in the broadband wireless access systems market.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The core and developed technology acquired include 900MHz, RangeLAN, Harmony, 802.11a and Skyline products for the enterprise/commercial markets; Symphony HomeRF, HomeRF 2.0 and Netline products for the home/ SOHO markets; and Stratum and Stratum MP products for the building-to-building markets. These products have already achieved technological feasibility in the marketplace. The fair value assigned to the core technology and developed technology totaled $18.0 million and $12.0 million respectively, and is being amortized over the expected life of its cash flows.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Financial Information

      The following table represents unaudited pro forma financial information for the nine months ended September 27, 2002 had Proxim Corporation, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been combined as of January 1, 2002. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been a combined company during the specified period. The pro forma results include the effects of the amortization of identifiable intangible assets and adjustments to the income tax provision or benefits and accretion of Preferred Stock redemption obligations. The pro forma combined results exclude the $4.5 million, $1.2 million and $10.4 million charges for acquired in-process technology from Proxim, Inc., nBand, and the 802.11 WLAN systems business of Agere (in thousands except per share data):

Nine Months Ended
September 27, 2002

Total revenue	$156,102
Net loss attributable to common stockholders	$(117,907)
Basic and diluted net loss per share attributable to common stockholders	$(1.08)

Shares used to compute basic and diluted net loss per share	109,162

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Data

      The Company paid cash of $50,577,000 in connection with its business combinations with Proxim, Inc., nBand and the 802.11 wireless LAN systems business of Agere in the nine months ended September 27, 2002, described below (in thousands):

Nine Months Ended
September 27, 2002

Purchase price	$246,454
Common stock issued	(159,039)
Accrued transactions costs	(877)

Cash paid	86,538
Less: cash acquired	(35,961)

Net cash used in business combinations	$50,577

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

      Goodwill, net of impairment charge and accumulated amortization, consist of the following as of September 26, 2003 and December 31, 2002 (in thousands):

Amount

Goodwill, net:
GTI	$17,126
WirelessHome	18,775
Proxim, Inc.	79,847
802.11 WLAN systems business	23,086

Total goodwill before impairment	138,834
Less: impairment charge	(129,108)

Goodwill, net	$9,726

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	September 26,	December 31,
	2003	2002

Acquired intangible assets, net:
WirelessHome and other	$—	$136
Proxim, Inc.	20,875	27,068
802.11 WLAN systems business	24,822	34,722

Intangible assets, net	$45,697	$61,926

      Acquired intangible assets by categories as of September 26, 2003 consist of the following (in thousands):

	Gross Carrying	Accumulated
	Amounts	Amortization

Amortized intangible assets:
Core Technology	$26,531	$7,392
Developed Technology	29,036	16,052
Customer Relationships	8,995	3,498
Patents	3,439	1,271

Total	$68,001	$28,213

Unamortized intangible assets:
Tradename	$5,909

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

		Estimated Cost to	Risk-Adjusted Discount
		Complete Technology at	Rate for In-Process
	Year	Time of Acquisition	Research and Development

802.11 WLAN systems business	2002	$1,322	50.0%
Proxim, Inc.	2002	$2,387	30.0%

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 4 — Balance Sheet Components

	September 26,	December 31,
	2003	2002

	(In thousands)
Investments:
Corporate bonds and time deposits	$1,990	$2,489
Equity investment in a wireless company listed in Canada	1,085	513

	3,075	3,002
Less: long-term, restricted portion	(1,990)	(2,489)

Current portion	$1,085	$513

Accounts receivable, net:
Gross accounts receivable	$43,055	$52,750
Less: deferred revenue	(14,737)	(14,715)
Allowances for bad debts, sales returns and price protection	(10,909)	(7,500)

	$17,409	$30,535

Inventory, net:
Raw materials	$10,495	$37,472
Work-in-process	2,848	5,820
Finished goods	13,224	17,523
Consignment inventories	9,432	8,829

	35,999	69,644
Less: reserve for excess and obsolete inventory	(11,062)	(32,845)

	$24,937	$36,799

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 26,	December 31,
	2003	2002

	(In thousands)
Property and equipment, net:
Computer and test equipment	$11,397	$18,102
Furniture and fixtures	184	890
Leased assets	2,674	—
Leasehold improvements	438	265

	14,693	19,257
Less: accumulated depreciation and amortization	(6,865)	(9,147)

	$7,828	$10,110

Goodwill, net:
Goodwill	$148,433	$148,433
Less: impairment charge	(129,108)	(129,108)
Accumulated amortization	(9,599)	(9,599)

	$9,726	$9,726

Intangible assets, net:
Core technology	$26,531	$26,531
Developed technology	29,036	29,036
Customer relationships	8,995	8,995
Tradename	5,909	5,909
Patents	3,439	3,439

	73,910	73,910
Less: accumulated amortization	(28,213)	(11,984)

	$45,697	$61,926

Other accrued liabilities:
Restructuring accruals, current portion	$7,951	$3,871
Accrued unconditional project commitments	2,432	1,509
Accrued compensation	3,344	3,921
Accrued warranty costs	1,660	2,041
Other	5,565	5,575

	$20,952	$16,917

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the movements in allowance for bad debt, sales returns and price protection and product warranty costs during the nine months ended September 26, 2003 (in thousands):

	Allowance for Bad Debt,	Product
	Sales Returns and	Warranty
	Price Protection	Costs

Balance as of December 31, 2002	$7,500	$2,041
Additional provision	6,031	132
Settlements made during the period	(2,622)	(513)

Balance as of September 26, 2003	$10,909	$1,660

Note 5 — Revenue Information and Concentration of Credit Risks

      The Company’s products are grouped into two product lines: WWAN and WLAN product lines. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes 802.11a and ORiNOCO products and license revenue. Prior to the March 26, 2002 merger with Proxim, Inc., the Company did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc., and prior to August 5, 2002, for the ORiNOCO products acquired from Agere, are not reported in the table below. Revenue information by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
Product Line	2003	2002	2003	2002

WWAN	$17,324	$4,193	$52,736	$57,643
WLAN	17,734	19,925	57,156	37,066

Total revenue	$35,058	$24,118	$109,892	$94,709

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

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
Geographic Region	2003	2002	2003	2002

North America	$21,464	$16,744	$64,939	$56,691
International	13,594	7,374	44,953	38,018

Total revenue	$35,058	$24,118	$109,892	$94,709

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable is reasonable assured. Additionally, the Company recorded a charge of $3.0 million in the first quarter of 2003 for legal fees and other litigation-related expenses associated with this settlement and the defense of the Company’s intellectual property.

      Two customers accounted for 16.6% and 13.2% of total revenue for the three months ended September 26, 2003, and one customer accounted for 14.9% of total revenue for the three months September 27, 2002. One customer accounted for 13.9% and 21.2% of total revenue for the nine months ended September 26, 2003 and September 27, 2002, respectively.

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

      Due to these factors, inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the nine months ended September 26, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Provision for excess and obsolete inventory	22,549
Inventory scrapped	(44,332)

Balance as of September 26, 2003	$11,062

Note 7 — Restructuring Charges for Severance and Excess Facilities

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

      During the year ended December 31, 2002, the Company recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to the closure of certain facilities and severance pay. The charges included $40.8 million of cash provisions, including severance of $7.4 million for 194 employees, $33.1 million for future lease commitments, net of estimated future sublease receipts, exit costs related to the closure of four facilities, and consulting fees of $0.3 million. The charges also included $2.4 million of non-cash provisions related to property and equipment that will no longer be used at the facilities. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual costs for closures of facilities could exceed the original estimate.

      During the nine months ended September 26, 2003, the Company recorded restructuring charges of $7.3 million, consisting of $23.8 million of cash provisions and $3.3 million of non-cash provisions for abandoned property and equipment, partially offset by a $19.8 million net reversal of restructuring accruals related to an abandoned building in Sunnyvale, California (see Notes 1 and 14). The $23.8 million of cash provisions consisted of $12.7 million of operating lease commitments, less estimated future sublease receipts, and exit costs of certain closed facilities, $8.1 million of severance payments for 110 employees, $0.6 million of consulting fees, and $2.4 million of project commitments. The $19.8 million net reversal of restructuring accruals represented the reversal of $26.7 million of restructuring accruals, partially offset by the write-down of fair value of an asset held for sale of $6.9 million.

      The following table summarizes the restructuring activities in 2002 and the nine months ended September 26, 2003 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2001	$198	$52	$—	$180	$430
Reclassifications among categories	—	180	—	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	7,395	33,080	—	2,702	43,177
Non-cash charges utilized	—	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	—	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	—	30,450
Provision charged to operations	8,080	12,743	6,925	3,904	31,652
Reversal of previously recorded provision	—	(26,754)	—	—	(26,754)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(4,448)	(2,719)	(9,966)	—	(17,133)

Balance as of September 26, 2003	$3,632	$13,720	$(3,041)	$600	$14,911

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring related asset and reserves were presented on the balance sheet as follows (in thousands):

	September 26,	September 27,
	2003	2003

Asset held for sale	$(3,041)	$—
Restructuring accruals
Current	7,951	3,871
Long-term	10,001	26,579

Net restructuring accruals	$14,911	$30,450

Note 8 — Income Taxes

      The income tax provision for the nine months ended September 27, 2002 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. The Company was able to carry back certain losses to prior years, and claim income tax refunds totaling $10.4 million, of which $9.6 million has been received through September 26, 2003. The realization of the remaining deferred tax assets will be dependent on the Company generating taxable income in the future. As a result of the operating losses incurred in recent periods, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance of approximately $11.3 million, of which $1.3 million was recorded in additional paid in capital as the related asset was related to the recapitalization in 1999.

Note 9 — Loss Per Share Attributable to Common Stockholders

      Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic net loss per share under SFAS No. 128 was computed using the weighted average number of shares outstanding of 121,985,000 and 119,557,000 for the three months ended September 26, 2003 and September 27, 2002, respectively, and weighted average number of shares outstanding of 121,324,000 and 100,006,000 for the nine months ended September 26, 2003 and September 27, 2002, respectively. Diluted net loss per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. For the three and nine months ended September 26, 2003 and September 27, 2002, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 10 — Comprehensive Loss

      The total comprehensive loss for the nine months periods ended September 26, 2003 and September 27, 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Net loss attributable to common stockholders	$(38,151)	$(35,084)	$(97,688)	$(100,359)
Unrealized gain (loss) on investments	168	57	572	229

Total comprehensive loss	$(37,983)	$(35,027)	$(97,116)	$(100,130)

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Mandatorily Redeemable Convertible Series A Preferred Stock

      Mandatorily Redeemable Convertible Series A Preferred Stock, or Series A Preferred Stock, at September 26, 2003 consists of the following:

				Total Number of
				Shares of
				Common Stock
			Liquidation	Issuable Upon
	Authorized	Outstanding	Preference	Conversion

Series A	3,000,000	3,000,000	$81,120,000	26,545,371

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

      Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock value at approximately $1.7 million. The value of the warrants was recorded as a reduction of the Preferred Stock carrying value and recorded as additional paid-in capital. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share value at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 24% of the Company’s outstanding Common Stock on an as-converted and as-exercised basis as of October 22, 2003. In summary, the issuance of Series A Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded as follows (in thousands):

			Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	6,846	(2,165)	(4,681)

Balance as of September 26, 2003	$—	$71,258	$13,522	$(9,311)

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Stockholders’ Equity

Warrants for Common Stock

      In connection with a three-year licensing and distribution agreement entered into with Motorola, Inc. on September 8, 2003, the Company issued to Motorola a fully vested warrant to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $2.34 per share. This warrant will expire on September 8, 2008. The Company has estimated the fair value of the warrant using the Black-Scholes option valuation model at $2.1 million. The fair value of the warrant will be amortized on a straight-line basis over the three-year term of the commercial arrangement with Motorola with periodic charges against revenue effective beginning in the quarter ending December 31, 2003.

Pro Forma Fair Value Disclosure Under SFAS No. 123 and 148

      In accordance with SFAS No. 148, “Accounting for Stock-based Compensation, Transition and Disclosure,” the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

      The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during the nine months ended September 26, 2003 and September 27, 2002 was $1.12 and $1.59 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the nine months ended September 26, 2003 and September 27, 2002 was $0.75 and $1.85 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Net loss attributed to common stockholders as reported	$(38,151)	$(35,084)	$(97,688)	$(100,359)
Add: Stock-based compensation expense included in reported net loss	—	316	—	741
Less: Stock-based compensation expense determined under fair value method	(1,057)	(6,572)	(6,770)	(23,894)

Pro forma net loss attributed to common stockholders	$(39,208)	$(41,340)	$(104,458)	$(123,512)

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(0.31)	$(0.29)	$(0.81)	$(1.00)

Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(0.32)	$(0.35)	$(0.86)	$(1.24)

      The pro forma effect on net loss and net loss per share for the three and nine months ended September 26, 2003 and September 27, 2002 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Note 13 — Commitments and Contingencies

      The Company occupies its facilities under several noncancellable operating lease agreements expiring at various dates through September 2009, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under noncancellable operating leases at September 26, 2003 were as follows (in thousands):

Three months ending December 31, 2003	$2,470
Year ending December 31:
2004	8,893
2005	8,658
2006	7,385
2007	6,939
Thereafter	11,559

Total minimum lease payments	$45,904

      For the year ended December 31, 2002 and the nine months ended September 26, 2003, the Company recorded restructuring charges relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts, of $19.0 million, which was included in the above disclosures.

Note 14 — Credit Facilities

      In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement which effectively amended and restated the existing credit facility in its entirety. On July 25, 2003, the Company amended the accounts receivable financing agreement. On October 31, 2003, the Company amended the A/R Financing Agreement (as amended, the “Amended A/R Financing Agreement”).

      Under the Amended A/ R Financing Agreement, the Lender may agree to accept for collection through a lockbox arrangement up to $20.0 million in accounts receivable from the Company, and in return the Company will receive advances from the Lender at a rate equal to 80% of accounts receivable from account

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to certain borrowing restrictions on international accounts and the discretion of the Lender. After collection of a receivable, the Lender will refund to the Company the difference between the amount collected and the amount initially advanced to the Company, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, the Company must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. The Company must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/ R Financing Agreement, or (iii) July 31, 2004.

      Obligations under the amended A/ R Financing Agreement are secured by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company’s obligations to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003 and amended in October 2003. The amended A/ R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business. Under the Amended A/ R Financing Agreement, the events of default also include any judgment, restraining order, injunction or any material adverse development in connection with the Company’s litigation with Symbol Technologies before the U.S. District Court for the District of Delaware (see Note 15). Under the Amended A/ R Financing Agreement, the financial covenants require the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If the Company fails to meet this requirement, the Company may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/ R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender.

      In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a direct leasing or sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement and through a direct leasing arrangement during the third quarter of 2003. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized in connection with this agreement as of September 26, 2003 was $2.1 million. Future minimum lease payments under noncancellable capital leases at September 26, 2003 were as follows (in thousands):

Three months ending December 31, 2003	$295
Year ending December 31:
2004	1,145
2005	784

Total minimum lease payments	2,224
Less: amounts representing interest	89

Present value of future minimum lease payments	2,135
Less: current portion	1,060

Capital lease obligations, long-term portion	$1,075

      The Company had been seeking to renegotiate a material lease on a building in Sunnyvale, California that was in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling approximately $29.0 million through the expiration of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease were substantially greater than the current local market lease rates, and this unused space represented a negative cash flow of approximately $800,000 per quarter. The Company was not able to sublease the building since it was vacated in July 2002. Since November 2002, the Company ceased making direct lease payments, and the building owner utilized the Company’s cash security deposit to cover the monthly payments and other lease charges. On July 21, 2003, the Company entered into a letter agreement (as subsequently amended and restated by that certain Purchase Agreement dated September 11, 2003) to buy the leased property and terminate the lease on or before September 12, 2003. On September 12, 2003, the Company paid approximately $10.0 million to consummate the transaction. Transaction costs included cash consideration of $6.0 million to the building owner, $3.2 million to pay off the mortgage obligation secured by the leased property, $577,000 for prepayment premium, and a total of approximately $200,000 for closing costs and operating costs incurred by the building owner between the date of the letter agreement and the closing. As a result of consummating the transaction, the Company reversed $26.8 million of previously recorded lease obligation restructuring reserves that are no longer required.

      Subsequent to the purchase, the Company placed the property on the market for sale. On October 22, 2003, the Company entered into an agreement to sell the property for approximately $3.5 million, which sale is scheduled to close on or before December 30, 2003. The purchaser’s obligation to purchase the property is conditioned upon its approval of the condition of the property, title, survey and zoning and the purchaser’s satisfaction of its ability to finance the property. As of September 26, 2003, the property was recorded as assets held for sale of $3.0 million, representing its estimated net realizable value.

Note 15 — Legal Proceedings

      The Company’s involvement in patent and International Trade Commission litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results. In particular, as described in detail below and in Note 1, on September 15, 2003, we announced that the jury had rendered a verdict in the first phase of the

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patent infringement litigation with Symbol Technologies, finding that certain of our products infringe two of Symbol’s patents.

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

      On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies were identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere have filed motions to intervene in the proceedings before the ITC and these motions were approved by the ITC.

      On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim, Inc.’s patents be found invalid, unenforceable and not infringed. Intersil and Cisco sought damages and attorneys’ fees from Proxim, Inc. based upon alleged breach of contract and unfair competition.

      On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. These counterclaims were later severed from the lawsuit by the District Court and refiled by Symbol on December 4, 2001.

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

      On August 5, 2002, in connection with the Company’s acquisition of the 802.11 WLAN systems business from Agere, the Company announced that it had entered into a cross-license agreement with Agere whereby,

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in part, the Company and Agere agreed to settle the pending patent-related litigation between the two companies.

      On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, the Company and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company, as described in Note 5 to the condensed consolidated financial statements.

      On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. Proceedings will continue with the court to conduct a bench trial on the Company’s remaining equitable defenses not addressed by the jury. On Symbol’s claims of patent infringement, the jury found that certain of the Company’s products infringe two of Symbol’s patents and assessed a 6% royalty on the Company’s sales of these products from January 1, 1995. Accordingly, the Company recorded an accrual for estimated royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. The Company has not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. The Company will continue to evaluate and review its estimate of its estimate of the royalties and interest payable from time to time for any indications that could require it to change its assumptions relating to the amount already recorded. In addition, the Company does not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings. On September 29, 2003, in connection with Company’s counterclaims against Symbol, the jury rendered a verdict that Symbol did not infringe on a patent held by the Company. The Company intends to vigorously defend itself in Symbol’s suit against the Company and to consider all available options after the conclusion of all matters before the court.

      As a result of the settlement with Agere Systems and its customers on August 5, 2002, and the settlement with Intersil and its customers on March 17, 2003, the only patent infringement litigation that remains open relates to Symbol Technologies’ suit against the Company.

      On or about March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on or about May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and the Company in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or the Company is responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. The case is in its earliest stages, as discovery recently commenced and a trial date has not been set. The Company intends to defend itself vigorously against the lawsuit.

      On or about August 22, 2003, ISIS Surface Mounting, Inc. (“ISIS”) filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara. ISIS alleges, among other things, that between August 1997 and March 2001, the Company agreed to purchase circuit board assemblies from ISIS in accordance with written forecasts and specifications provided by the Company. The complaint further alleges that the Company breached this alleged agreement by failing to buy circuit board assemblies in accordance with its previous forecasts. ISIS seeks damages of at least $6.2 million, plus interest, attorneys’ fees, costs of suit, and certain equitable relief. The case is in its earliest stages, as discovery has not yet

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commenced and a trial date has not been set. The Company intends to defend itself vigorously against the lawsuit.

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

      The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, the Company could be required to pay damages and other expenses, and, in the case of litigation related to patents or other intellectual property rights, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

      In particular, if the proceedings before the court in the Company’s litigation with Symbol are not decided in the Company’s favor, the Company would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or the Company would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires the Company to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to the Company, triggers an event of default under the Amended Notes. Upon such occurrence, the Investors would have the ability to require the Company to repay the Amended Notes and to prevent the Company from calling an additional $10 million investment. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts. If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the Amended Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, it would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, it would most likely have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for any historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q contain certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, revenues, financing plans, business strategies and market acceptance of its products. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below under “Risk Factors” and elsewhere in this Report.

      The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q, our financial statements, notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

      Western Multiplex was founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, Western Multiplex became a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless products. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation in March 2001, Western Multiplex has developed Tsunami point-to-multipoint systems that enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance WLAN and building-to-building network products based on RF technology and changed the Western Multiplex name to Proxim Corporation. In April 2002, we acquired nBand Communications Inc., a start-up developer of next generation advanced application specific integrated circuits, or ASICs technology.

      On August 5, 2002, we completed our acquisition of the 802.11 WLAN systems business of Agere Systems, including its ORiNOCO product line, for $65 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in us. These investors received 1,640,000 shares of Series A mandatorily redeemable convertible preferred stock (“Series A Preferred Stock”) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of common stock valued at approximately $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of approximately $2.7 million was reflected in the determination of the loss attributable to common stockholders. The investors were also issued $34.0 million of convertible notes. Upon the receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and warrants to purchase approximately 5.6 million shares of common stock valued at approximately $1.6 million. The value of the warrants were recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of common stock for approximately $3.06 per share valued at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 25% of our outstanding common stock on an as-converted and as-exercised basis, including dividends, as of September 26, 2003. In addition, in connection with the transaction, we entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and have entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to us at specified prices.

      On July 22, 2003, we announced that Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates (collectively, the “Investors”) had agreed to collectively invest $30 million, and potentially up to $40 million, in us. On July 30, 2003, these Investors collectively invested $30 million, and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum pursuant to that certain securities purchase agreement dated July 22, 2003. On October 21, 2003, we amended and restated our securities purchase agreement (the “Amended Agreement”) with the Investors and our $30 million short-term secured promissory notes issued to these Investors on July 30, 2003. The amended and restated secured exchangeable promissory notes (the “Amended Notes”) will continue to bear interest at 25% per annum, subject to increase on an event of default or if we call an additional investment of $5 million from the Investors prior to our special meeting of stockholders. The Amended Notes are due upon the earliest of:

•	the occurrence of an event of default, as defined in the Amended Notes, subject to election by the holders of at least a majority of the aggregate principal amount outstanding, except in the case of an event of default relating to bankruptcy or insolvency or similar proceedings;

•	any date upon which a holder of an Amended Note demands payment upon the occurrence of a change of control, as defined; and

•	September 30, 2004.

As amended, an event of default triggered by a material adverse change, as defined, includes (i) any adverse ruling or judgment in our pending patent infringement litigation with Symbol Technologies, Inc. that requires us and/or any of our subsidiaries to render payment or post a bond equal to or greater than $10 million (whether or not such payment has been made or bond posted as of such date) and (ii) any other rulings or judgments made against us and/or any of our subsidiaries in the patent infringement litigation with Symbol or any other litigations, the effects of which rulings or judgments are material and adverse to us and our subsidiaries, taken as a whole.

      The terms previously providing for automatic exchange of the secured promissory notes, upon stockholder approval, for shares of Series B mandatorily redeemable convertible preferred stock (“Series B Preferred Stock”) were modified to provide for exchange at the Investors’ sole discretion following stockholder approval. The Series B Preferred Stock issuable upon exchange of the Amended Notes, if any, will be convertible into shares of our Class A common stock at a conversion price of $1.15 per share, as previously agreed. In accordance with the Amended Agreement, the Series B Preferred Stock will have rights to a liquidation preference that accretes at 14% per annum compounding quarterly for seven years, with acceleration upon a change of control, as defined, or a material asset sale, as defined. The Series B Preferred Stock, if issued, also will be entitled to weighted average conversion price adjustments for dilutive issuances and subscription rights in certain equity financings. We will have the right to require conversion of the Series B Preferred Stock after five years if the closing price of our common stock exceeds 300% of the conversion price for ninety consecutive trading days.

      Upon receipt of stockholder approval, we will issue to the Investors warrants to purchase an aggregate of 18 million shares of Class A common stock with an exercise price of $1.46, as previously agreed, and warrants to purchase 6 million shares of Class A common stock having an exercise price equal to $1.53 per share (collectively, the “Warrants”). Assuming exchange of $30 million in aggregate principal amount of the Amended Notes, together with accrued interest, on September 30, 2004, the shares of Series B Preferred Stock to be issued upon exchange of the Amended Notes and the Warrants would be expected to represent approximately 14.3% and 10.1%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding outstanding employee options and warrants to purchase approximately 31.7 million shares of common stock. Prior to this transaction and excluding the effects of the Investors’ initial $30 million financing on July 30, 2003, our Series A mandatorily redeemable convertible preferred stock (“Series A Preferred Stock”) and warrants currently held by the Investors (the “Existing Warrants”) represented approximately 16.7% and 7.6%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants to purchase approximately 31.7 million shares of common stock. Assuming the issuance of the Series B Preferred Stock upon exchange of the Amended Notes on September 30, 2004 and the issuance of the Warrants, the Series A Preferred Stock and the Existing Warrants would be expected to represent an aggregate of approximately 17.1% and 7.2%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants, and as adjusted to account for anti-dilution adjustments in connection with the issuance of the Amended Notes.

      The Investors have also agreed to make available to us an additional $10 million, issuable in exchange for senior secured exchangeable promissory notes (the “New Notes”) with the same terms as, but senior to, the Amended Notes. Of this amount, the Investors have agreed to permit us to call an investment of $5 million prior to stockholder approval and the balance for up to 90 days following stockholder approval at the special meeting, provided in each case that no event of default has occurred. If we call an investment of $5 million prior to stockholder approval, the interest rate all outstanding indebtedness to the Investors will increase by 5% until such time as stockholder approval is obtained. The interest rate on all outstanding indebtedness also increases by 5% upon the occurrence of an event of default under the Amended Notes or New Notes, or otherwise from and after the maturity date. Additional information regarding the Amended Agreement, the Amended Notes, Series B Preferred Stock and the Warrants is set forth in our Current Report on Form 8-K, including the exhibits thereto, filed with the Securities and Exchange Commission on October 27, 2003.

      The financial statements include the results of acquired subsidiaries from their respective dates of acquisition.

      Revenue. We generate revenue primarily from the sale of our Lynx and Tsunami systems for our WWAN product line, and the sale of 802.11 standards based products, acquired in the Proxim, Inc. acquisition, and ORiNOCO products acquired from Agere, for our WLAN product line. We introduced the Tsunami products during the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in 2001. We also generate a small percentage of our revenue from the sale of services and parts of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value-added resellers and system integrators. Shipments to certain distributors located in the United States are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs. Product revenue on shipments to distributors for both WWAN and WLAN products which have rights of return and price protection is deferred until shipment to the end customers by the distributors.

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

      During the nine months ended September 26, 2003, we sold our products to approximately 350 customers in 80 countries. International sales accounted for approximately 41% and 40% of our total revenue in the nine months ended September 26, 2003 and September 27, 2002, respectively. We expect international sales to vary but remain significant as a percentage of overall sales in the future. Currently, all of our sales are denominated in U.S. dollars. Accordingly, we are not directly exposed to currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks, which are more fully described herein, include extended collection time for receivables, reduced ability to enforce obligations and reduced protection for our intellectual property.

      As we have increased sales through our distributors and value-added resellers beginning from the quarter ended March 29, 2002, we have experienced a decline in the average selling prices of our products. This decline is primarily because the prices of the products that we sell indirectly through distributors and value-added resellers are typically lower than the prices of the products we sell directly through our sales force to end users. We have also lowered our prices for older products as we introduce additional products that provide faster data rates. On average, our international sales also have lower average selling prices on average when compared to our North American selling prices. This is primarily due to our higher reliance on distributors and value-added resellers for international sales, and also because our lower speed products, with significantly lower prices, are being sold in larger quantities internationally than domestically. If indirect sales and sales in our international markets increase, we would expect that our average selling prices to further decline.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements as described in our Annual Report on Form 10-K filed with Securities and Exchange Commission on March 31, 2003:

•	revenue recognition;

•	allowance for doubtful accounts, returns and discounts;

•	warranty provision;

•	valuation of inventories;

•	valuation of deferred tax assets; and

•	restructuring costs and impairment of goodwill and intangible assets.

Patent Litigation and Infringement Costs

      We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of September 26, 2003 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. Proceedings will continue with the court to conduct a bench trial on our remaining equitable defenses not addressed by the jury. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on our sales of these products from January 1, 1995. Accordingly, we recorded an accrual for estimated royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. We have not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. We will continue to evaluate and review our estimate of the royalties and interest payable from time to time for any indications that could require it to change our assumptions relating to the amount already recorded. In addition, we do not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings. On September 29, 2003, in connection with our counterclaims against Symbol, the jury rendered a verdict that Symbol did not infringe on a patent held by us. We intend to vigorously defend ourself in Symbol’s suit against us and to consider all available options after the conclusion of all matters before the court.

Results of Operations

      The following table provides results of operations data as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Product revenue	100.0%	100.0%	94.5%	100.0%
License revenue	—	—	5.5	—

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	62.9	58.4	58.8	57.8
Royalty charges	65.2	—	20.9	—
Restructuring provision for excess and obsolete inventory	—	—	20.5	13.4

Gross profit (loss)	(28.1)	41.6	(0.2)	28.8

Operating expenses:
Research and development	14.0	36.1	17.3	21.7
Selling, general and administrative	37.6	63.1	34.3	37.6
Legal expense for certain litigation	4.8	—	5.2	—
Amortization of intangible assets	15.3	19.1	14.8	7.3
Amortization of deferred stock compensation	—	1.3	—	0.8
Bad debt arising from restructuring	6.6	—	2.1	—
Restructuring charges	(14.8)	9.6	6.6	43.6
In-process research and development	—	43.0	—	17.0

Total operating expenses	63.5	172.2	80.3	128.0
Loss from operations	(91.6)	(130.6)	(80.5)	(99.2)
Interest income (expense), net	(12.6)	(1.5)	(4.1)	—

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Loss before income taxes	(104.2)	(132.1)	(84.6)	(99.2)
Income tax provision	—	—	—	3.4

Net loss	(104.2)	(132.1)	(84.6)	(102.6)
Deemed Series A preferred stock dividend	—	(11.4)	—	(2.9)
Accretion of Series A Preferred Stock redemption obligations	(4.6)	(2.0)	(4.3)	(0.5)

Net loss attributable to common stockholders	(108.8)%	(145.5)%	(88.9)%	(106.0)%

Comparison of the Three and Nine Months Ended September 26, 2003 and September 27, 2002

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

      Revenue information by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
Product Line	2003	2002	2003	2002

WWAN	$17,324	$4,193	$52,736	$57,643
WLAN	17,734	19,925	57,156	37,066

Total revenue	$35,058	$24,118	$109,892	$94,709

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

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
Geographic Region	2003	2002	2003	2002

North America	$21,464	$16,744	$64,939	$56,691
International	13,594	7,374	44,953	38,018

Total revenue	$35,058	$24,118	$109,892	$94,709

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

      Total revenue increased 45.4% from $24.1 million in the third quarter of 2002 to $35.1 million in the third quarter of 2003. Revenue increased primarily due to the adoption of a uniform sell-through revenue recognition methodology for products that are sold through distribution channels with rights of return. This accounting methodology change was implemented on a prospective basis effective June 29, 2002, and resulted in the deferral of $22.2 million of revenue from WWAN products shipped to distributors during the third quarter that were not sold through to end customers. This increase was offset by a decrease in the WLAN product sales due in part to increasing competition for wireless networking products and continued slow spending in the telecom industry.

      Total revenue increased 16.0% from $94.7 million in the nine months ended September 27, 2002 to $109.9 million in the nine months ended September 26, 2003. Total revenue for the first quarter of 2003 included product revenue and a one-time patent license fee of $6 million resulting from the Intersil settlement (as described in Notes 5 and 15 in the condensed consolidated financial statements). Product revenue increased 9.7% from $94.7 million in the nine months ended September 27, 2002 to $103.9 million in the nine months ended September 26, 2003. The increase in product revenue was primarily due to the increase in WLAN revenue attributable to the acquisition of the ORiNOCO product line of Agere Systems on August 5, 2002 and the contribution of that product line revenue for the full nine months of 2003, offset by the accounting estimate change resulting in a deferral of WWAN revenue during the third quarter of 2002.

Cost of Revenue

      Cost of revenue increased 56.4% from $14.1 million in the third quarter of 2002 to $22.0 million in the third quarter of 2003. As a percentage of revenue, cost of revenue increased from 58.4% in the third quarter of 2002 to 62.9% in the third quarter of 2003. The increase in cost of revenue as a percentage of product revenue was primarily attributable to the contribution of sales from WLAN products acquired in both the merger with Proxim, Inc. and the acquisition of the 802.11 WLAN systems business from Agere Systems. WLAN products generally carry lower product gross margins than WWAN products.

      Cost of revenue increased 18.2% from $54.7 million in the nine months ended September 26, 2002 to $64.7 million in the nine months ended September 26, 2003. As a percentage of total revenue, cost of revenue increased from 57.8% in the nine months end September 27, 2002 to 58.8% in the nine months ended September 26, 2003. Included in revenue in the first quarter of 2003 was the $6.0 million settlement with Intersil related to license revenue. Excluding license revenue as a percentage of product revenue, non-GAAP cost of revenue increased from 57.8% in the nine months ended September 27, 2002 to 62.2% in the nine months ended September 26, 2003. The increase in cost of revenue as a percentage of product revenue was primarily attributable to the contribution of sales from WLAN products acquired in both the merger with Proxim, Inc. and the acquisition of the 802.11 WLAN systems business from Agere Systems.

Royalty Charges

      During the third quarter of 2003, the Company recorded an accrual for estimated royalties payable of $22.9 million as a result of a jury verdict rendered in September 2003 in the first phase of the patent infringement suit with Symbol (see Notes 1 and 15 of the unaudited condensed consolidated financial statements).

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

      Due to these factors, inventory levels exceeded our requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. We do not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. We use a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the nine months ended September 26, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Provision for excess and obsolete inventory	22,549
Inventory scrapped	(44,332)

Balance as of September 26, 2003.	$11,062

Research and Development

      Research and development expenses decreased 43.5% from $8.7 million in the third quarter of 2002 to $4.9 million in the third quarter of 2003. The decrease in research and development expense was primarily attributable to the reduction in workforce implemented in the second quarter of 2003, resulting in decreased personnel and related expenses in the third quarter of 2003 compared to the third quarter of 2002. Severance pay associated with the workforce reduction was included in the restructuring charges recorded in the second quarter of 2003.

      Research and development expenses decreased 7.4% from $20.5 million in the nine months ended September 27, 2002 to $19.0 million in the nine months ended September 26, 2003. The decrease in research and development expenses was primarily attributable to the workforce reduction implemented in the second quarter of 2003 resulting in decreased personnel and related expenses in the second and third quarters of 2003 compared to the same period in 2002, offset by the cost of increased personnel in the first quarter of 2003, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, prototype spending for the development of new products and enhancements to existing products. As a percentage of revenue, research and development expense decreased from 21.7% in the nine months ended September 27, 2002 to 17.3% in the nine months ended September 26, 2003. The percentage decrease was primarily due to workforce reduction offset, in part by increased personnel expenses from first quarter of 2002 to the first quarter of 2003.

Selling, General and Administrative

      Selling, general and administrative expenses decreased 13.4% from $15.2 million in the third quarter of 2002 to $13.2 million in the third quarter of 2003 and increased 5.9% from $35.6 million in the nine months ended September 27, 2002 to $37.7 million in the nine months ended September 26, 2003. The decrease in selling, general and administrative expenses from the third quarter of 2002 to the third quarter of 2003 was primarily due to the workforce reduction implemented in the second quarter of 2003, resulting in reduced personnel expenses in the third quarter of 2003 compared to the third quarter of 2002. The increase in selling, general and administrative expenses from the nine months ended September 27, 2002 to the nine months ended September 26, 2003 was primarily attributable to increases in sales and marketing personnel expenses, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, advertising, tradeshow, and public relations expenses, offset by the workforce reduction affecting the second and third quarters of 2003.

      As a percentage of revenue, selling, general and administrative expenses decreased from 63.1% in the third quarter of 2002 to 37.6% in the third quarter of 2003. The decrease was primarily due to the increase in revenue resulting from the adoption of the uniform sell-through revenue recognition methodology in the third quarter of 2002 and the workforce reduction in the second quarter of 2003 affecting the third quarter of 2003. As a percentage of revenue, selling, general and administrative expenses decreased from 37.6% in the nine months ended September 27, 2002 to 34.3% in the nine months ended September 26, 2003. The decrease was primarily due to the increase in revenue for the corresponding periods, offset by increased sales and marketing expenses resulting from the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere.

Amortization of Intangible Assets

      Amortization of intangible assets increased from $4.6 million in the third quarter of 2002 to $5.4 million in the third quarter of 2003. Amortization of intangible assets increased from $7.0 million in the nine months ended September 27, 2002 to $16.2 million in the nine months ended September 26, 2003. Amortization of intangible assets increased primarily due to the intangible assets acquired from both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the 802.11 WLAN systems business of Agere on August 5, 2002.

Restructuring Charges for Severance and Excess Facilities

      During the year ended December 31, 2002, we recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to the closure of certain facilities and severance pay. The charges included $40.8 million of cash provisions, including severance of $7.4 million for 194 employees, $33.1 million for future lease commitments, net of estimated future sublease receipts, exit costs related to the closure of four facilities, and consulting fees of $0.3 million. The charges also included $2.4 million of non-cash provisions related to property and equipment that will no longer be used at the facilities.

      During the nine months ended September 26, 2003, we recorded restructuring charges of $7.3 million, consisting of $23.8 million of cash provisions and $3.3 million of non-cash provisions for abandoned property and equipment, partially offset by a $19.8 million net reversal of restructuring accruals related to an abandoned building in Sunnyvale, California (see Notes 1 and 14 of the condensed consolidated financial statements). The $23.8 million of cash provisions consisted of $12.7 million of operating lease commitments, less estimated future sublease receipts, and exit costs of certain closed facilities, $8.1 million of severance payments for 110 employees, $0.6 million of consulting fees, and $2.4 million of project commitments. The $19.8 million net reversal of restructuring accruals represented the reversal of $26.7 million of restructuring accruals, partially offset by the write-down of fair value of an asset held for sale of $6.9 million.

      The following table summarizes the restructuring activities in 2002 and the nine months ended September 26, 2003 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2001	$198	$52	$—	$180	$430
Reclassifications among categories	—	180	—	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	7,395	33,080	—	2,702	43,177
Non-cash charges utilized	—	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	—	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	—	30,450
Provision charged to operations	8,080	12,743	6,925	3,904	31,652
Reversal of previously recorded provision	—	(26,754)	—	—	(26,754)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(4,448)	(2,719)	(9,966)	—	(17,133)

Balance as of September 26, 2003.	$3,632	$13,720	$(3,041)	$600	$14,911

Purchased In-process Research and Development

      Purchased in-process research and development consists primarily of acquired technology that has not reached technological feasibility and had no alternative future use as of the date of acquisition.

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

      No purchased in-process research and development charge was recorded in the nine months ended September 26, 2003.

Interest Income (Expense), Net

      Interest income (expense), net, increased from expense of $355,000 in the third quarter of 2002 to expense of $4.4 million, net of income in the third quarter of 2003. Interest income (expense), net, decreased from income of $16,000 in the nine months ended September 27, 2002 to expense of $4.5 million, net of income in the nine months ended September 26, 2003. The increase in expense from the third quarter of 2002 to the third quarter of 2003 was primarily due to interest charges of $2.9 million on potential royalty charges, interest of $1.2 million on the $30 million convertible promissory note, and amortization of deferred financing costs of $242,000 recorded in the third quarter of 2003. The decrease from income to expense from the nine months ended September 27, 2002 to the nine months ended September 26, 2003 was also attributable to the interest charges recorded in connection with the potential royalty charges, the convertible promissory note, and the deferred financing costs during the third quarter of 2003, together with a decrease in interest income as a consequence of lower applicable return rates and lower cash and investments balances.

Income Tax Provision

      The income tax provision for the nine months ended September 27, 2002 was primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2001. We were able to carry back certain losses to prior years, and claim income tax refunds totaling $10.4 million, of which $9.6 million has been received through September 26, 2003. The realization of the remaining deferred tax assets will be dependent on us generating taxable income in the future. As a result of the operating losses incurred in recent periods, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance of approximately $11.3 million, of which $1.3 million was recorded in additional paid in capital as the related asset was related to the recapitalization in 1999.

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

Liquidity and Capital Resources

      Cash and cash equivalents decreased by $4.0 million from $16.5 million at December 31, 2002 to $12.5 million at September 26, 2003.

      Net cash used in operating activities was $23.7 million for the nine months ended September 26, 2003, primarily due to the net loss after the effect of non-cash charges, and an increase in inventory excluding a restructuring provision for excess and obsolete inventory, partially offset by a decrease in accounts receivable and restricted cash and other assets, and an increase in accrued royalties and interest. Net cash used in operating activities was $16.8 million for the nine months ended September 27, 2002 primarily due to net loss after the effect of non-cash charges and an increase in inventory and other assets, partially offset by a decrease in accounts receivable and an increase in accounts payable and other accrued liabilities.

      Net cash used in investing activities was $12.3 million for the nine months ended September 26, 2003, due to capital spending and a purchase of an asset held for sale, offset by proceeds from repayment of loan to officer. Net cash used in investing activities was $46.8 million for the nine months ended September 27, 2002 due to $50.6 million in cash used in the merger with Proxim, Inc., the acquisition of the 802.11 wireless LAN systems business of Agere and the acquisition of nBand and $3.1 million in capital spending, partially offset by $6.9 million in net proceeds from the sale of investment securities.

      Net cash provided by financing activities was $32.0 million for the nine months ended September 26, 2003 due to borrowings on capital lease obligations, proceeds from repayments of notes receivable from stockholders, proceeds from the issuance of secured exchangeable promissory notes on July 30, 2003, and issuance of common stock as a result of the exercise of employee stock options and purchases under the employee stock purchase plan, partially offset by principal payments on capital lease obligations. Net cash provided by financing activities was $75.3 million for the nine months ended September 27, 2002 due to proceeds from the issuance of Series A preferred stock, the convertible promissory notes and the issuance of common stock as a result of the exercise of employee stock options and purchases under the employee stock purchase plan, partially offset by purchases of treasury stock related to employee stock forward sale agreements.

      We occupy our facilities under several noncancellable operating lease agreements expiring at various dates through September 2009, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of September 26, 2003, were as follows (in thousands):

	Payments Due By Period

		Three Months	Year Ending
		Ending
	Total Amounts	December 31,	December 31,	December 31,
	Committed	2003	2004	2005	Thereafter

Severance pay	$3,632	$3,632	$—	$—	$—
Professional fees	600	600	—	—	—
Operating leases	45,904	2,470	8,893	8,658	25,883
Capital leases	2,224	295	1,145	784	—
Purchase order commitments	2,432	2,432	—	—	—
Convertible promissory note	37,500	—	37,500	—	—
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899

	$199,191	$9,429	$47,538	$9,442	$132,782

      For the year ended December 31, 2002 and the nine months ended September 26, 2003, we recorded restructuring charges related to the committed future lease payments for closed facilities, net of estimated future sublease receipts of $19.0 million. As of September 26, 2003, we had unconditional purchase order commitments of $2.4 million, which were included as accrued liabilities.

      We are required to repay the convertible promissory notes in September 2004 if they have not been exchanged for to Series B Preferred Stock.

      We are required to redeem all outstanding shares of Series A Preferred Stock for cash in August 2007 if they have not yet been previously converted into Common Stock.

      Depending upon the final ruling of the litigation with Symbol, we may be required to pay royalty charges and interest at the time specified by the court. Our current estimate of approximately $25.8 million for royalties and interest is not included in the above disclosure of future payments under contractual obligations.

      In December 2002, we entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, we entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement which effectively amended and restated the existing credit facility in its entirety. On July 25, 2003, we amended the accounts receivable financing agreement. On October 31, 2003, we amended the A/R Financing Agreement (as amended, the “Amended A/R Financing Agreement”).

      Under the Amended A/R Financing Agreement, the Lender may agree to accept for collection through a lockbox arrangement up to $20.0 million in accounts receivable from us, and in return we will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to certain borrowing restrictions on international accounts and the discretion of the Lender. After collection of a receivable, the Lender will refund to us the difference between the amount collected and the amount initially advanced to us, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, we must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. We must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 31, 2004.

      Obligations under the amended A/R Financing Agreement are secured by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003 and amended in October 31, 2003. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business. Under the Amended A/R Financing Agreement, the events of default also include the failure of the Investors to provide an additional $10.0 million in exchange for additional secured promissory notes in accordance with the Amended Agreement (see Note 1) and any judgment, restraining order, injunction or any material adverse development in connection with a lawsuit filed by Symbol Technologies before the U.S. District Court for the District of Delaware (see Note 15). Under the Amended A/R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender.

      We had been seeking to renegotiate a material lease on a building in Sunnyvale, California that was in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling approximately $29.0 million through the expiration of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease were substantially greater than the current local market lease rates and this unused space represented a negative cash flow of approximately $800,000 per quarter. We had not been able to sublease the building since it was vacated in July 2002. Since November 2002, we ceased making direct lease payments, and the building owner had been utilizing our cash security deposit to cover the monthly payments and other lease charges. On July 21, 2003, we entered into a letter agreement, as subsequently amended and restated by that certain purchase agreement dated September 11, 2003, to buy the leased property and terminate the lease on or before September 12, 2003. On September 12, 2003, we paid approximately $10.0 million to consummate the transaction. Transaction costs included $6.0 million to the building owner, $3.2 million to pay off the mortgage obligation secured by the leased property, $577,000 for prepayment premium, and a total of approximately $200,000 for closing costs and operating costs incurred by the building owner between the date of the letter agreement and the closing. As a result of consummating the transaction, we reversed $26.8 million of previously recorded lease obligation restructuring reserves that are no longer required.

      We have taken steps to reduce our expenses from operations by decreasing research and development and general and administrative expenses in order to begin generating cash flow from operations. These steps were taken in October 2002, and we recorded approximately $1.9 million of restructuring charges related primarily to severance payments in the fourth quarter of 2002 and $8.1 million in the second and third quarters of 2003.

      As a result of the reduced demand for our products during the first quarter of 2003 and the limited business visibility, we have taken further actions to reduce our operating expenses during the second and third quarters of 2003, to decrease our quarterly revenue breakeven point. During the second quarter of 2003, we recorded a $22.5 million charge for excess and obsolete inventory for discontinued products and a $12.5 million restructuring charge for consolidation of excess facilities including fixed asset write-offs, workforce reductions and contract termination costs. During the third quarter of 2003, we recorded a $14.6 million restructuring charge associated with additional workforce reductions, restructuring our domestic sales organization to focus on WLAN and WWAN sales and consolidation of excess facilities, offset by a net benefit of $19.8 million resulting from the reversal of previously recorded restructuring reserves, net of various costs associated with buying a leased property in Sunnyvale and terminating the lease. Additionally, we plan to reduce consignment inventories held by distributors by implementing various sales promotions within the sales channel.

      Restructuring charges for the nine months ended September 26, 2003 were $7.3 million resulting from $27.1 million of recorded restructuring charges, offset by a net benefit of $19.8 million recorded as a result of buying a leased property in Sunnyvale, California and terminating the lease (see Note 1 and Note 14). The net benefit of $19.8 million consisted of a reversal of previously recorded lease obligation restructuring reserve of $26.8 million and net realizable value of the building of $3.0 million, offset by total transaction costs of $10.0 million to purchase the building.

      On July 30, 2003, Warburg Pincus and entities affiliated with Broadview Capital collectively invested $30 million in us and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum. The notes will be exchanged, upon approval at a special meeting of our stockholders, into shares of Series B Preferred Stock at the sole discretion of these investors. Upon receipt of stockholder approval, we will issue to these investors warrants to purchase an aggregate of 18 million shares of Class A common stock with an exercise price of $1.46, as previously agreed, and warrants to purchase 6 million shares of Class A common stock having an exercise price equal to $1.53 per share (collectively, the “Warrants”). In the event that our stockholders do not approve the exchange of the notes and the issuance of the Warrants, an event of default or change of control occurs, or these investors decide not to exchange the Amended Notes for Series B Preferred Stock, we may be required to repay the Amended Notes upon the earlier of the September 30, 2004 maturity date or upon demand.

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol Technologies. The jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on our sales of these products from January 1, 1995. Accordingly, we recorded an accrual for estimated royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. We have not been enjoined from continued sales of these products and royalty payments, if any, on these sales have not been determined by the court. If the proceedings before the court in the litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the Amended Notes. Upon such occurrence, the Investors would have the ability to require us to repay the Amended Notes and to prevent us from calling an additional $10 million investment. In addition, any judgment, restraining order, injunction or any material adverse development in this litigation triggers an event of default under the Silicon Valley Bank credit facility. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts.

      We have incurred substantial losses and negative cash flows from operations during the nine months ended September 26, 2003 and the years ended December 31, 2002 and 2001, and have an accumulated deficit of $361.7 million as of September 26, 2003. If we were required to make payments to Symbol, post a bond to the court, and/or repay the Amended Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

      There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by us. We may need to raise additional funds if our estimates change or prove inaccurate, or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Proxim, as well as factors beyond our control, including the continued weakness of the wireless communications industry, volatility and uncertainty in the capital markets, our ability to remain listed on the Nasdaq National Market, our ability to pay obligations as they become due, as well as market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 beginning on January 1, 2003. SFAS No. 146 is applied prospectively upon adoption.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

      Our cash and investment balance declined by $11.3 million in the fourth quarter of 2002 and further declined by $4.0 million during the nine months ended September 26, 2003. On July 22, 2003, we announced that Warburg Pincus and entities affiliated with Broadview Capital Partners had agreed to collectively invest $30 million, and potentially up to $40 million, in us. On July 30, 2003, the investors collectively invested $30 million and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum. On October 21, 2003, we amended and restated our securities purchase agreement with these investors and our $30 million short-term secured promissory notes issued to these investors on July 30, 2003. These notes, as amended, will continue to bear interest at 25 percent per annum, subject to increase on an event of default or if we call an additional investment of $5 million from the investors prior to our special meeting of stockholders. The terms previously providing for automatic exchange of the secured promissory notes, upon stockholder approval, for shares of Series B mandatorily redeemable convertible preferred stock were modified to provide for exchange at the investors’ sole discretion following stockholder approval.

      In addition, the investors have also agreed to make available to us an additional $10 million, issuable in exchange for senior secured exchangeable promissory notes with the same terms as, but senior to, the notes, as amended. Of this amount, the investors have agreed to permit us to call an investment of $5 million prior to stockholder approval and the balance for up to 90 days following stockholder approval at the special meeting, provided in each case that no event of default has occurred.

      We have incurred substantial losses and negative cash flows from operations during the nine months ended September 26, 2003 and the years ended December 31, 2002 and 2001, and have an accumulated deficit of $361.7 million as of September 26, 2003. Further, if the stockholders do not approve the exchange of the amended notes for Series B Preferred Stock, an event of default or change of control occurs, or the investors decide not to exchange the amended notes for Series B Preferred Stock , we may be required to repay the amended notes upon the earlier of the September 30, 2004 maturity date or upon demand. In particular, if the proceedings before the court in our litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any additional adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the amended notes. Upon such occurrence, the investors would have the ability to require us to repay the amended notes and to prevent us from calling an additional $10 million investment. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank, and Silicon Valley Bank could require us to repay any outstanding amounts owed under the credit facility and prohibit us from borrowing any additional amounts.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the amended notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. In addition, if our estimates change or prove inaccurate, or if we need additional funds to take advantage of unexpected opportunities or strengthen our financial position, we may need to raise additional funds. Our ability to raise funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001, the ongoing U.S. war on terrorism, as well as conditions in capital markets. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

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

      In addition, termination of employees in connection with our restructuring efforts following these transactions may expose us to claims seeking damages for wrongful terminations. In that regard, we have been and may continue to be a party to disputes, including legal actions, with a number of former employees. These disputes relate primarily to claims for wrongful termination and severance benefits due to several reductions in force we have implemented in 2002 and 2003 following the merger with Proxim, Inc. and the acquisition of Agere’s 802.11 WLAN systems business.

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

      We had a $244.5 million and $97.7 million net loss attributable to holders of our Common Stock for the year ended December 31, 2002 and the nine months ended September 26, 2003, respectively. We cannot assure you that our revenue will increase or continue at current levels or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and the Agere 802.11 WLAN systems business we acquired in producing many of their products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

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

The terms of the notes issued to Warburg Pincus and Broadview Capital Partners in connection with our July 2003 financing transaction may adversely affect our business and financial results.

      In connection with the July 2003 financing transaction, we have issued notes with an aggregate principal amount of $30 million to Warburg Pincus and Broadview Capital. As described above, we subsequently amended these notes in October 2003.

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

To remain competitive, we may need to continue restructuring our organization. Failure to effectively manage our organization could result in an inability to support and maintain our operations.

      We announced a reorganization of our corporate structure on December 9, 2002, consolidating our operating divisions from four to two. In addition, in April 2003, we announced that we were in the process of restructuring and reducing our workforce and consolidating our facilities. We implemented a workforce reduction in the second and third quarters of 2003 and consolidated our research and development facilities from six sites worldwide to two in the third quarter of 2003. These changes could place a significant strain on our management and operational resources. We cannot assure you that:

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

      In this regard, our financial results for the third quarter of 2002 and the first half of 2003 did not meet the expectations of financial analysts and the market price of our Common Stock declined.

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

Product sales could decline if customer relationships are disrupted by our merger with Proxim, Inc. and our acquisition of Agere’s 802.11 WLAN systems business.

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

We may experience fluctuations in operating results and may not be able to adjust spending in time to compensate for any unexpected revenue shortfall, which may cause operating results to fall below expectations of securities analysts and investors.

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

      Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	our ability to successfully manage the integration of operations;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g, IEEE 802.16 or Bluetooth specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint Tsunami systems;

•	our ability to effectively manage product transitions from one generation of product platforms to newer product platform designs, including inventories on hand, product certifications, and customer transitions;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

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

      Effective at the beginning of the third quarter of 2002, we adopted a uniform sell-through revenue recognition methodology for products that are sold through North American distribution channels with rights of return under accounting principles generally accepted in the United States of America. After the merger of Proxim, Inc. and Western Multiplex, we maintained the historical revenue recognition methods used by the two companies prior to the merger for the respective product lines: a sell-through method for our WLAN, products, and a sell-in method for our WWAN products. We have adopted the sell-through method on a uniform basis because, following the acquisition of Agere’s 802.11 WLAN systems business, which also uses the sell-through method, the WLAN business is expected to represent more than half of Proxim’s revenues, and adopting one uniform method is consistent with our plans to sell bundled and integrated WLAN and WWAN products. The adoption of the sell-through method of revenue recognition for WWAN products could result in greater variability in our revenue recognition, and, therefore, increased fluctuations in our operating results, because sell-through shipments to customers may not be as predictable as sell-in shipments to distributors.

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

      The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. To finance our acquisition of Agere’s 802.11 WLAN systems business, we entered into a securities purchase agreement with Warburg Pincus and Broadview Capital, who agreed to collectively invest $75.0 million in us. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our common stock valued at approximately $12.3 million. The remaining $34.0 million of the funding for the acquisition was in the form of convertible notes. Upon receipt of approval of our stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and we granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock valued at $1.7 million. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share. The initial liquidation preference of $25.00 per share attributable to the Series A Preferred Stock bears interest at an annual rate of 8% through the third anniversary of the date of issuance, resulting in an increase in the number of shares of common stock issuable upon conversion of the Series A Preferred Stock over time, to an aggregate of approximately 42.4 million, including antidilution adjustments currently in effect.

      On July 22, 2003, we announced that Warburg Pincus and entities affiliated with Broadview Capital had agreed to collectively invest $30 million, and potentially up to $40 million, in us. On July 30, 2003, these investors collectively invested $30 million in us and we issued short-term secured exchangeable promissory notes bearing interest at 25% per annum. On October 21, 2003, we amended and restated our securities purchase agreement with these investors and our $30 million short-term secured promissory notes issued to these investors on July 30, 2003. The terms previously providing for automatic exchange of the secured promissory notes, upon stockholder approval, for shares of Series B mandatorily redeemable convertible preferred stock were modified to provide for exchange at the investors’ sole discretion following stockholder approval. The Series B Preferred Stock issuable upon exchange of the amended notes, if any, will be convertible into shares of our Class A common stock at a conversion price of $1.15 per share, as previously agreed. The initial liquidation preference of $100.00 per share attributable to the Series B Preferred Stock bears interest at an annual rate of 14% through the seventh anniversary of the date of issuance, resulting in an increase in the number of shares of common stock issuable upon conversion of the Series B Preferred Stock over time, to an aggregate of approximately 89.1 million, assuming exchange on September 30, 2004 of $30 million of aggregate principal amount of the amended notes, together with accrued but unpaid interest at a rate of 25%. Upon receipt of stockholder approval, we will issue to the investors warrants to purchase an aggregate of 18 million shares of Class A common stock with an exercise price of $1.46, as previously agreed, and warrants to purchase 6 million shares of Class A common stock having an exercise price equal to $1.53 per share.

      Assuming exchange of $30 million in aggregate principal amount of the amended notes, together with accrued interest, on September 30, 2004, the shares of Series B Preferred Stock to be issued upon exchange of the amended notes and the warrants would be expected to represent approximately 14.3% and 10.1%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding outstanding employee options and warrants to purchase approximately 31.7 million shares of common stock. Prior to this transaction and excluding the effects of the investors’ initial $30 million financing on July 30, 2003, our Series A mandatorily redeemable convertible preferred stock and warrants currently held by the investors represented approximately 16.7% and 7.6%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants to purchase approximately 31.7 million shares of common stock. Assuming the issuance of the Series B Preferred Stock upon exchange of the amended notes on September 30, 2004 and the issuance of the warrants, the Series A Preferred Stock and the existing warrants would be expected to represent an aggregate of approximately 17.1% and 7.2%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants, and as adjusted to account for anti-dilution adjustments in connection with the issuance of the amended notes and the warrants to purchase common stock.

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

      In addition to outstanding shares eligible for sale, as of September 26, 2003, options and warrants to acquire 44.3 million shares of our common stock were outstanding. Also, as of September 26, 2003, approximately an additional 16.2 million shares of our common stock were reserved for issuance to our employees under existing and/or assumed stock option plans.

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

      We could be at a disadvantage when compared to competitors, particularly Alcatel, Business Networks AB, Cisco Systems, D-Link, and LinkSys (acquired by Cisco Systems in March 2003), that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation, Alvarion (the merger of Breezecom and Floware), Ceragon Networks, Cisco Systems, DMC Stratex Networks, Enterasys Networks, Harris Corporation, , Nokia Corporation, Symbol Technologies and 3Com Corporation.

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

      We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards. There can be no assurance, however, that the IEEE 802.11 compliant products products will have a meaningful commercial impact. In 1999, the IEEE approved a new 2.4 GHz WLAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. In addition, we developed higher-speed frequency hopping technology based on the FCC Part 15 rule change adopted in August 2000, that allowed for wider band hopping channels and increased the data rate from 1.6 Mbps to up to 10 Mbps. There can be no assurance that any such new products will compete effectively with IEEE 802.11b standard compliant products. In August 2002, we completed the acquisition of Agere’s 802.11 WLAN systems business, including its ORiNOCO product line, and we are now selling a full line of 802.11b products.

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

      The IEEE is evaluating a number of improvements and enhancements to 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. During the second quarter of 2003, the IEEE approved the 802.11g standard, a high speed extension of 802.11b, offering up to 54 Mbps of throughput, and commercial products are available. In addition, we have begun commercial shipment of and recognized revenue for dual-band adapters that comply with both the 802.11b and the 802.11a standards and a new dual-band, tri-protocal 802.11a, b and g WLAN combination solution. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation.

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

      During the nine months ended September 26, 2003 and the year ended December 31, 2002, international sales accounted for approximately 41% and 38% of our total sales, respectively. Revenue from shipments by Western Multiplex to customers outside of North America, principally to a limited number of distributors, represented 24% and 33% of total revenue during the calendar years 2001 and 2000, respectively. Revenue from shipments by Proxim, Inc. to customers outside North America, principally to a limited number of distributors and OEM customers, represented 33% and 18% of total revenue during the calendar years 2001 and 2000, respectively. Agere’s sales of its ORiNOCO products included sales to a number of international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue.

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

      Our WWAN business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. One distributor accounted for approximately 14% and 23% of our total revenue in the six months ended June 27, 2003 and year ended December 31, 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. In addition, as we continued the development of our distribution channels, we may consolidate demand through fewer, larger distributors in order to effectively manage a growing base of VARs, resellers and sub-distributors.

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

      Our success depends to a large extent on the continued services of Mr. Frank Plastina, our President and Chief Executive Officer, Mr. David L. Thompson, our Executive Vice President, Chief Financial Officer and Secretary, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and a majority of our operations are located. In addition, our employees may experience uncertainty about their participation in the future of the combined company due to the following issues relating to recent business combination transactions: changing employee roles with respect to Proxim’s announced operations strategies, the management of an increasing number of geographically dispersed operations and the related challenges of integrating a growing number of diverse local regulations, customs and practices. These conditions may adversely affect our ability to attract and retain key management, technical, sales and marketing personnel. We must also continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger and morale challenges posed by workforce reductions and restructurings.

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

      Upon receipt of stockholder approval, we will issue Warburg Pincus and entities affiliated with Broadview Capital warrants to purchase an aggregate of eighteen million shares of Class A common stock with an exercise price of $1.46, and warrants to purchase six million shares of Class A common stock having an exercise price equal to $1.53 per share. Assuming exchange by these investors of $30 million in aggregate principal amount of the amended notes, together with accrued interest, on September 30, 2004, the shares of Series B Preferred Stock to be issued upon exchange of the amended notes and the warrants would be expected to represent approximately 14.3% and 10.1%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding outstanding employee options and warrants to purchase approximately 31.7 million shares of common stock. Prior to this transaction and excluding the effects of the investors’ initial $30 million financing on July 30, 2003, our Series A Preferred Stock and warrants currently held by these investors represented approximately 16.7% and 7.6%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants to purchase approximately 31.7 million shares of common stock. Assuming the issuance of the Series B Preferred Stock upon exchange of the amended notes on September 30, 2004 and the issuance of the warrants, the Series A Preferred Stock and the existing warrants held by these investors would be expected to represent an aggregate of approximately 17.1% and 7.2%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of October 9, 2003 and excluding employee options and warrants, and as adjusted to account for anti-dilution adjustments in connection with the issuance of the amended notes. These stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of these stockholders may be different than those of other stockholders of our company. In addition, the significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquiror from obtaining control of our company.

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

      If approved at a special meeting of our stockholders, Warburg Pincus and Broadview Capital will have the right to exchange the notes issued to these investors in July 2003 for shares of Series B Preferred Stock. We subsequently amended and restated these notes in October 2003. Upon such issuance of the notes, as amended, holders of our Series B Preferred Stock will be entitled to receive certain benefits not available to holders of our common stock. In particular:

•	each share of Series B Preferred Stock will have an initial liquidation preference of $100.00 and the liquidation preference will bear interest at an annual rate of 14%, compounded quarterly, for seven years from the date of issuance. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	on the seventh anniversary of the issuance of the Series B Preferred Stock, we will be required to redeem all outstanding shares of Series B Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change of control of our company, the holders of the Series B Preferred Stock will have the right to convert the Series B Preferred Stock into common stock if upon such conversion the holders of Series B Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or offer to repurchase the Series B Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to the sixth anniversary of the issuance of the Series B Preferred Stock, the liquidation preference will increase as necessary to provide for six years of accretion; provided, however, that if a change of control occurs within nine months of the issuance of the Series B Preferred Stock, the accretion amount will be capped at 80% of its maximum value;

•	holders of Series B Preferred Stock will have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series B Preferred Stock, which initially shall be approximately $1.15 per share, will be subject to customary weighted average anti-dilution adjustments and other customary adjustments; and

•	the approval of holders of a majority of the Series B Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series B Preferred Stock, any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock.

      Warburg has agreed until July 22, 2007 to limit its voting rights to no more than 45% of our issued and outstanding voting stock. In addition, for so long as each of the investors owns at least 25% of the aggregate principal amount of the amended notes issued to each of them on October 21, 2003 or 25% of the shares of Series B Preferred Stock issued to them (including as owned and outstanding such shares of common stock issuable upon conversion of the shares of Series B Preferred Stock and upon exercise of the warrants), and Warburg Pincus owns at least 25% of the shares of Series A Preferred Stock (including as owned and outstanding such shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and exercise of the existing warrants), the investors will have the right to hold three out of a possible nine seats on our Board of Directors and Warburg Pincus shall have the right to have one observer attend meetings of the Board of Directors.

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

Should the outcome of our patent or other litigation be unfavorable, we may be required to pay damages and other expenses, or we could be enjoined from selling certain products, which could materially and adversely affect our business, financial condition and operating results.

      Proxim, Inc.’s involvement in patent and International Trade Commission litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the combined company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

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

      On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies were identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere have filed motions to intervene in the proceedings before the ITC and these motions were approved by the ITC.

      On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim, Inc.’s patents be found invalid, unenforceable and not infringed. Intersil and Cisco sought damages and attorneys’ fees from Proxim, Inc. based upon alleged breach of contract and unfair competition.

      On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. These counterclaims were later severed from the lawsuit by the District Court and refiled by Symbol on December 4, 2001.

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

      On March 17, 2003, we announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, we and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies have entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to us.

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. Proceedings will continue with the court to conduct a bench trial on our remaining equitable defenses not addressed by the jury. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on our sales of these products from January 1, 1995. Accordingly, we recorded an accrual for estimated royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. We have not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. We will continue to evaluate and review our estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. In addition, we do not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings. On September 29, 2003, in connection with our counterclaims against Symbol, the jury rendered a verdict that Symbol did not infringe on a patent held by us.

      As a result of the settlement with Agere Systems and its customers on August 5, 2002, and the settlement with Intersil and its customers on March 17, 2003, the only patent infringement litigation that remains open relates to Symbol Technologies’ suit against Proxim.

      On or about March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on or about May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and the Company in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or the Company is responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. The case is in its earliest stages, as discovery recently commenced and a trial date has not been set. The Company intends to defend itself vigorously against the lawsuit.

      On or about August 22, 2003, ISIS Surface Mounting, Inc. (“ISIS”) filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara. ISIS alleges, among other things, that between August 1997 and March 2001, the Company agreed to purchase circuit board assemblies from ISIS in accordance with written forecasts and specifications provided by the Company. The complaint further alleges that the Company breached this alleged agreement by failing to buy circuit board assemblies in accordance with its previous forecasts. ISIS seeks damages of at least $6.2 million, plus interest, attorneys’

fees, costs of suit, and certain equitable relief. The case is in its earliest stages, as discovery has not yet commenced and a trial date has not been set. The Company intends to defend itself vigorously against the lawsuit.

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

      The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, we could be required to pay damages and other expenses, and, in the case of litigation related to patents or other intellectual property rights, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. We cannot make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

      In particular, if the proceedings before the court in our litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the amended notes issued to Warburg Pincus and affiliates of Broadview Capital. Upon such occurrence, the investors would have the ability to require us to repay the amended notes and to prevent us from calling an additional $10 million investment. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under our secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the amended notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

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

Interest Rate Sensitivity

      Other than our equity investments as described below, our investments include restricted cash, representing funds held in financial institutions as collateral on security deposits required under lease agreements. As these funds consist of time deposits that are generally held to maturity, they are not generally subject to interest rate risk. In July 2003, we issued to Warburg Pincus and Broadview Capital secured exchangeable promissory notes and subsequently amended these notes in October 2003. As amended, these notes bear interest at a rate of 25% per annum and mature on September 30, 2004. As these notes bear interest at a fixed rate through maturity, they are not subject to interest rate risk.

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

Investment Risk

      We are exposed to market risk as it relates to changes in the fair value of our investments. We invest in equity investments in a public company for business and strategic purposes and we have classified these securities as available-for-sale. We also invest in equity instruments in a private company. These equity investments, primarily in technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of September 26, 2003, we had unrealized gain of $879,000 which was recorded as a separate component of stockholders’ equity. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control.

      Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

Item 4.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Our involvement in patent and International Trade Commission litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the combined company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results. In particular, as described in detail below, on September 15, 2003, we announced that the jury had rendered a verdict in the first phase of the patent infringement litigation with Symbol Technologies finding that certain of our products infringe two of Symbol’s patents.

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

      On March 9, 2001, Proxim, Inc. filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe its patented wireless networking technology. Eight companies were identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim, Inc. notified these and other companies that it believed to have been infringing its patents. On May 9, 2001, Proxim, Inc. filed to remove Compex from the ITC complaint as Compex entered into an agreement with Proxim, Inc. to license these patents. Intersil and Agere have filed motions to intervene in the proceedings before the ITC and these motions were approved by the ITC.

      On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim, Inc.’s patents be found invalid, unenforceable and not infringed. Intersil and Cisco sought damages and attorneys’ fees from Proxim, Inc. based upon alleged breach of contract and unfair competition.

      On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. These counterclaims were later severed from the lawsuit by the District Court and refiled by Symbol on December 4, 2001.

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

      On August 5, 2002, in connection with our acquisition of the 802.11 WLAN systems business from Agere, we announced that we had entered into a cross-license agreement with Agere whereby, in part, we and Agere agreed to settle the pending patent-related litigation between the two companies.

      On March 17, 2003, we announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, we and Intersil agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to us.

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. Proceedings will continue with the court to conduct a bench trial on our remaining equitable defenses not addressed by the jury. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on our sales of these products from January 1, 1995. Accordingly, we recorded an accrual for estimated royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. We have not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. We will continue to evaluate and review our estimate of our estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. In addition, we do not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings. On September 29, 2003, in connection with our counterclaims against Symbol, the jury rendered a verdict that Symbol did not infringe on a patent held by us. We intend to vigorously defend ourself in Symbol’s suit against us and to consider all available options after the conclusion of all matters before the court.

      As a result of the settlement with Agere Systems and its customers on August 5, 2002, and the settlement with Intersil and its customers on March 17, 2003, the only patent infringement litigation that remains open relates to Symbol Technologies’ suit against Proxim, and Proxim’s suit.

      On or about March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on or about May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and the Company in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or the Company is responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. The case is in its earliest stages, as discovery recently commenced and a trial date has not been set. The Company intends to defend itself vigorously against the lawsuit.

      On or about August 22, 2003, ISIS Surface Mounting, Inc. (“ISIS”) filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara. ISIS alleges, among other things, that between August 1997 and March 2001, the Company agreed to purchase circuit board assemblies from ISIS in accordance with written forecasts and specifications provided by the Company. The complaint further alleges that the Company breached this alleged agreement by failing to buy circuit board assemblies in accordance with its previous forecasts. ISIS seeks damages of at least $6.2 million, plus interest, attorneys’ fees, costs of suit, and certain equitable relief. The case is in its earliest stages, as discovery has not yet commenced and a trial date has not been set. The Company intends to defend itself vigorously against the lawsuit.

      The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, we could be required to pay damages and other expenses, and, in the case of litigation related to patents or other intellectual property rights, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. We cannot make any assurance that these matters will not materially and adversely affect our business, financial condition, operating results, or cash flows.

      In particular, if the proceedings before the court in our litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the amended notes issued to Warburg Pincus and affiliates of Broadview Capital. Upon such occurrence, the investors would have the ability to require us to repay the amended notes and to prevent us from calling an additional $10 million investment. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under our secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the amended notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

Item 2.	Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

      From June 28, 2003 through September 26, 2003, the Company issued and sold the following unregistered securities which, on October 21, 2003, were amended and restated as described below:

      On July 30, 2003, the Company issued to Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates (the “Investors”) short-term secured exchangeable promissory notes with an aggregate principal amount equal to $30 million and bearing interest at 25% per annum. The short-term secured exchangeable promissory notes were issued in exchange for an investment in the Company by the investors in the amount of $30 million under the terms of the securities purchase agreement, entered into as of July 22, 2003, by and among the Company and these investors. The securities purchase agreement provided for a potential investment of up to $40 million, as described above in Note 1, “The Company — Liquidity and Significant Events — Amended Exchangeable Promissory Notes.”

      On October 21, 2003, the Company amended and restated the securities purchase agreement (the “Amended Agreement”) and amended and restated the short-term secured exchangeable promissory notes (the “Amended Notes”). The Amended Notes continue to bear interest at 25% per annum, subject to increase on an event of default or if the Company calls an additional investment of $5 million from the investors prior to its special meeting of stockholders. The Amended Notes are due upon the earliest of:

•	the occurrence of an event of default, as defined in the Amended Notes, subject to election by the holders of at least a majority of the aggregate principal amount outstanding, except in the case of an event of default relating to bankruptcy or insolvency or similar proceedings;

•	any date upon which a holder of an Amended Note demands payment upon the occurrence of a change of control, as defined; and

•	September 30, 2004.

      An event of default triggered by a material adverse change, as defined in Amended Agreement, includes (i) any adverse ruling or judgment in the Company’s pending patent infringement litigation with Symbol Technologies, Inc. that requires the Company and/or any of its subsidiaries to render payment or post a bond equal to or greater than $10 million (whether or not such payment has been made or bond posted as of such date) and (ii) any other rulings or judgments made against the Company and/or any of its subsidiaries in the patent infringement litigation with Symbol or any other litigations, the effects of which rulings or judgments are material and adverse to the Company and its subsidiaries, taken as a whole.

      The terms providing for the automatic exchange of the short-term secured exchangeable promissory notes, upon stockholder approval, for shares of Series B mandatorily redeemable convertible preferred stock (the “Series B Preferred Stock”) were modified to provide for exchange at the Investors’ sole discretion following stockholder approval. The Series B Preferred Stock issuable upon exchange of the Amended Notes, if any, will be convertible into shares of the Company’s Class A common stock at a conversion price of $1.15 per share, as previously agreed. In accordance with the Amended Agreement, the Series B Preferred Stock will have rights to a liquidation preference that accretes at 14% per annum compounding quarterly for seven years, with acceleration upon a change of control, as defined, or a material asset sale, as defined. The Series B Preferred Stock, if issued, also will be entitled to weighted average conversion price adjustments for dilutive issuances and subscription rights in certain equity financings. The Company will have the right to require conversion of the Series B Preferred Stock after five years if the closing price of the Company’s common stock exceeds 300% of the conversion price for ninety consecutive trading days.

      Upon receipt of stockholder approval, the Company will issue to the Investors warrants to purchase an aggregate of 18 million shares of Class A common stock with an exercise price of $1.46, as previously agreed, and warrants to purchase 6 million shares of Class A common stock having an exercise price equal to $1.53 per share (collectively, the “Warrants”). The Company will hold a special meeting of stockholders to approve the Investors’ right to exchange the Amended Notes for Series B Preferred Stock and the issuance of the Warrants on December 12, 2003.

      Proceeds from this $30 million investment in the Company are being used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products and technologies, equipment acquisitions, general working capital and operating expenses. There were no underwriters employed in connection with the security issuance set forth above. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     Rights of Security Holders

      Holders of Amended Notes receive additional rights to board representation. In addition, upon exchange of the Amended Notes for Series B preferred stock, such holders of our Series B preferred stock will be entitled to receive certain benefits not available to holders of our common stock or our Series A preferred stock, including certain preferential dividends, liquidation preferences, redemption rights, preemptive rights that apply to certain future issuances of our capital stock, change of control conversion rights, conversion price adjustments, certain protective provisions relating to future corporate actions, and continued additional rights to board representation.

Item 5.	Other Information

      On August 5, 2003, Jonathan Zakin, Proxim’s former Chairman and Chief Executive Officer, vacated his position as Chairman of the Board of Directors. Following the appointment of Frank Plastina as President and Chief Executive Officer of Proxim on May 1, 2003 and until August 5, 2003, Mr. Zakin had continued as Chairman of the Board of Directors and worked with Mr. Plastina on strategic initiatives and investor relations. Proxim is currently endeavoring to appoint a new Chairman of the Board of Directors.

      In connection with Mr. Zakin’s departure on August 5, 2003, we entered into a separation and release letter agreement with him pursuant to which (i) Mr. Zakin acknowledged that the termination of his employment constituted a termination by the Company, without cause, as such term is defined in the Amended and Restated Employment and Co-Investment Agreement, dated October 31, 1999, by and among the Company, Mr. Zakin and certain other entities, and (ii) certain options to purchase our common stock held by Mr. Zakin fully vested and became exercisable until August 5, 2004.

      As previously reported, David C. King vacated his position as Vice Chairman of the Board of Directors, effective July 7, 2003. In connection with Mr. King’s departure, we entered into a separation agreement and release with him, pursuant to which (i) the Company agreed that good reason, as referenced therein, existed as of December 9, 2002 and continued to exist until the Separation Date and (ii) that Mr. King is entitled to all payments and benefits under Section 9(c)(iii) of that certain employment agreement, as amended, dated January 16, 2002 and as amended December 9, 2002 and June 9, 2003, and Section 3(a)(i) of that certain Change of Control Agreement, dated June 18, 1998 and as amended June 9, 2003.

      Effective September 4, 2003, David L. Thompson was appointed our Executive Vice President, Chief Financial Officer and Secretary. On October 27, 2003, Richard J. Tallman joined Proxim as our Vice President, General Counsel and Secretary. Mr. Thompson continues to hold the titles of Executive Vice President and Chief Financial Officer.

Item 6.     Exhibits and Reports on Form 8-K

      A. Exhibits

4.15(1)*	Form of Registrant’s Secured Promissory Note issued to each of the investors in connection with the Securities Purchase Agreement, dated July 22, 2003, by and among the Registrant, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC.
10.49	Employment Agreement, dated June 28, 2003 and effective as of September 4, 2003, by and between the Registrant and David L. Thompson.
10.50	Separation and Release Letter Agreement, dated August 21, 2003 and effective as of June 5, 2003, by and between the Registrant and Jonathan N. Zakin.
10.51	Separation Agreement and Release, dated September 1, 2003 and effective as of July 7, 2003, by and between the Registrant and David C. King.
10.52(2)*	Securities Purchase Agreement, dated July 22, 2003, by and among the Registrant, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC.
10.53*	Intercreditor Agreement, dated July 22, 2003, by and among the Registrant, Silicon Valley Bank and Warburg Pincus Private Equity VIII, L.P. as collateral agent for the Noteholders (as defined therein).
10.54	Amendment to Loan Documents, dated July 25, 2003, between the Registrant and Silicon Valley Bank.
10.55	Purchase Agreement, dated September 11, 2003, between Jerry M. Baker and Sandy L. Baker, Co-Trustees of the Baker Family Revocable Living Trust, and the Registrant with respect to the property located at 305 Soquel Avenue in Sunnyvale, California.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2003 (included as an attachment to Exhibit 2.1).

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2003.

*	Please refer to the exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2003 for important information regarding the subsequent amendment and restatement of the security or agreement to which this exhibit relates.

      B. Reports on Form 8-K

Date	Item Reported

July 29, 2003	On July 22, 2003, the Registrant issued a press release announcing that it has entered into a Securities Purchase Agreement, dated July 22, 2003, with Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC (the “Original Purchase Agreement”) and filed the press release and the Original Purchase Agreement on Form 8-K.
August 25, 2003	In connection with the calling of a Special Meeting of Stockholders to approve proposals relating to the securities described in the Original Purchase Agreement, the Registrant furnished certain financial statements and other information on Form 8-K.
September 15, 2003	On September 15, 2003, the Registrant issued a press release relating to the jury verdict in the first phase of Symbol Technologies, Inc.’s patent suit with the Registrant before the U.S. District Court before the District of Delaware and filed the press release on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROXIM CORPORATION

By:	/s/ DAVID L. THOMPSON

David L. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2003

EXHIBIT INDEX

Exhibit
Number		Description

4	.15(1)*	Form of Registrant’s Secured Promissory Note issued to each of the investors in connection with the Securities Purchase Agreement, dated July 22, 2003, by and among the Registrant, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC.
10.49		Employment Agreement, dated June 28, 2003 and effective as of September 4, 2003, by and between the Registrant and David L. Thompson.
10.50		Separation and Release Letter Agreement, dated August 21, 2003 and effective as of June 5, 2003, by and between the Registrant and Jonathan N. Zakin.
10.51		Separation Agreement and Release, dated September 1, 2003 and effective as of July 7, 2003, by and between the Registrant and David C. King.
10	.52(2)*	Securities Purchase Agreement, dated as of July 22, 2003, by and among the Registrant, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC.
10	.53*	Intercreditor Agreement, dated as of July 22, 2003, by and among the Registrant, Silicon Valley Bank and Warburg Pincus Private Equity VIII, L.P. as collateral agent for the Noteholders (as defined therein).
10.54		Amendment to Loan Documents, dated July 25, 2003, between the Registrant and Silicon Valley Bank.
10.55		Purchase Agreement, dated September 11, 2003, between Jerry M. Baker and Sandy L. Baker, Co-Trustees of the Baker Family Revocable Living Trust, and the Registrant with respect to the property located at 305 Soquel Avenue in Sunnyvale, California.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

(1)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2003 (included as an attachment to Exhibit 2.1).

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2003.

*	Please refer to the exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2003 for important information regarding the subsequent amendment and restatement of the security or agreement to which this exhibit relates.