Form 10-K
period 2003-12-31
PROXIM CORP
filed 2004-03-15
CIK 1112263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Based on the closing sale price of the registrant’s Class A Common Stock on the Nasdaq National Market System on June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates of the registrant was $166,887,440.

      The number of shares outstanding of the registrant’s Class A common stock as of March 5, 2004, was approximately 123,341,837.

PART I

ITEM 1.	Business

      This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to the financial condition, results of operations, accounting judgments, cash flows, liquidity, litigation, financing plans and needs, business strategies and prospects, operating efficiencies or synergies, budgets, interest costs, capital and other expenditures, competitive position, growth opportunities for existing products, benefits from new technology, plans and objectives of management and other matters. Statements in this document that are not historical facts are identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Proxim. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Risk Factors” and elsewhere in this report.

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

Overview

      We are a leader in wireless networking equipment for Wi-Fi and broadband wireless networks. We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. We serve these markets by selling our systems to service providers, businesses and other enterprises, directly through our sales force and indirectly through distributors, value-added resellers, products integrators and original equipment manufacturers.

      Proxim Corporation is incorporated in Delaware and is the company created by the March 26, 2002 merger of Proxim, Inc. and Western Multiplex Corporation. Western Multiplex was founded in 1979 in Sunnyvale, California as a vendor of radio components and related services. In 1992, Western Multiplex changed its strategy, becoming a designer and manufacturer of broadband wireless systems and launched our Lynx broadband wireless products. These point-to-point systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. In 1999, Western Multiplex introduced its Tsunami point-to-point broadband wireless systems, which primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. Based on Western Multiplex’s core technologies and the technology acquired through its purchase of WirelessHome Corporation in March 2001, Western Multiplex developed point-to-multipoint systems that enable service providers, businesses and other enterprises to connect multiple facilities within a geographic area to a central hub. Western Multiplex began shipping its first generation of these products at the end of the fourth quarter of 2001. In March 2002, Western Multiplex merged with Proxim, Inc. which designed, manufactured and marketed high performance WLAN and building-to-building network products based on RF technology. The combined company changed the Western Multiplex name to Proxim Corporation. In April 2002, we acquired nBand Communications Inc., a start-up developer of next generation advanced application specific integrated circuits, or ASICs technology. On August 5, 2002, we acquired the 802.11 WLAN systems business of Agere Systems, including its ORiNOCO product line.

      In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning on the respective dates of completion of the business combinations.

Market Overview

      The Wi-Fi market is composed of three segments: enterprise, consumer and public hot spots. Wi-Fi products allow enterprises and consumers to establish high-speed wireless networks within office buildings, across a corporate campus, in homes or in public areas. These networks consist of access points or bridges that serve as the link between the wire line network and wireless users, and network interface cards for access devices. Wi-Fi networks are currently based on three main standards: 802.11a which operates in the 5 gigahertz band and offers speeds of up to 54 Megabits per second, 802.11b which operates in the unlicensed 2.4 gigahertz band and offers up to 11 Megabits per second, and 802.11g which operates in the 2.4 gigahertz band and delivers data rates of up to 54 Megabits per second.

      Proxim’s Wi-Fi access points and network interface cards address both the enterprise and service provider public hot spot market segments and support all three 802.11 networking standards. Both the enterprise and public hot spot markets are experiencing significant growth and intensifying competition, as mobile professionals increasingly require wireless access to corporate information. Enterprise customers for Proxim’s Wi-Fi products span the education, retail, finance, health care, manufacturing, transportation industries as well as government.

      The broadband wireless market is comprised of broadband radio frequency (RF) equipment that delivers high speed, high capacity voice and data communications over a wireless medium. The market is divided into two segments — license-exempt and licensed. In each of these segments, products include point-to-point radios for voice and data backhaul or to connect two buildings, and point-to-multipoint radios which are used to connect multiple buildings in an enterprise campus or community as well as for public safety and last mile access applications.

      Broadband wireless has quickly established itself as a strong network access alternative and as a complement to leased lines, cable and DSL for the delivery of data, voice, video and multimedia applications to both business and residential customers. The recent adoption of the IEEE 802.16 broadband wireless standards, ease of deployment, relatively low-cost, and the ability to reach areas that do not have broadband infrastructure are increasing the popularity of broadband wireless.

      Proxim offers license-exempt broadband wireless products including both point-to-point and point-to-multipoint radios in the 5.8 and 2.4 gigahertz bands. These products are sold to both enterprises and service provider customers.

The Proxim Solution

      We believe that our broadband wireless systems address the growing need for bandwidth where digital phone lines or fiber optic cable are either too expensive to deploy in a timely fashion or are unavailable. In addition, our systems extend the reach of wired service provider and enterprise networks by providing extended range coverage using our standards-based wireless wide area network or WWAN and wireless local area network or WLAN infrastructure systems. Our products are used in a variety of applications in different markets, including:

•	Voice and Data Backhaul. Our systems enable cellular and personal communication service providers to connect their base stations to other base stations and to existing wire line networks.

•	The Mobile Enterprise. Our systems and products enable enterprises with multiple facilities, including those located in a campus environment, to connect their facilities to expand or establish private computer and communications networks, which support both voice and data. In addition, our WLAN products extend the reach of wired enterprise networks to enable seamless mobility.

•	Last Mile Access and Public Access. Our systems and products connect end-users with a service provider’s network backbone and central office, providing high-speed, last mile Internet access supporting voice, data and video.

•	Public Hotspots. Our WLAN products provide fully-featured wireless access products for the emerging public access or hot spot market. In addition, our WWAN products provide cost-effective, broadband access between the hot spots and the service providers existing network infrastructure.

•	Security and Surveillance. Our WWAN systems enable cost effective deployment of extensive surveillance networks, leveraging the benefits of industry standard Internet Protocol or IP networking products, including new generations of IP digital surveillance cameras. Our systems can also be used to rapidly and cost-effectively extend the coverage of traditional, proprietary coax closed-circuit television or CCTV security systems. Our WWAN products can be solar powered, enabling greater reach for private and public surveillance networks.

•	Metropolitan Area Networks. Proxim’s WWAN systems enable communities, government entities and private enterprises to rapidly and cost-effectively establish wide-area networks across municipalities, towns or cities, connecting their dispersed facilities to support voice, data and video networks.

      The key benefits of our solutions include:

      Rapid deployment. Service providers, businesses and other enterprises can rapidly and cost-effectively deploy our systems to establish new, or expand existing, network infrastructures. Competing technologies such as digital phone lines and fiber optic cables generally take longer and are more costly to deploy than our broadband wireless access systems. In addition, our license-exempt systems do not require frequency coordination and regulatory approval. As a result, service providers, businesses and other enterprises can avoid many of the time consuming processes typically required in installing licensed wireless technologies.

      Telecommunications grade availability of service. We have developed error correction algorithms, fault tolerant systems and comprehensive network management software designed to enable our Lynx and Tsunami point-to-point fixed wireless systems to match or exceed fiber network availability standards. These wireless systems are designed to provide 99.999% availability, or less than five minutes of down time per year. As a result, our systems enable service providers, businesses and other enterprises to provide end-users with telecommunications grade availability which is equal to or better than that offered by most alternative broadband access solutions.

      High-speed and long distance connections. We have used our engineering expertise and proprietary radio frequency and digital signal processing technologies to design systems that offer an attractive combination of high-speed transmission rates and long-range coverage. During the past ten years, we have introduced what we believe are some of the fastest and longest-range wireless networking systems available, including our Tsunami 480, which we believe is currently the industry’s fastest microwave wireless license-exempt system.

      Cost-effective solutions. Because our technologies enable our WWAN systems to transmit over longer distances and WLAN access points offer greater sustained throughput than competing product designs, service providers, and enterprises often require fewer units to cover a specified area. As a result, they are able to reduce both their initial and incremental capital expenditures for network deployments.

      Fully integrated end-to-end solution. We offer a broad range of systems that enable service providers, businesses and other enterprises to create complete broadband and local wireless networks that connect end-users to network backbones, such as fiber optic networks, and to existing wired enterprise networks. Our point-to-point systems are primarily used within the backhaul segments of networks and also provide last mile access to large businesses. Our point-to-multipoint systems provide building to building connectivity for enterprise campus environments, as well as enable service providers to provide last mile access to campus, residential and small business users. Our systems use similar radio frequency technology, digital signal processing and network management software. We believe this design commonality offers service providers, businesses and other enterprises higher end-to-end performance, lower equipment costs and lower training and maintenance costs.

      Our broadband wireless access systems have various disadvantages and limitations. For example, the broadband wireless access industry is technology intensive and requires us to continually develop new products or product enhancements in order for us to remain competitive. In addition, in contrast to cellular wireless access solutions, our WWAN systems require line-of-sight installation, which often requires the network service provider or enterprise network owner to obtain roof rights from third parties. Our systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas as our systems. As an increasing number of unlicensed products are deployed over time, whether Proxim systems or systems from our competitors, the possibility of interference between systems that operate in the same frequency increases, and in some cases there may not be sufficient frequency available in a given geographic location to allow further expansion of a customer’s network. Furthermore, standardization has made the WLAN market very competitive. Our products have shorter lifecycles and require constant, costly investments in innovative research and development to retain or create new competitive advantages.

Strategy

      Our objective is to be a leading global provider of broadband wireless access and networking systems. Our strategy to accomplish this objective is to:

      Capitalize on our technology expertise to rapidly introduce new products. Over the past ten years, we have developed or acquired several core technologies that form the basis of our current product lines and that we intend to use in our future product development. Our dedicated team of engineers has multi-disciplinary technical capabilities, including radio frequency technology, digital signal processing and system software development. We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner.

      Utilize existing customer and partner relationships to expand into new market segments. In 2003, we sold our systems to approximately 614 customers in 96 countries. Some of our main customers and partners include AT&T Wireless Group, Avaya, Cingular Wireless, Dell Computer, Fujitsu, Hewlett-Packard, Motorola, Telefonica, Telmex, Verizon Wireless, China Mobile, China Unicom, and T-Mobile, USA. We intend to build upon our relationships with current customers and partners as they continue to expand their networks and enter new market segments, such as enterprise mobility, public access, campus connectivity, security and surveillance and other private networks and last mile access.

      Increase our presence in international markets. While our products are currently sold and approved for use in more than 50 countries, we intend to increase our presence in these countries and further expand into new international markets where broadband wire line access is currently too expensive or unavailable. In particular, as various governmental authorities make license-exempt spectrum available, we believe our license-exempt systems will be well positioned for rapid deployment in these international markets. We intend to continue to expand our presence worldwide by expanding our international channels and marketing efforts, obtaining regulatory approvals for deploying our systems in new international markets, increasing our total product offerings in both existing and new international markets and establishing strategic alliances and partnerships.

      Aggressively market through distributors, value-added resellers and systems integrators. We have established relationships with key distributors, value-added resellers and systems integrators such as Anixter, Comstor, Digital China, Hutton Communication, Inc., Ingram Micro, Somera Communications Inc., Tech Data, Tessco Technologies Incorporated and Westcon Inc. to market and sell our systems. To accelerate our growth, we intend to build upon our existing relationships and establish new relationships with distributors, value-added resellers and systems integrators that we believe have strong relationships with potential customers for our Lynx, Tsunami and ORiNOCO products. Our marketing group develops materials and programs such as training courses to assist our distributors, value-added resellers and systems integrators in penetrating these markets.

Products

      We classify our products into two product lines: WWAN and WLAN product lines. The WWAN product line includes point-to-point Lynx, Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes ORiNOCO 802.11 access point and client card products. We design our products and systems generally to use common features, components and software.

      Our products operate at different transmission speeds, radio frequencies, with different ranges and support different standard interfaces. The table below summarizes the features of our current products:

Transmission Speeds
(Kilobits per second
	(Kbps)) (Megabits per	Radio Frequency
Product Name	second (Mbps))	(Gigahertz (GHz))	Range	Standard Interface

WWAN Products
Point-to-Point Systems
LYNX	56 Kbps to 155 Mbps	2.4 GHz and 5.8 GHz (License- exempt)	Beyond 50 miles	Fractional, T1, E1 DS3 and OC3
TSUNAMI	2 Mbps to 480 Mbps	2.4 GHz and 5.8 GHz (License- exempt)	Beyond 40 miles	T1, E1, 10/100T
TSUNAMI Quickbridge	11 Mbps to 60 Mbps	2.4 GHz and 5.8 GHz (License- exempt)	Up to 6 miles	T1, E1, 10/100T
Point-to- Multipoint Systems
TSUNAMI Multipoint (MP)	20 Mbps to 60 Mbps/sector	5.8 GHz (License- exempt)	Up to 6 miles	10/100T
TSUNAMI MP.11	11 Mbps to 54 Mbps	2.4 GHz and 5 GHz (License-exempt)	Up to 16 miles	10/100T

Transmission Speeds
(Kilobits per
second(Kbps))
	(Megabits per second	Radio Frequency
Product Name	(Mbps))	(Gigahertz (GHz))	Range	Standard Interface

WLAN Products
ORiNOCO Access Points	11 Mbps to 108Mbps	2.4 GHz and 5 GHz (License-exempt)	Up to 1700 feet	802.11a, b, g, 10/100T
ORiNOCO Client Cards	11 Mbps to 108Mbps	2.4 GHz and 5 GHz (License-exempt)	Up to 1700 feet	802.11a, b, g, 10/100T

WWAN Products

      Each of our point-to-point systems consists of two pieces of equipment at separate locations. Each piece of equipment is first connected to an end-user’s network by a cable and then connected by an antenna cable to an antenna, which is usually mounted on a rooftop or tower. The two antennae are then aimed at one another to create a wireless connection between the two end-user locations. By using multiple systems, end-users can connect more than two locations to form a more extensive network. Our point-to-multipoint system consists of a base station connected to a wire line network, which communicates with a multitude of subscriber units that connect remote local area computer networks to the main wire line network.

      Lynx products. Our point-to-point Lynx products are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. These connections comprise the backhaul segments of their networks. In addition, these products are also used to establish campus and private networks and to provide fiber extension and last mile access. Our Lynx products are offered in a variety of frequencies, ranging from 2.4 GHz to 5.8 GHz, which operate in license-exempt spectrum, with a variety of data transmission speeds, ranging from 56 Kbps per second to 155 Mbps per second. Our Lynx products can transmit and receive the maximum data capacity in both directions simultaneously, a feature commonly known as full duplex. Our products have a compact, fully integrated design and a built-in network management system. They can be linked together within a network and managed with simple network management protocol, or SNMP, software. SNMP is an industry standard set of rules that governs network management and monitors network devices and their functions. Our Lynx products also include a separate control and diagnostic channel, which remotely monitors the system’s status and performance without reducing its carrying capacity.

      Tsunami products. Our point-to-point Tsunami products primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. In addition, these products are also used to provide last mile access. Tsunami products are currently offered in frequencies ranging from 2.4 GHz to 5.8 GHz, with a variety of data transmission speeds ranging from 2 Mbps per second to 480 Mbps per second. Like our Lynx products, our Tsunami products offer features including full duplex transmission, fully integrated design and a separate control and diagnostic channel. In addition, our higher capacity Tsunami systems include one or more additional T1 or E1 connections without reducing the carrying capacity of the system. The additional T1 or E1 connection is a standard telecommunications interface that is not based on Internet Protocol and is typically used for voice and/or video.

      Point-to-Multipoint Products. Our point-to-multipoint systems enable service providers, businesses and other enterprises to cost-effectively connect end-users to a central hub. Businesses and other enterprises may also use these systems to cost-effectively connect multiple facilities within their private networks. Our point-to-multipoint systems are deployed in a hub and spoke configuration consisting of a single central hub and equipment located at each end-user’s premises. The central hub wirelessly connects to the remote customer premises equipment, prioritizing transmissions and allocating slots of time to each end-user based on a system called time division duplexing. We believe our time division duplexing technology provides a more efficient use of capacity compared to most alternative technologies to accommodate the peaks and lows of traffic between each end-user and the central hub. Central hubs operate in a variety of frequencies, in various geographic configurations and are capable of supporting hundreds of units of customer premises equipment. The hub unit can also connect to the central office of a service provider using our point-to-point technology. The customer premises equipment transmits and receives data between the end-user and the central hub at various transmission speeds and frequencies.

WLAN Products

      ORiNOCO Access Point. Our family of ORiNOCO access points offer solutions for enterprises and public access enabling corporate user access and creation of hot spots in small, medium and large venues. Each of our ORiNOCO access points is a full featured wireless bridge that extends the range of wired Ethernet networks and enables migration from 802.11b, 2.4 GHz, WLANs to 802.11g, 2.4 GHz, WLANs or to 802.11a, 5 GHz, WLANs. With single and dual radio architecture, the ORiNOCO access points provide configuration flexibility and increased network capacity. Our ORiNOCO access points also provide high-level security including IEEE 802.1x, which is a part of the Windows XP operating system. Our Wireless Distribution System feature enables wireless inter-connectivity of multiple ORiNOCO access points, providing for a variety of wireless infrastructure configurations without the use of additional 10/100T cabling. Web enabled and SNMP network management allow for simple configuration and remote management of each ORiNOCO network. Through a strategic alliance with Wavelink, we also offer a Graphic User Interface for remote management of larger, more complex networks., We believe that the high-performance Wi-Fi compliant ORiNOCO family of access points are ideal WLAN solutions for the enterprise.

      ORiNOCO Client Cards. Our ORiNOCO client cards deliver mobile convenience, easy installation and a configuration utility that allows users to connect quickly and simply. ORiNOCO client cards for notebooks and desktops work together with all ORiNOCO infrastructure products including access points, residential gateways, and access servers. ORiNOCO client cards deliver multiple security levels with various levels of encryption including up to 152-bit WEP, 802.1x security, delivering enterprise-class security. Packaged client adapters include the following form factors: USB, ISA and PCI adapter for desktop computers, ORiNOCO 802.11a,b,g ComboCard and 802.11 b ORiNOCO PC Card for notebook computers and Ethernet and Serial external adapters.

      ORiNOCO Broadband Gateway. Our ORiNOCO Broadband Gateway provides Wi-Fi (802.11b) WLAN for the small business or residence. Discontinuation of this product has been announced to our channel partners as this market segment is no longer in line with our strategic focus.

Technology

      Over the past ten years, we have developed a number of core technologies that form the basis of our current product offerings and which we expect to use in our future product development. Our primary areas of technology expertise are radio frequency technology, digital signal processing and system software development.

      While there are unique methods employed for developing our WWAN and WLAN product lines today, there is an increasing amount of overlap, particularly within the system software area. We anticipate that over time and especially with the emergence of technology such as WiMAX (802.16) that the degree of commonality will be significantly higher.

      Radio frequency technology. Microwave technology is the technology used to wirelessly transmit data, voice and video. Microwave technology uses radio frequencies ranging from 1 GHz up to 20 GHz. We have the ability to internally develop microwave circuit board designs as well as qualify, direct and utilize external partners. We believe having both internal and external design capabilities provides us with higher performance, lower production costs, shorter development cycles and the ability to customize our products so that they can more easily be integrated with our existing products and with the networks of our various customers and end-users.

      Digital signal processing technology. Our products use either proprietary or third-party, standards-based digital signal processing technologies and designs that we either develop specifically for use in wireless systems or adapt to those same wireless systems. Specifically, all of our ORiNOCO WLAN products utilize third-party chipsets that embody the requirements set forth by 802.11a,b,g and ensure that we can achieve Wi-Fi certification. Currently, all of our Tsunami and Lynx, WWAN products are implemented using our internally developed, proprietary ASICs. We believe this combination of technologies has enabled us to introduce a number of high-speed wireless products that we may not have been able to produce otherwise. We believe we can develop flexible, innovative products more quickly than those competitors who do not have similar capabilities. We are currently using our technological expertise in digital signal processing to develop next generation, high-speed wireless systems designed to transcend the indoor and outdoor user domains.

      System software. Our products are networking products and follow closely the principles set forth in the OSI 7 Layer Model which is a guideline for the logical partition of functionality within and between distributed computing machines. Careful consideration is given to when to implement software to run on a host processor and when to implement it in firmware running in the DSP/ ASIC described above. There are industry practices, trade secrets, and specific industrial knowledge that influence our thinking and guide us to create the software architectures that meet the specific system requirements. We strive to leverage common software elements such the VxWorks operating system and other third party components. We have developed certain unique software capabilities that we believe deliver specific market advantage such as our Wireless Outdoor Routing Protocol (WORP). Nearly all of our systems use SNMP-based software that enables remote monitoring and control and facilitate the integration and compatibility of our products with larger communications networks.

Research and Development

      Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end-users. We are currently pursuing the following research and development initiatives:

•	advancing our point-to-multipoint systems;

•	adapting our products to additional frequencies and interfaces;

•	developing higher speed products;

•	increasing the performance of our digital signal processing technology; and

•	designing our products for lower cost, outsourced manufacturing, assembly and testing.

      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. Over the past ten years, we have made and expect to continue to make significant investments in research and development. We invested approximately $24.2 million, $29.2 million and $19.1 million in research and development activities in 2003, 2002 and 2001, respectively.

Sales and Marketing

      We sell our products worldwide to service providers and enterprise customers, directly through our sales force and indirectly through distributors, system integrators, value-added resellers, and original equipment manufacturers. We focus our marketing efforts on supporting our direct sales force, distributors, value-added resellers and systems integrators. We also seek to stimulate market demand by increasing brand awareness and educating potential customers about the advantages of using our products.

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

      Historically, we have not operated with a significant order backlog and a substantial portion of our revenues in any quarter was derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates.

      We have a globally diversified base of customers and end-users consisting of service providers, businesses and other enterprises. In 2003, we sold our products to approximately 614 customers in 96 countries.

      The following table summarizes each customer, which accounted for more than 10% of the Company’s total revenue in each of the last three years:

	Year Ended
	December 31,

	2003	2002	2001

Tech Data Corporation	13.9%	*	*
Comstor	*	23.0%	29.4%
Somera Communications, Inc.	*	*	11.4%
Tessco Technologies	*	*	10.5%

*	Customer accounted for less than 10% of total revenue in the respective fiscal year.

      During the years ended December 31, 2003 and 2002, international sales accounted for approximately 41% and 38%, respectively, of our total sales. Revenue from shipments by Western Multiplex to customers outside of the United States, principally to a limited number of distributors, represented 24% of total revenue during the year ended December 31, 2001. Revenue from shipments by Proxim, Inc. to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33% of total revenue during the year ended December 31, 2001. Agere’s sales of its ORiNOCO products included sales to a number of international customers, and we expect that we will continue to sell these products to a significant percentage of international customers. We expect that our revenue from shipments to international customers to vary but remain significant as a percentage of total revenue in the future.

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

Customer Service

      We are committed to providing our customers with high levels of service and support. We provide training, technical assistance and customer support on the installation, management, use and testing of our products. We also provide warranties for our products consistent with industry practices in the WLAN and WWAN markets, and we offer both in-warranty and out-of-warranty repair services. Our repair center is staffed with technicians who work directly with our quality assurance team to identify potential problems and repair equipment. In addition, we offer premium hardware and software support under our ServPak program.

Manufacturing

      Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins. We perform manufacturing tasks internally that cannot be effectively outsourced, but we outsource activities which can be performed more effectively at specialized manufacturing partners. Our ISO 9001-2000 certified manufacturing operation, based in our Sunnyvale, California facility, consists primarily of pilot production, product assembly and product testing for our most complex products. For our higher-volume products, we outsource manufacturing and procurement of component parts to contract manufacturers with the expertise and ability to achieve the cost reductions and quick response times to orders, while maintaining our quality standards. This allows us to focus our internal resources on developing new products. For our current Lynx and Tsunami products as well as for the new generation of those products, we use contract manufacturing partners in the Bay Area in conjunction with our Sunnyvale facility. We manufacture our ORiNOCO and Tsunami Multipoint products through contract manufacturers in Asia.

      We depend on single or limited source suppliers for several key components used in our products. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or to our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

      We have limited manufacturing capability and limited experience in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

•	an unpredictable customer demand environment;

•	uncertain acceptance of new products and services;

•	competition; and

•	challenges in managing growth.

      We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Competition

      The markets for broadband wireless access systems and wireless local area networking are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and broadband wireless access markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

      In the markets for wireless local area networks or WLAN, we could be at a disadvantage to competitors, particularly Symbol, Cisco Systems (including Linksys, which was acquired by Cisco Systems), NetGear, and D-Link, which have broader distribution channels, greater brand recognition, more extensive patent portfolios, and more diversified product lines. In the broadband wireless access market, we have several competitors including without limitation, Alvarion, Ceragon Networks, Stratex Networks, and Harris Corporation.

      We also face competition from a variety of companies that offer different technologies in the emerging enterprise wireless networking and service provider broadband wireless access markets. As the barriers to entry in the IEEE 802.11 wireless local area networking market continue to erode, numerous companies have announced their intention to develop or have introduced competing products in the enterprise wireless networking markets, including several Asia-based companies offering low-price IEEE 802.11a,b,g products. In addition, wireless functionality is increasingly embedded into client devices such as personal computers, or PCs, and personal digital assistants, which further erodes the market for add-on wireless network adapters. We may face future competition from companies that offer products, which replace network adapters or offer alternative communications solutions, such as large computer companies or PC peripheral companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. While we will continue to innovate in the wireless local area and wireless wide area networking markets, we can offer no assurance that we will be able to compete successfully against these competitors or that competitive pressures we face will not adversely affect our business or operating results.

Intellectual Property

      We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued twenty U.S. patents that are important to our current business, and we have several patent applications pending in the U.S. that relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted would adequately protect us. Since U.S. patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

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

      In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our wireless products are certified for unlicensed operation in the 902-928 MHz, 2.4- 2.4835 GHz, 5.15-5.35 GHz and 5.725-5.825 GHz frequency bands, and we expect they will soon be certified for operation in the recently allocated 5.470-5.725 GHz frequency band. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems unlicensed status in the frequency band. In the event that there is harmful interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption of non-interference for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

      Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of radio frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we will design our products to minimize the design modifications required to meet various 2.4 GHz and 5 GHz international spread spectrum regulations, as well as in other frequency bands we may design our products to use. In addition, we will seek to obtain international certifications for our product line in countries where there are substantial markets for wireless networking systems. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

      Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the availability of spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. Several changes by the FCC were approved within the last eight years including changes in the availability of spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results. It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:

•	decrease the growth of the broadband wireless industry;

•	hinder our ability to conduct business internationally;

•	reduce our revenues;

•	increase the costs and pricing of our products;

•	increase our operating expenses; and

•	expose us to significant liabilities.

      Any of these events or circumstances could seriously harm our business and results of operations.

Recent Financing Activities

Credit Facilities

      In December 2002, we entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, we entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. On July 25, 2003, we amended the accounts receivable financing agreement. On October 31, 2003, we amended the A/ R Financing Agreement (as amended, the “Amended A/ R Financing Agreement”).

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

      Obligations under the Amended A/ R Financing Agreement are secured by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003 and amended in October 2003 and the senior secured promissory notes issued in December 2003. The Amended A/ R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business. Under the Amended A/ R Financing Agreement, the events of default also include any judgment, restraining order, injunction or any material adverse development in connection with a lawsuit filed by Symbol Technologies before the U.S. District Court for the District of Delaware. Please refer to Item 3, Legal Proceedings for a further description of the litigation with Symbol Technologies. Under the Amended A/ R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/ R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender.

Debt Financing

      In April 2003, our management and board of directors recognized our need to secure additional funding to support our growth objectives and strengthen our balance sheet position. On July 30, 2003, we entered into a securities purchase agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and Broadview Capital Partners L.P. and affiliates (“Broadview Capital,” and collectively with Warburg Pincus, the “Investors”) pursuant to which the Investors collectively invested $30 million in exchange for short-term secured exchangeable promissory notes bearing interest at 25% per annum (the “Original Notes”). The Investors also agreed, subject to various conditions, including approval of our stockholders, to make available to us an additional $10 million.

      As we announced on September 15, 2003, a jury has rendered a verdict in the first phase of the patent suit between Proxim and Symbol Technologies, Inc., finding that certain of our products infringe on two Symbol patents. A final judgment on this matter has not been entered by the court and proceedings in the case continue. Following the jury verdict, a special committee of members of our board of directors not affiliated with the Investors considered the potential impact of the jury verdict on our financial statements and results of operations for the third quarter of 2003. The special committee considered the possibility that the establishment of a reserve for estimated royalties and interest based on the jury verdict and the ongoing litigation with Symbol Technologies would, in the absence of a settlement, result in a material adverse change and/or an event of default under the Original Notes, causing all outstanding indebtedness in favor of the Investors to become immediately due and payable. In addition, the special committee considered the possibility that the jury verdict prevent us from accessing an additional $10 million investment from the Investors.

      On October 21, 2003, we amended and restated our securities purchase agreement (the “Amended Agreement”) with the Investors, modified the terms of the Original Notes and issued the amended notes (the “Amended Notes”), with an aggregate principal amount of $30 million. Pursuant to the Amended Agreement, and subject in part to approval of our stockholders, the Investors also agreed to make available to us the additional $10 million, issuable in exchange for senior secured exchangeable promissory notes (the “New Notes”) with the same terms as, but senior to, the Amended Notes. On December 12, 2003, our stockholders approved the terms of the Amended Agreement, including the Amended Notes and the New Notes. On December 19, 2003 and at our request, the Investors increased their investment by $10 million in accordance with the terms of the Amended Agreement and we issued the New Notes.

      The Amended Notes and the New Notes (collectively, the “Notes”) bear interest at 25 percent per annum, subject to an increase to 30% on an event of default or change in control. The Notes are due upon the earliest of:

•	the occurrence of an event of default, as defined in the Notes (subject to the election by the holders of at least a majority of the aggregate principal amount outstanding, except in the case of an event of default relating to bankruptcy or insolvency or similar proceedings);

•	any date upon which a holder of a Note demands payment upon the occurrence of a change of control, as defined; and

•	September 30, 2004.

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

      The terms of the July 30, 2003 securities purchase agreement originally provided for automatic exchange of the Original Notes, upon stockholder approval, for shares of Series B redeemable convertible preferred stock (the “Series B preferred stock”). The automatic exchange provisions were modified by the Amended Agreement, which provides for exchange of the Amended Notes, and the New Notes, at the Investors’ sole discretion. The Series B Preferred Stock issuable upon exchange of the Amended Notes and the New Notes, if any, will be convertible into shares of our Class A common stock at a conversion price of $1.15 per share, as previously agreed. In accordance with the Amended Agreement, the Series B Preferred Stock will have rights to a liquidation preference that accretes at 14% per annum compounding quarterly for seven years, with acceleration upon a change of control, as defined, or a material asset sale, as defined. The Series B Preferred Stock, if issued, also will be entitled to weighted average conversion price adjustments for dilutive issuances and subscription rights in certain equity financings. We will have the right to require conversion of the Series B Preferred Stock after five years if the closing price of our common stock exceeds 300% of the conversion price for ninety consecutive trading days.

      Pursuant to the terms of the Amended Agreement and upon receipt of stockholder approval on December 12, 2003 for the transactions with the Investors, we issued to the Investors warrants to purchase an aggregate of 18.0 million shares of our common stock with an exercise price of $1.46, and warrants to purchase 6.0 million shares of our common stock with an exercise price equal to $1.53 per share (collectively, the “Warrants”). In the event of certain change of control events, including a liquidation event approved by our stockholders or an acquisition of us by another person or entity, the Investors have the right to require us to purchase the Warrants, at a valuation based on a computation of the option value of the Warrants using the Black-Scholes calculation methodology.

      Assuming the exchange of $40 million in aggregate principal amount of the Notes, together with accrued interest, on September 30, 2004, the shares of Series B Preferred Stock to be issued upon exchange of the Notes and the Warrants would be expected to represent approximately 17.5% and 9.5%, respectively, of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of March 5, 2004 and excluding outstanding employee options and warrants.

      The Investors also invested $75 million in us in August 2002 to finance our acquisition of the 802.11 wireless systems business from Agere. In exchange for this investment, the Investors received shares of our Series A redeemable convertible preferred stock (the “Series A preferred stock”) and warrants to purchase our Class A common stock. Assuming the issuance of the Series B preferred stock upon exchange of the Amended Notes on September 30, 2004, the Series A preferred stock and the Series B preferred stock held by the Investors would be expected to represent an aggregate of approximately 34.6% of our outstanding capital stock on an as-converted basis, based on shares outstanding as of March 5, 2004, and excluding employee options and warrants, and as adjusted to account for anti-dilution adjustments in connection with the issuance of the Amended Notes. In addition, the warrants issued to the Investors in 2002 and 2003 would be expected to represent an aggregate of approximately 16.7% of our outstanding capital stock on an as-exercised basis, based on shares outstanding as of March 5, 2004, and excluding employee options and warrants, and as adjusted to account for anti-dilution adjustments in connection with the issuance of the Amended Notes.

      Additional information regarding the Amended Agreement, the Amended Notes, Series B preferred stock and the Warrants is set forth in our Current Reports on Form 8-K, including the exhibits thereto, filed with the Securities and Exchange Commission on October 21, 2003, December 16, 2003, and December 23, 2003.

Employees

      As of December 31, 2003, we had 344 employees, including 66 in manufacturing, 120 in research and development, 124 in sales, marketing and customer service and 34 in finance and administration. We are not a party to any collective bargaining agreement in the United States. We are subject to collective bargaining with 20 employees, based in the Netherlands. We believe that relations with our employees are good.

Executive Officers

      The following information as of March 5, 2004, is provided with respect to each of our executive officers.

Name	Age	Current Title and Position

Franco Plastina	41	President, Chief Executive Officer and Chairman of the Board of Directors
David L. Thompson	50	Executive Vice President, Chief Financial Officer
Kevin J. Duffy	41	Senior Vice President, Product Development
Deborah Ablahat-Cipriano	49	Senior Vice President, Sales and Marketing
David E. Olson	54	Senior Vice President, Operations and Services
Ihab Abu-Hakima	48	Senior Vice President, Corporate Development

      Franco Plastina has served as our President and CEO since May 2003 and was elected Chairman of the Board in December 2003. From March 2003 to April 2003, Mr. Plastina served as Executive in Residence for Warburg Pincus. Previously, Mr. Plastina was with Nortel Networks for 15 years and most recently was President, Metro & Enterprise Networks at Nortel Networks. Mr. Plastina joined Nortel Networks in 1987 and held a number of key executive positions, including President of Wireless and Core Networks, President of Carrier Networks, Vice President and COO of Internet and Service Provider Networks, Vice President of Business Development for Carrier Packet Solutions, and Vice President of Global Mergers and Acquisitions. Prior to joining Nortel Networks, Mr. Plastina was with the Toronto office of PriceWaterhouseCoopers. Mr. Plastina received a Bachelor of Commerce degree from the University of Toronto in 1985 and a Chartered Accountant designation in 1987 from the Canadian Institute of Chartered Accountants.

      David L. Thompson has served as our Executive Vice President and Chief Financial Officer since August 2003. From September 1999 to April 2003, Mr. Thompson served as Senior Vice President and Chief Financial Officer at Entrust, Inc. From 1979 to 1999. Mr. Thompson held various senior finance positions at Nortel Networks Corporation, most recently as Vice President of Finance, Enterprise Solutions. Mr. Thompson holds a Masters in Business Administration and an Honors Bachelor of Commerce degree, both from the University of Windsor, Ontario, Canada.

      Kevin J. Duffy has served as our Senior Vice President of Product Development since April 2003. Mr. Duffy was our Vice President and General Manager of WWAN Products from April 2002 to April 2003. From February 2001, Mr. Duffy was vice president of Home Networking at SIEMENS Information & Communications Mobile. Prior to Siemens, Mr. Duffy held positions with Northern Telecom and Tracor Aerospace and was a non-commissioned officer serving as Avionics Nav/ Com technician in the United States

Air Force. Mr. Duffy holds a Bachelor of Science degree in Computer Science from the University of Texas at Austin.

      Deborah Ablahat-Cipriano has served as our Senior Vice President of Sales and Marketing since July 2003. Prior to joining Proxim, Ms. Ablahat-Cipriano was responsible for worldwide sales and marketing for Procket Networks. From November 1997 to November 2000, Ms. Ablahat-Cipriano held several senior management positions at Nortel Networks Corporation, most recently as Vice President, Marketing. From July 1994 to November 1997, Ms. Ablahat-Cipriano held various sales management positions at Cisco Systems, Inc. Ms. Ablahat-Cipriano has also held sales management positions at Data General Corporation and AT&T. Ms. Ablahat-Cipriano holds a BA degree from the University of Illinois.

      David E. Olson has served as our Senior Vice President of Operations and Services since April 2003. In late 2002, Mr. Olson served as interim COO for Danger, Inc. From January 2002 to September 2002, Mr. Olson served as President and CEO for iGO, Inc., leading that company’s restructuring and eventual acquisition. From November 1999 to December 2001, Mr. Olson served as Vice President of Sales/ Operations/ Services for Sky Stream Networks. From November 1991 to November 1999, Mr. Olson was General Manager and Senior Vice President of Avid Technology. Prior to that, Mr. Olson held management positions at Sun Microsystems. Mr. Olson holds an MBA from Harvard Business School and a BA and MA from the University of Minnesota.

      Ihab Abu-Hakima has served as Senior Vice President of Corporate Development since July 2003. He was our Senior Vice President of International Sales and Operations from January 2002 and has served in various senior management positions since joining us in July 2000. Prior to joining us, Mr. Abu-Hakima served as vice president and general manager, for Silicon Graphics Computer Systems, Inc. (SGI). Prior to SGI, Mr. Abu-Hakima held various management positions at Hewlett Packard. Prior to Hewlett Packard, he held various project management positions at the Bechtel Corporation in the US and overseas. Mr. Abu-Hakima holds an M.B.A. degree from McGill University and a B.Eng. Electrical Engineering degree, with honors, from McGill University.

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

      Our corporate headquarters, primary research and development and manufacturing operations, are located in approximately 139,000 square feet in Sunnyvale, California under leases that expire on August 31, 2009. We also lease a design center in India, occupying approximately 10,000 square feet of office space and sales offices in China, Hong Kong, South Korea, Japan, Taiwan, Malaysia, Taiwan, Netherlands, France, Brazil, and Mexico. Management considers the above facilities suitable and adequate to meet our current requirements.

      In addition, we closed certain facilities that we were leasing and consequently recorded restructuring charges for future lease commitments, net of estimated future sublease receipts and exit costs related to the closure of these facilities. Please refer to “Results of Operations” and “Liquidity and Capital Resources,” under Part I, Item 7, Managements, Discussion and Analysis of Financial Condition and Results of Operations, for further description of the restructuring charges and our operating lease commitments, respectively. In those facilities that we have closed, we maintain approximately 64,000 square feet of office space in Sunnyvale, California under a lease and sublease that expires August 31, 2009, approximately 41,000 square feet of office space in Duluth, Georgia under a lease that expires September 30, 2009, approximately 39,000 square feet of office space in Mountain View, California under a lease and sublease that expires March 31, 2006, approximately 16,000 square feet in Austin, Texas under a lease and sublease that expires on March 31, 2005, approximately 11,000 square feet of warehouse space in Santa Clara, California under a lease that expires on October 31, 2005, approximately 11,000 square foot facility in Long Beach, California under lease expires in July 2005, approximately 8,000 square feet of office space in Wakefield, Massachusetts under a lease that expires on May 30, 2004, approximately 7,000 square feet of office space in Herndon, Virginia under a lease and sublease that expires on December 31, 2006, and approximately 4,000 square feet of office space in Petaluma, California under a lease and sublease that expires on July 31, 2005.

Item 3.	Legal Proceedings

      Proxim, Inc.’s involvement in patent litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of our company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results and cash flows.

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

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringes two of Symbol’s patents and assessed a 6% royalty on our sales of these products from January 1, 1995. Accordingly, we recorded an accrual for estimated past royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. We have not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. In November 2003, the court conducted a bench trial on our remaining equitable defenses not addressed by the jury and proceedings in the case continue. We will continue to evaluate and review our estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. In addition, we did not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings.

      On March 17, 2003, we announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, Proxim, Inc. and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to us. The two companies have also entered into a product supply agreement defining the terms under which we will be able to purchase 802.11 products that utilize Intersil’s chipsets. During the first quarter of 2003, we recorded $6 million as licensing revenue and $3 million of legal expense as final settlement of outstanding legal fees and expenses related to the terminated patent litigation.

      On March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. Discovery continues and a trial setting conference is scheduled for May 4, 2004.

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on March 5, 2004, Active’s net claim is approximately $3.4 million. This case is in its earliest stages, as discovery has not yet commenced and a trial date has not been established. We intend to defend ourselves vigorously against this lawsuit.

      We are party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. We have recorded reserves related to these disputes to the extent that management believes appropriate and intend to defend ourselves vigorously against these claims.

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

      In particular, if the proceedings before the court in our litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the Notes issued to Warburg Pincus and affiliates of Broadview Capital. Upon such occurrence, the Investors would have the ability to require us to repay the Notes. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

Item 4.	Submission of Matters to a Vote of Security Holders

      During 2003, Warburg Pincus and Broadview Capital invested an aggregate of $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B preferred stock, and warrants to purchase our common stock. Please refer to Part I, Item 1, “Business — Recent Financing Activities”

for a detailed description of our recent transactions with Warburg Pincus and Broadview Capital (collectively, the “Investors”), the terms of the secured exchangeable promissory notes (the “Notes”) and our amended and restated securities purchase agreement with the Investors (the “Amended Agreement”).

      Pursuant to the Amended Agreement, we agreed to hold a special meeting of our stockholders to approve the conversion of then-outstanding Notes and the issuance of warrants to purchase shares of our common stock. At a special meeting of stockholders held on December 12, 2003, our stockholders approved our ability to issue to the Investors (i) shares of our Series B preferred stock upon exercise of each Investor’s right to exchange then-outstanding promissory notes with an aggregate principal amount of $30 million, plus accrued but unpaid interest, as well as upon each Investor’s exercise of the right to exchange any additional promissory notes issued to the Investors with an aggregate principal amount of $10 million, plus accrued but unpaid interest; and (ii) warrants to purchase an aggregate of 24 million shares of our common stock.

      Of the total outstanding shares of common stock, including shares of Series A preferred stock on an as-converted basis, of the company present in person or by proxy and entitled to vote on the matter, 86,314,413 shares were voted in favor of the proposal. A total of 1,684,732 shares of common stock were voted against the proposal, 164,765 shares of common stock of the company abstained and there were no broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Information

      The following table shows the high and low sales prices of the Company’s common stock for the fiscal years ended December 31, 2002 and 2003 as reported on the Nasdaq National Market:

	High	Low

First Quarter (ended 3/29/02)	$5.97	$1.82
Second Quarter (ended 6/28/02)	$3.70	$2.90
Third Quarter (ended 9/27/02)	$3.21	$1.70
Fourth Quarter (ended 12/31/02)	$1.89	$0.40
First Quarter (ended 3/28/03)	$1.35	$0.45
Second Quarter (ended 6/27/03)	$2.49	$0.47
Third Quarter (ended 9/26/03)	$2.47	$0.95
Fourth Quarter (ended 12/31/03)	$2.04	$1.25

      The closing price of the Company’s common stock on the Nasdaq National Market on March 12, 2004 was $2.28.

(b)	Holders

      Proxim Corporation common stock is quoted on the Nasdaq National Market under the symbol PROX. The Company had 326 stockholders of record as of March 5, 2004.

(c)	Dividends

      The Company presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. From August 2005 through August 2007, shares of the Company’s Series A Preferred Stock will be entitled to dividends equal to 8% of their liquidation preference per year, payable, at the Company’s election, in cash or shares of the Company’s Common Stock valued at the then-market price. From September 30, 2004 through September 30, 2011, shares of the Company’s Series B Preferred Stock (if exchanged) will be entitled to dividends equal to 14% of their liquidation preference per year, payable, at the Company’s election, in cash or shares of the Company’s Common Stock valued at the then-market price.

(d)	Equity Plan Information

Equity Compensation Plan Information

      The following table summarizes information as of December 31, 2003 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by Proxim in connection with acquisitions of the companies, which originally granted those options. Footnote (5) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2003, and the weighted average exercise price of those options. No future grants of options may be made under such plans.

Equity Compensation Plans

			Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance
	Issued upon Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights(1)	Warrants and Rights(2)	Reflected in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,980,739 (3)	$4.75	12,484,787 (4)
Equity compensation plans not approved by security holders	10,642,872 (5)	$1.60	4,357,128 (6)
Total	22,623,611	$3.27	16,841,915

(1)	This column does not reflect shares underlying options assumed by Proxim in acquisitions where the plans governing the options will not be used for future awards.

(2)	This column does not reflect the price of shares underlying the assumed options referred to in footnote (1) of this table.

(3)	Includes options to purchase shares outstanding under the Proxim Corporation 1994 Director Option Plan, the Proxim Corporation 1995 Long-Term Incentive Plan, the Proxim Corporation 1999 Stock Incentive Plan and the Proxim Corporation 2000 Stock Option Plan for Non-Employee Directors.

(4)	Includes shares available for future issuance pursuant to future option grants under the Proxim Corporation 1994 Director Option Plan, the Proxim Corporation 1995 Long-Term Incentive Plan, the Proxim Corporation 1999 Stock Incentive Plan and the Proxim Corporation 2000 Stock Option Plan for Non-Employee Directors, and also includes shares available for future purchase at 85% of fair market value under the Proxim Corporation 2001 Employee Stock Purchase Plan. This column does not include shares underlying the assumed options referred to in footnote (1) of this table.

(5)	Includes options to purchase shares outstanding under the Proxim Corporation 2002 Stock Option Merger Plan, the 2002 Nonstatutory Stock Option Acquisition Plan and the Frank Plastina Standalone Stock Option Agreement. The Proxim Corporation 2002 Stock Option Merger Plan and 2002 Nonstatutory Stock Option Acquisition Plan plans were adopted in connection with the Merger and the ORiNOCO Acquisition and have not been approved by our stockholders. This does not include options, as of December 31, 2002, to purchase a total of 5,629,467 shares, at a weighted average exercise price of $4.51, which have been assumed by Proxim in connection with acquisitions of the companies, which originally granted those options. Such options were issued under the following plans, which have not been approved by our stockholders: the Proxim, Inc. 1986 Stock Option Plan, the Proxim, Inc. 1999 Nonstatutory Stock Option Plan, the WirelessHome Corporation 1998 Stock Option Plan, the Ubiquity Communication, Inc. 1997 Stock Option Plan and the Ubiquity Communication, Inc. 1998 Stock Plan. No future grants of options may be made under such plans.

(6)	Includes shares available for future issuance pursuant to option grants under the Proxim Corporation 2002 Nonstatutory Stock Option Merger Plan and the 2002 Nonstatutory Stock Option Acquisition Plan.

Material Features of Plans Not Approved by Stockholders

      The Proxim Corporation 2002 Nonstatutory Stock Option Merger Plan (the “Merger Plan”) was implemented by our Board of Directors in April 2002 in connection with the merger of Western Multiplex Corporation and Proxim, Inc. and is a non-stockholder approved plan. Options may be granted under the Merger Plan to employees, including officers and consultants, of the Company or any parent or subsidiary of the Company. Options may not be granted under the Merger Plan to our directors. The Board of Directors has authorized and reserved 7,000,000 shares of our common stock for issuance under the Merger Plan. All grants will have an exercise price per share equal to the fair market value per share of our common stock on the date of grant. Each option will vest in installments over the optionee’s period of service with the Company. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. All options are nonstatutory options under applicable Federal tax laws. As of December 31, 2003, 631,389 shares remained available for future option grants, and 6,368,611 shares were subject to issuance pursuant to the exercise of outstanding options.

      The Proxim Corporation 2002 Nonstatutory Stock Option Acquisition Plan (the “Acquisition Plan”) was implemented by our Board of Directors in August 2002 in connection with the ORiNOCO Acquisition and is a non-stockholder approved plan. Options may be granted under the Acquisition Plan to employees, including officers and consultants, of the Company or any parent or subsidiary of the Company. Options may not be granted under the Acquisition Plan to our directors. The Board of Directors has authorized and reserved 5,000,000 shares of our common stock for issuance under the Acquisition Plan. All grants will have an exercise price per share equal to the fair market value per share of our common stock on the date of grant. Each option will vest in installments over the optionee’s period of service with the Company. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. All options are nonstatutory options under applicable Federal tax laws. As of December 31, 2003, 3,725,739 shares remained available for future option grants, and 1,274,261 shares were subject to issuance pursuant to the exercise of outstanding options.

Proxim Corporation 2003 Stand-Alone Stock Option Agreement for Franco Plastina

      The Proxim Corporation 2003 Stand-Alone Stock Option Agreement for Franco Plastina (the “Stand-Alone Agreement”) was entered into by Proxim Corporation and Mr. Plastina on May 2, 2003 in connection with Mr. Plastina’s appointment as President and Chief Executive Officer of Proxim Corporation. Under the Stand-Alone Agreement, Mr. Plastina was granted a nonstatutory stock option on May 2, 2003 to purchase 3,000,000 shares of the company’s common stock at an exercise price of $0.68 per share, which was the fair market value per share on the date of the grant. One-third of the shares subject to the option vest on the one-year anniversary of the date of grant, and one-twelfth of the shares subject to the option vest each three-month period thereafter, with the option fully vesting three years from the date of grant. The option may be exercised for ninety days after Mr. Plastina ceases to be a service provider to the Company, but in the event of his death or disability, the option may be exercised for one year after he ceases to be a service provider. In no event, however, may the option be exercised later than its expiration date, which is May 2, 2013. In the event of a merger of Proxim Corporation with or into another corporation or the sale of substantially all of the assets of Proxim Corporation and the option is not assumed or substituted by the successor corporation or a parent or subsidiary of the successor corporation, then the option shall fully vest and become exercisable.

Recent Sales of Unregistered Securities

      During 2003, Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates invested an aggregate of $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B preferred stock, and warrants to purchase an aggregate of 24 million shares of our common stock. Please refer to Part I, Item 1, “Business — Recent Financing Activities” for a detailed description of our recent transactions with these Investors, the terms of the Notes and warrants, including terms of conversion and exercise thereof, and our Amended Agreement with the Investors.

      Proceeds from this $40 million investment are being used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products and technologies, equipment acquisitions, general working capital and operating expenses. There were no underwriters employed in connection with the security issuance to the Investors. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

      You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Proxim Corporation’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements not appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except share data)
Statement of operations data:
Total revenue, net	$148,466	$144,660	$105,730	$105,508	$44,750
Cost of revenue	88,471	83,685	55,887	50,466	22,470
Royalty charges	23,869	—	—	—	—
Restructuring provision for excess and obsolete inventory	22,549	12,659	—	—	—

Gross profit	13,577	48,316	49,843	55,042	22,280

Operating expenses:
Research and development	24,241	29,159	19,114	12,379	5,925
Selling, general and administrative	49,431	49,491	38,603	22,531	8,192
Legal expense for certain litigation	6,800	—	—	—	—
Amortization of goodwill and other intangible assets	21,593	12,467	5,440	2,382	737
Amortization of deferred stock compensation	—	855	5,196	4,161	—
Recapitalization costs	—	—	—	—	3,050
Impairment of goodwill and intangible assets	—	129,108	4,331	—	—
Impairment of loan to officer	—	4,500	—	—	—
Bad debt expense	2,305	—	—	—	—
Restructuring charges	7,279	43,177	1,816	—	—
In-process research and development	—	16,100	6,400	—	—
Merger costs	—	—	30	185	—

Total operating expenses	111,649	284,857	80,930	41,638	17,904

Income (loss) from operations	(98,072)	(236,541)	(31,087)	13,404	4,376
Interest income (expense), net	(7,168)	(85)	1,393	85	(368)
Loss on early extinguishment of debt	(22,200)	—	—	(394)	—

Income (loss) before income taxes	(127,440)	(236,626)	(29,694)	13,489	4,008
Income tax provision (benefit)	—	3,224	(4,096)	6,800	2,831

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except share data)
Net income (loss)	(127,440)	(239,850)	(25,598)	6,295	1,177
Deemed Series A Preferred Stock dividend	—	(2,740)	—	—	—
Accretion of Series A Preferred Stock redemption obligations	(6,303)	(1,890)	—	—	—

Net income (loss) attributable to common stockholders	$(133,743)	$(244,480)	$(25,598)	$6,295	$1,177

Basic earnings (loss) per share	$(1.10)	$(2.33)	$(0.44)	$0.13	$0.02

Diluted earnings (loss) per share	$(1.10)	$(2.33)	$(0.44)	$0.12	$0.02

Shares used to compute basic earnings (loss) per share	121,662	105,119	57,559	47,045	73,000

Shares used to compute diluted earnings (loss) per share	121,662	105,119	57,559	52,081	73,000

	December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash and short-term investments	$19,756	$17,048	$23,290	$51,727	$1,913
Working capital (deficit)	(35,164)	53,975	65,083	84,686	4,481
Total assets	120,108	177,423	134,398	140,877	43,322
Accrued royalties and interest	26,906	—	—	—	—
Convertible promissory note	34,735	—	—	—	—
Restructuring accruals and long term debt	8,761	26,680	—	28	19,153
Common stock warrants	21,800	—	—	—	—
Mandatory redeemable convertible preferred stock	73,580	64,412	—	—	—
Total stockholders’ equity (deficit)	$(79,088)	$51,267	$118,252	$122,024	$11,006

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read together with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

      The following is a summary of the discussion of our financial condition and results of operations and is qualified in its entirety by the fuller discussion contained in this Item 7. This summary should be read in conjunction with Part I, Item 1, “Business” and is qualified in its entirety by the risk factors set forth in this Item 7 as described below under “Risk Factors.”

      Proxim Corporation was formed in March 2002 as a result of the merger between Western Multiplex Corporation and Proxim, Inc. In August 2002, we acquired Agere Systems’ 802.11 wireless local area networking (WLAN) equipment business, including its market-leading ORiNOCO 802.11b product line. In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning on the respective dates of completion of the business combinations. Prior to March 2002, we operated as Western Multiplex Corporation, a designer and manufacturer of broadband wireless systems.

      Proxim Corporation is a leader in wireless networking equipment for Wi-Fi and broadband wireless networks. We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. We serve these markets by selling our systems to service providers, businesses and other enterprises, directly through our sales force and indirectly through distributors, value-added resellers, products integrators and original equipment manufacturers.

      We generate revenue primarily from the sale of our Lynx and Tsunami systems for our WWAN product line, and the sale of 802.11 standards based products, acquired in the Proxim, Inc. acquisition, and 802.11 products acquired from Agere, for our WLAN product line. We introduced the Tsunami products during the fourth quarter of 1999. While our Tsunami products and Lynx products have similar pricing for comparable models, our Lynx product line contributes the largest part of our revenue. We began selling our Tsunami point-to-multipoint systems in 2001. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. We sell worldwide to service providers, businesses and other enterprises directly through our sales force and indirectly through distributors, value-added resellers and system integrators. Shipments to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and co-op marketing programs.

Restructuring

      We started 2003 with $16.5 million in cash and cash equivalents, down $14.5 million from $31.1 million at the beginning of 2002. The effects of an ongoing operating loss and restructuring charges, left us with cash and cash equivalents of $4.5 million at the end of the second quarter of 2003. To address the lack of sufficient working capital and the ongoing negative cash flow, we focused on raising additional financing and restructuring the operations of the business.

      Financing. In a two-part transaction, we raised an additional $40 million in 2003. As discussed in Part I, Item 1, “Business” in greater detail, Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates signed a securities purchase agreement in July, 2003, later amended in October, 2003, pursuant to which we received $30 million in exchange for issuing demand notes bearing interest at 25% per annum and exchangeable for shares of Series B preferred stock. In December 2003, after stockholder approval of our transactions with the investors, as described in Part 1, Item 4, “Submission of Matters to a Vote of Security Holders,” we exercised our right to draw an additional $10 million from the investors in exchange for additional notes, senior to but otherwise having the same terms as the October notes.

      Operational Changes. In May 2003, we hired a new President and Chief Executive Officer, Frank Plastina. Shortly thereafter, we commenced a consolidation of our wireless WAN and wireless LAN divisions and their underlying separate sales, engineering and operating departments with the goal of improving efficiency, reducing headcount and lowering operating costs.

Product Developments

      Proxim, Inc. and Western Multiplex merged with the vision of forming a company that has the ability to provide wireless connectivity in any configuration regardless of whether the radios were providing access indoors or outdoors, and regardless of whether or not they were performing a bridging or routing function. This seamless WWAN/WLAN capability is the backbone of our convergence strategy today. We subsequently acquired the ORiNOCO business from Agere Systems to enhance our position in the Enterprise Wireless LAN space.

      The resulting company had eight research and development centers and a multitude of product platforms and product variants. In order to realize the benefits of this strategy of converging WLAN/WWAN, in early 2003, we focused on streamlining the product development and manufacturing operations. In this respect, we consolidated all product development activity in two locations; Sunnyvale, California and Bangalore, India. Manufacturing operations were consolidated in Sunnyvale, California and the number of contract manufacturers was substantially reduced.

      During the remainder of 2003, we completed the rationalization of the combined portfolio of Western Multiplex, ORiNOCO and Proxim. Central to that effort was the elimination of redundancy between the original ORiNOCO and Proxim product lines. Former Proxim products such as Harmony, Skyline, and Symphony were discontinued, although much of the underlying technology and networking principles were carried forward and embodied in our new advanced products including the ORiNOCO Wireless Switching System. In parallel, we developed new platforms on which to standardize the product development efforts. These platforms will allow us to release enhanced versions of our currently existing product portfolio in 2004 and are providing improved product costs, industry leading functionality, and, in some cases, pioneering new market categories that we believe will enable Proxim to expand our market presence. Our new platforms include the:

•	GX broadband point to point platform on which we will re-launch all of our Lynx and Tsunami wireless bridge products; and

•	A WiFi platform on which our new ORiNOCO enterprise class access point products and Tsunami MP.11 point to multipoint products for wireless internet service providers and campus networking are based upon.

      We have also recently announced the development of the ORiNOCO Wireless Switching Solution. This product is the cornerstone of a strategic relationship with Motorola and Avaya where the three parties are working to create a converged WiFi/Cellular solution.

      We intend to continue to further the WWAN/WLAN converged strategy. Augmenting this basic wireless connectivity strategy we intend to continue to support standards based, interoperable solutions wherever possible and practical. Today, that means producing WiFi compliant solutions for the indoors and in the future that will mean developing WiMAX compliant solutions for the outdoors. We intend to closely watch developments related to available spectrum, unlicensed or licensed, and develop products in those bands that are demanded by our customers and provide us with the most promising returns on R&D investment.

Financial Performance

•	Our total revenue, net for 2003 was $148.5 million, a 2.6% increase over our total revenue, net for 2002, reflecting the first full year of contribution from our acquisition of the ORiNOCO product line of Agere Systems in the third quarter of 2002 and of Proxim in the first quarter of 2002, a one-time patent license fee of $6.0 million resulting from our patent litigation settlement with Intersil, partially offset by a decrease in the WWAN product revenue.

•	In our two key geographies, North America and International, revenue comprised of 59% and 41%, respectively, of total revenue in 2003 and 62% and 38%, respectively, of total revenue, net in 2002. Year over year, North American revenue decreased by 2.1%, and International revenue increased by 10.4%.

•	Net loss attributable to common stockholders in 2003 was $133.7 million versus $244.5 million in 2002. Net loss in 2003 was largely driven by restructuring charges for excess and obsolete inventory of $22.5 million, estimated potential royalties and interest charges of $26.9 million accrued for related to the litigation with Symbol Technologies, restructuring charges of $7.3 million, and associated costs of raising $40 million and issuing convertible notes to our investors. The loss incurred in 2002 was largely driven by an impairment of goodwill and intangible assets of $129.1 million recorded due to a significant decline in forecasted revenue, restructuring charge for excess and obsolete inventory of $12.7 million, restructuring charges of $43.2 million, and purchased in-process research and development of $16.1 million related to products acquired in acquisitions.

•	Gross profit decreased by $34.7 million or 71.9% from $48.3 million in 2003 and $1.5 million or 3.1% in 2002. Gross profit or gross margin for the year ended December 31, 2003 included royalty charges of $23.9 million or 16.1% of total revenue and restructuring provision for excess and obsolete inventory of $22.5 million or 15.2% of total revenue. Gross profit or gross margin for the year ended December 31, 2002 included restructuring provision for excess and obsolete inventory of $12.7 million or 8.7% of total revenue.

Excluding royalty charges and the restructuring provision for excess and obsolete inventory, gross profit or gross margin declined by $1.0 million or 1.8% from $61.0 million or 42.2% in 2002 to $60.0 million or 40.4% in 2003, primarily attributable to the increase in WLAN product sales in 2003, as WLAN products generally carry lower gross margins than WWAN product sales.

•	Days sales outstanding, or DSOs, year over year improved from 77 days in 2002 to 36 days in 2003, contributing in large part to the decrease in accounts receivable from $30.5 million at December 31, 2002 to $14.0 million at December 31, 2003. Management’s focus on improved collections primarily in the second half of 2003 resulted in DSO improvements. Quarterly DSOs in 2003 were 77, 71, 45 and 33 days in the first, second, third and fourth quarters, respectively.

•	Inventory decreased from $36.8 million in 2002 to $19.9 million in 2003. Days of inventory improved from 156 days to 77 days from the fourth quarter of 2002 to the fourth quarter of 2003, primarily attributable to our efforts to improve supply chain management and forecasting.

•	Combined research and development and selling, general and administrative expenses (“Operating Costs”) improved from $78.7 million in 2002 to $73.7 million, primarily attributable to our restructuring activities and cost reduction efforts. These operational activities have shown tangible financial results throughout the year as Operating Costs have declined each quarter. Operating Costs were $20.0 million, $18.7 million, $18.1 million, and $16.9 million for the first, second, third, and fourth quarters, respectively.

Critical Accounting Policies, Judgments and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, equity investments, goodwill, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

      Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. A provision for estimated future sales return and warranty costs is recorded at the time revenue is recognized. Proxim has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. Proxim grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is deferred until shipment to end customers by the distributors.

      Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors with rights of return upon shipment by the distributors to the end user customer. Prior to June 29, 2002, we recognized revenue for sales of WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns at the time the revenue was recognized. The combination of the changes resulting from the then proposed acquisition of the Agere Systems 802.11 WLAN business and the adoption of one uniform method was consistent with our plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Deferred gross profit on these distributors sales at December 31, 2003 was $3.9 million. In addition to the deferral of product revenue identified below, we reported accounts receivable net of deferred revenue and carried the value of the related products as consigned inventory. As of December 31, 2003, accounts receivable was reduced by $16.5 million to $14.0 million and we recorded inventory consigned to customers of $6.7 million which increased total inventory to $19.9 million.

      Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

Allowance for Doubtful Accounts, Returns and Discounts

      We record estimated reductions to revenue for sales return, customer programs and incentive offerings including special pricing agreements, price protection and promotions. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Valuation of Inventories

      We write down our inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs, including adverse purchase order commitments to our vendors, may be required.

Valuation of Investment

      We hold an investment in a company having operations and technology within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Restructuring Costs and Impairment of Goodwill and Intangible Assets

      In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses. Any decision to limit investment in or to dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Patent Litigation and Infringement Costs

      We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of December 31, 2003 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

      The following table provides statements of operations data as a percentage of revenue for the periods presented:

	Year Ended December 31,

	2003	2002	2001

Total revenue, net	100.0%	100.0%	100.0%
Cost of revenue	59.6	57.9	52.9
Royalty charges	16.1	—	—
Restructuring provision for excess and obsolete inventory	15.2	8.7	—

Gross margin	9.1	33.4	47.1
Operating expenses:
Research and development	16.3	20.2	18.1
Selling, general and administrative	33.3	34.2	36.5
Legal expense for certain litigation	4.6	—	—
Amortization of goodwill and other intangible assets	14.5	8.6	5.1
Amortization of deferred stock compensation	—	0.6	4.9
Impairment of goodwill and intangible assets	—	89.3	4.1
Impairment of loan to officer	—	3.1	—
Bad debt expense	1.6	—	—
Restructuring charges (benefit)	4.9	29.8	1.7
In-process research and development	—	11.1	6.1

Total operating expenses	75.2	196.9	76.5

Loss from operations	(66.1)	(163.5)	(29.4)
Interest and other expense, net	(4.8)	(0.1)	1.3
Loss on early extinguishment of debt	(15.0)	—	—

Loss before income taxes	(85.9)	(163.6)	(28.1)
Income tax provision	—	2.2	(3.9)

Net loss	(85.9)	(165.8)	(24.2)
Deemed Series A preferred stock dividend	—	(1.9)	—
Accretion of Series A preferred stock obligations	(4.2)	(1.3)	—

Net loss attributable to common stockholders	(90.1)%	(169.0)%	(24.2)%

Comparison of Years Ended December 31, 2002 and 2003

      Total revenue, net.

      Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors with rights of return upon shipment by the distributors to the end user customer. Prior to June 29, 2002, we recognized revenue for sales of WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the Agere Systems 802.11 WLAN business and the adoption of one uniform method is consistent with our plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized over the period of the rental.

      Revenue consists of product revenues, reduced by estimated sales returns and allowances for price protection. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

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

	Year Ended December 31,

Product Line	2003	2002

WWAN product revenue	$74,658	$83,799
WLAN product revenue	67,808	60,861
WLAN license revenue	6,000	—

Total revenue	$148,466	$144,660

      One distributor, Tech Data Corporation, accounted for 13.9% of total revenue during the year ended December 31, 2003. Another distributor, Comstor, accounted for 23.0% of total revenue during the year ended December 31, 2002.

      Total revenue increased 2.6% from $144.7 million in 2002 to $148.5 million in 2003. Total revenue included product revenue and a one-time patent license fee of $6.0 million recorded in the first quarter of 2003, resulting from the patent litigation settlement with Intersil, as described in Note 20 to the consolidated financial statements. In addition to the license revenue of $6.0 million in 2003, total revenue increased primarily due to the increase in WLAN product revenue attributable in part to the acquisition of the ORiNOCO product line of Agere Systems on August 5, 2002, resulting in the contribution of that product line revenue for the full year in 2003 compared to five months in 2002, and in part to the overall growth in Wi-Fi spending in 2003. The increase in WLAN product revenue was partially offset by a decrease in WWAN product revenue primarily attributable to the continued weakness in telecom spending in 2003.

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

      Cost of revenue increased 5.7% from $83.7 million in 2002 to $88.5 million in 2003. As a percentage of revenue, cost of revenue increased from 57.8% in 2002 to 59.6% in 2003. The increase in cost of revenue as a percentage of revenue was primarily attributable to the increase in WLAN product sales in 2003, as WLAN products generally carry lower gross margins as a percentage of revenue than WWAN products.

      Royalty Charges. On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. While the actual amount of past royalties due has not been finally determined, we recorded an accrual for estimated potential royalty charges of $22.9 million and $2.9 million for interest during the third quarter of 2003 and an accrual for estimated potential royalty charges of $1.0 million and $87,000 for interest during the fourth quarter of 2003. See Note 20 to the consolidated financial statements for further description of the Symbol litigation.

      Restructuring Provision for Excess and Obsolete Inventory. During the year ended December 31, 2003, we recorded a $22.5 million provision for excess and obsolete inventory as part of our restructuring activities. To mitigate the component supply constraints that have existed in the past, we had built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

      Due to these factors, inventory levels exceeded our requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. We do not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. We use a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the year ended December 31, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Additional reserve for excess and obsolete inventory	22,549
Inventory scrapped	(50,322)

Balance as of December 31, 2003	$5,072

      Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, prototype development expenses, consultant fees and allocated overhead related to the design, development, testing and enhancement of our products and underlying technologies. We expense all research and development expenses as incurred.

      Research and development expenses decreased 16.9% from $29.2 million in 2002 to $24.2 million in 2003. As a percentage of revenue, research and development expense decreased from 20.2% in 2002 to 16.3% in 2003. The decrease in research and development expense in total dollars and as a percentage of revenue was primarily due to the reduction in workforce implemented in the second quarter of 2003, resulting in decreased personnel and related expenses in the final three quarters of 2003 compared to those expenses in the same period of 2002. These expense reductions were partially offset by increased personnel costs in the first quarter of 2003 compared to those expenses in the first quarter of 2002, due to employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere.

      Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries, commissions, product marketing, sales support functions, advertising, trade show and other promotional expenses and allocated overhead. Selling, general and administrative expenses remained relatively unchanged from 2002 to 2003. Selling, general and administrative expenses increased from the first half of 2002 to the first half of 2003 primarily due to increases in sales and marketing personnel expenses, due to employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere. Comparative increases in expenses in the first half of 2003 were offset by decreased expenses in the second half of 2003 compared to those in the second half of 2002, primarily due to the workforce reduction implemented in the second quarter of 2003.

      Legal expense for certain litigation. During the year ended December 31, 2003, we incurred litigation expense of $6.8 million primarily in connection with our litigation with Symbol Technologies. Please refer to Item 3, Legal Proceedings for a description of this litigation.

      Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets increased from $12.5 million in 2002 to $21.6 million in 2003. Amortization of goodwill and other intangible assets increased primarily due to the intangible assets acquired from both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the 802.11 WLAN systems business of Agere on August 5, 2002.

      Amortization of deferred stock compensation. For the year ended December 31, 2002, we recorded amortization of deferred stock compensation of $855,000 in connection with deferred stock compensation previously recorded for the sale of stock and issuance of options at prices deemed to be below fair market value. As of December 31, 2002, deferred stock compensation was fully amortized.

      Impairment of goodwill and intangible assets. In December 2002, due to the significant decline in forecasted revenue and the cash flows therefrom, we made a complete assessment of the carrying value of all goodwill and other intangibles assets in accordance with SFAS No. 142. First, we determined the fair value of our equity to be less than the carrying value of goodwill. As such, an impairment charge was applicable in accordance with SFAS No. 142 as of December 31, 2002. Then we quantified the goodwill impairment as the amount by which the carrying amount of the asset exceeded the estimated fair value of the asset. The carrying value of goodwill totaling $138.8 million as of December 31, 2002 exceeded the estimated fair value of $9.7 million and, accordingly, we took a charge for the impairment of goodwill of $129.1 million. In December 2003, we performed our annual impairment test of goodwill and determined that no further impairment charge was required.

      Impairment of loan to officer. Prior to 2002, Proxim, Inc. had guaranteed up to $5 million of obligations of a former officer of the Company, with respect to a margin loan with an investment bank. We assumed the guaranty in the merger with Proxim, Inc. and on October 15, 2002, the investment bank called our guaranty of $5 million. We continue to seek repayment from the former officer under a Reimbursement and Security Agreement. In this regard, in January 2003, the former officer made a cash payment of $0.5 million to us with the proceeds of a second mortgage on his home. We assessed the recoverability of the remaining balance of the loan with respect to the former officer’s current financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This impairment charge does not constitute forgiveness of the former officer’s indebtedness to us. Future payments by the former officer under the Reimbursement and Security Agreement will be recorded as income in the period cash is received.

      Bad debt expense. During the year ended December 31, 2003, we recorded $2.3 million of bad debt expense in connection with a customer’s accounts receivable deemed to be uncollectible. These uncollectible accounts relate to products we had previously sold to the customer and that were subsequently discontinued.

      Restructuring charges (benefit) for severance and excess facilities. During the year ended December 31, 2003, we recorded restructuring charges of $7.3 million, consisting of $24.8 million of cash provisions and $3.3 million of non-cash provisions for abandoned property and equipment, partially offset by a $20.8 million net reversal of restructuring accruals. The $24.8 million of cash provisions consisted of $12.7 million of operating lease commitments, less estimated future sublease receipts, and exit costs of certain closed facilities, $9.1 million of severance payments for 111 employees, $0.6 million of consulting fees, and $2.4 million of project commitments. The $20.8 million net reversal of restructuring accruals represented the reversal of $27.8 million of previously recorded lease obligation restructuring reserves, partially offset by the write-down of fair value of an asset held for sale of $6.9 million. We reversed a total of $27.8 million of restructuring reserves, of which $26.8 million related to buying and selling a leased property in Sunnyvale, California during the fourth quarter of 2003. We reversed an additional $1.0 million of previously recorded restructuring reserves related to another building lease in Sunnyvale as a result of a reduction of the lease commitments agreed to with the lessor.

      The following table summarizes the restructuring activities during the years ended December 31, 2002 and 2003 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2001	$198	$52	$—	$180	$430
Reclassifications among categories	—	180	—	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	7,395	33,080	—	2,702	43,177
Non-cash charges utilized	—	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	—	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	—	30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	$3,620	$11,584	$—	$600	$15,804

      The restructuring reserves are presented on the balance sheet as follows (in thousands):

	December 31,

	2003	2002

Restructuring accruals:
Current	$7,144	$3,871
Long-term	8,660	26,579

Total	$15,804	$30,450

      Purchased in-process research and development. Purchased in-process research and development or IPR&D consists primarily of acquired technology that has not reached technological feasibility and had no alternative future use as of the date of acquisition. See Note 6 to the consolidated financial statements for additional information regarding the IPR&D projects.

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

      No purchased in-process research and development charge was recorded in the year ended December 31, 2003.

      Interest income (expense), net. Interest income (expense), net increased from expense of $85,000 in 2002 to expense of $7.3 million in 2003. The increase in interest expense is mainly attributable to interest charges recorded in connection with the estimated, potential royalty charges in connection with our patent infringement litigation with Symbol, the promissory notes issued in July and December 2003, and the deferred financing costs, together with a decrease in interest income as a result of lower applicable return rates.

      Loss on early extinguishment of debt. As fully described in Note 1 to the consolidated financial statements, upon stockholders’ approval in December 2003, the convertible promissory notes of $30 million were modified as they now include (1) warrants to purchase 24 million shares of common stock; and (2) a right to convert to Series B preferred stock at the option of the investors. We determined under Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” that the modification was made with substantially different terms and a debt extinguishment is resulted. Accordingly, the December note instrument was recorded at fair value and that amount was used to determine the debt extinguishment loss to be recognized and the effective rate of the new instrument. The warrants were also recorded at fair value (See Note 17 to the consolidated financial statements for details). A loss of debt extinguishment of $22.2 million was recorded in the fourth quarter of 2003.

      Income tax provision (benefit). The income tax provision for 2002 was primarily due to establishing a full valuation allowance to offset deferred tax assets brought forward from December 31, 2001. We were able to carry back certain losses to prior years, and claim income tax refunds totaling $10.4 million, of which $9.6 million has been received through September 26, 2003. The realization of the remaining deferred tax assets will be dependent on us generating taxable income in the future. As a result of the operating losses incurred in recent periods, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance of approximately $11.3 million, of which $1.3 million was recorded in additional paid in capital as the related asset was related to the recapitalization in 1999.

      Deemed Series A preferred stock dividend. In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in us. These investors received 1,640,000 shares of Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share. Please refer to Note 16 to the consolidated financial statements for a further description of the Series A Preferred Stock. At the time of the conversion in August 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of our common stock.

      Accretion of Series A preferred stock redemption obligations. The accretion of Series A preferred stock represents the quarterly adjustments to the carrying value of the Series A preferred stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders. The accretion increased from $1.9 million to $6.3 million from the year ended December 31, 2002 to 2003, primarily because the amount represents four months of accretion in 2002 starting in August 2002 and a full year of accretion in 2003.

     Comparison of Years Ended December 31, 2001 and 2002

      Revenue, net. Revenue information by product line is as follows (in thousands):

	Year Ended December 31,

Product Line	2002	2001

WWAN	$83,799	$105,730
WLAN	60,861	—

Total revenue	$144,660	$105,730

      Three distributors Comstor, Somera Communications, Inc. and Tessco Technologies accounted for 29.4%, 11.4% and 10.5%, respectively, of total revenue for the year ended December 31, 2001. One distributor Comstor accounted for 23.0% of total revenue for the year ended December 31, 2002.

      Revenue increased 36.9% from $105.7 million in 2001 to $144.7 million in 2002. Revenue increased primarily due to the contribution of sales of WLAN products totaling $60.9 million acquired in both the merger with Proxim, Inc. on March 26, 2002 and the acquisition of the 802.11 systems business from Agere on August 5, 2002. This increase was partially offset by a decrease in WWAN product sales. The decrease in WWAN product sales was attributable, in part, to the adoption of a uniform sell-through revenue recognition methodology for products that are sold through distribution channels with rights of return. This accounting methodology change was implemented on a prospective basis effective June 29, 2002, and resulted in the deferral of $14.7 million of revenue from WWAN products shipped to distributors as of December 31, 2002, that were not sold through to end customers.

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

      Restructuring provision for excess and obsolete inventory. We recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $12.7 million during 2002 as part of our restructuring charge, of which $7.7 million related to excess and obsolete inventory and $5.0 million related to purchase commitments. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

      Selling, general and administrative. Selling, general and administrative expenses increased 28.2% from $38.6 million in 2001 to $49.5 million in 2002. The increase in selling, general and administrative expense was primarily attributable to increases in sales and marketing personnel expenses, including employees added as a result of both the Proxim, Inc. merger and the acquisition of the 802.11 WLAN systems business of Agere, advertising, tradeshow, and public relations expenses. As a percentage of revenue, selling, general and administrative expenses decreased from 36.5% in 2001 to 34.2% in 2002. The percentage decrease was primarily due to increased revenue and efforts to control costs, including the reductions of headcount and discretionary spending.

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

      In-process research and development. Purchased in-process research and development (“IPR&D”) consist primarily of acquired technology that has not reached technological feasibility and had no alternative future use as of the date of acquisition. See Note 6 to the consolidated financial statements for additional information regarding the IPR&D projects.

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

Liquidity and Capital Resources

      Cash and cash equivalents increased from $16.5 million at December 31, 2002 to $19.8 million at December 31, 2003. Cash and cash equivalents decreased from $16.6 million at December 31, 2001 to $16.5 million at December 31, 2002.

      Net cash used in operating activities was $29.8 million for the year ended December 31, 2003, primarily attributable to the net loss after the effect of non-cash charges, an increase in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable, a decrease in restricted cash and other assets, an increase in other accrued liabilities, and an increase in accrued royalties and interest. Net cash used in operating activities was $27.5 million for the year ended December 31, 2002, primarily due to the net loss after the effect of non-cash charges, an increase in inventory and other assets and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable and an increase in accounts payable. Net cash used in operating activities was $12.0 million for the year ended December 31, 2001, primarily due to the net loss after the effect of non-cash charges, an increase in accounts receivable and inventory and a decrease in account payable and accrued liabilities, partially offset by an increase in other assets.

      Net cash used in investing activities was $8.8 million for the year ended December 31, 2003, attributable to $2.9 million in capital spending and $10.0 million to purchase a building in Sunnyvale, offset by $500,000 of proceeds from the repayment of a loan to a former officer of the Company, $583,0000 in proceeds from the sale of short-term investments, and $3.0 million in proceeds from the sale of the acquired building in Sunnyvale. Net cash used in investing activities was $48.0 million for the year ended December 31, 2002, due to $51.5 million in cash used in the merger with Proxim, Inc., the acquisition of the 802.11 WLAN systems business of Agere and the nBand acquisition and by $3.6 million in capital spending, partially offset by $7.0 million in net proceeds from the sale of investment securities. Net cash used in investing activities was $2.6 million for the year ended December 31, 2001 due to capital spending of $4.8 million and $12.7 million of spending associated with the acquisition of WirelessHome, partially offset by the net proceeds from the sale of investment securities of $14.9 million.

      Net cash provided by financing activities was $41.8 million for the year ended December 31, 2003 attributable to $1.6 million of borrowings on capital lease obligations, $187,000 in proceeds from repayment of notes receivable from stockholders, $40 million in proceeds from the issuance of convertible promissory notes, and $808,0000 from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchase plan purchases. Net cash provided by financing activities was $75.4 million for the year ended December 31, 2002 due to proceeds from the issuance of Series A preferred stock, convertible promissory notes and the issuance of common stock as a result of the exercise of employee stock options and employee stock purchase plan purchases partially offset by purchases of treasury stock related to employee stock forward sale agreements. Net cash provided by financing activities was $29,000 for the year ended December 31, 2001 due to issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases offset by repayment of long-term debt and by purchases of treasury stock.

Contractual Commitments

      We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of December 31, 2003, were as follows (in thousands):

	Payments Due by Period

		Year Ending December 31,
	Total Amounts
	Committed	2004	2005	2006	2007	2008	Thereafter

Severance pay	$3,620	$3,620	$—	$—	$—	$—	$—
Repayment of convertible notes	50,753	50,753	—	—	—	—	—
Operating leases	39,545	7,854	7,741	6,708	6,372	6,436	4,434
Capital leases	2,190	1,257	901	32	—	—	—
Project commitments	1,284	1,284	—	—	—	—	—
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899	—	—

	$204,291	$64,768	$8,642	$6,740	$113,271	$6,436	$4,434

      We are required to repay the convertible promissory notes in September 2004 if they have not been exchanged for Series B Preferred Stock.

      We are required to redeem all outstanding shares of Series A Preferred Stock for cash in August 2007 if not previously converted into Common Stock.

      For the years ended December 31, 2003 and 2002, we recorded restructuring charges of $18.1 million related to the committed future lease payments for closed facilities, net of estimated future sublease receipts and reversal of previously recorded provision, which are included in the operating leases caption above. As of December 31, 2003, we had unconditional purchase order commitments of $1.3 million, which were included as other accrued liabilities.

Credit Facilities

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

      Obligations under the amended A/R Financing Agreement are secured by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003 and amended in October 2003 and the senior secured promissory notes issued in December 2003. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business. Under the Amended A/R Financing Agreement, the events of default also include any judgment, restraining order, injunction or any material adverse development in connection with a lawsuit filed by Symbol Technologies before the U.S. District Court for the District of Delaware. Please refer to Item 3, Legal Proceedings for a further description of the litigation with Symbol Technologies. Under the Amended A/R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender.

Restructuring of Leases

      We had been seeking to renegotiate a material lease on a building in Sunnyvale, California that was in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling approximately $29.0 million through the expiration of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease were substantially greater than the current local market lease rates, and this unused space represented a negative cash flow of approximately $800,000 per quarter. We were not able to sublease the building since it was vacated in July 2002. Since November 2002, we ceased making direct lease payments, and the building owner utilized our cash security deposit to cover the monthly payments and other lease charges. On July 21, 2003, we entered into a letter agreement (as subsequently amended and restated by that certain Purchase Agreement dated September 11, 2003) to buy the leased property and terminate the lease on or before September 12, 2003. On September 12, 2003, we paid approximately $10.0 million to consummate the transaction. Transaction costs included cash consideration of $6.0 million to the building owner, $3.2 million to pay off the mortgage obligation secured by the leased property, $577,000 for prepayment premium, and a total of approximately $200,000 for closing costs and operating costs incurred by the building owner between the date of the letter agreement and the closing. As a result of consummating the transaction, we reversed $26.8 million of previously recorded lease obligation restructuring reserves that are no longer required. We also reversed an additional $1.0 million of previously recorded restructuring reserves related to another building lease in Sunnyvale as a result of a reduction of the lease commitments agreed to with the lessor.

      Subsequent to the purchase, we placed the property on the market for sale. On October 22, 2003, we entered into an agreement to sell the property for $3.5 million. As of September 26, 2003, the property was recorded as an asset held for sale of $3.0 million, representing its estimated net realizable value. On December 30, 2003, we consummated the sale and received $3.0 million cash proceeds, net of broker commissions, property repairs and closing costs.

Other Restructuring Activities

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

      Restructuring charges for the year ended December 31, 2003 were $7.3 million resulting from $28.1 million of recorded restructuring charges, offset by a net benefit of $20.8 million recorded as a result of buying a leased property in Sunnyvale, California, terminating the lease, and subsequently selling the property and a $1.0 million reversal of previously recorded restructuring reserves related to another building lease in Sunnyvale as a result of finalizing the lease commitments with the lessor (see Note 1 and Note 19). The net benefit of $20.8 million consisted of a reversal of previously recorded lease obligation restructuring reserve of $26.8 million and net realizable value of the building of $3.0 million, offset by total transaction costs of $10.0 million to purchase the building. We reversed an additional $1.0 million of previously recorded restructuring reserves related to another building in Sunnyvale as a result of a reduction of the lease commitments agreed to with the lessor.

Debt Financing

      In April 2003, our management and board of directors recognized our need to secure additional funding to support our growth objectives and strengthen our balance sheet position. During 2003, Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates invested an aggregate of $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B preferred stock, and warrants to purchase an aggregate of 24 million shares of our common stock. Please refer to Part I, Item 1, “Business — Recent Financing Activities” for a detailed description of our recent transactions with these Investors, the terms of the Notes and warrants, including terms of conversion and exercise thereof, and our Amended Agreement with the Investors.

      In the event of default or change of control occurs or these Investors decide not to exchange the Amended Notes for Series B Preferred Stock, we may be required to repay the Amended Notes upon the earlier of demand by these investors or the September 30, 2004 maturity date. If we were required to repay the Amended Notes, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to repay the Amended Notes, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

Litigation with Symbol Technologies

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty. While the actual amount of past royalties due has not been finally determined, we recorded an accrual for estimated potential royalty charges of $22.9 million and $2.9 million for interest during the third quarter of 2003 and an accrual for estimated potential royalty charges of $1.0 million and $87,000 for interest during the fourth quarter of 2003. We have not been enjoined from continued sales of these products. We will continue to evaluate and review its estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. On November 24, 2003, the District Court conducted a one-day bench trial on our equitable defenses of laches and estoppel not addressed by the jury. The District Court has not reached a decision on the equitable defenses.

      If the proceedings before the court in the litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the Notes. Upon such occurrence, the Investors would have the ability to require us to repay the Notes. In addition, any judgment, restraining order, injunction or any material adverse development in this litigation triggers an event of default under the Silicon Valley Bank credit facility. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts.

      Depending upon the final ruling of the litigation with Symbol, we may be required to pay royalty charges and interest at the time specified by the court. Our current estimate of approximately $26.9 million for royalties and interest is not included in the above disclosure of future payments under contractual obligations.

Additional Sources of Financing

      We have incurred substantial losses and negative cash flows from operations during the years ended December 31, 2003, 2002 and 2001, and have an accumulated deficit of $397.8 million as of December 31, 2003. If we were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

      There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by us. We may need to raise additional funds to meet our obligations, strengthen our financial position, meet our working capital requirements, or take advantage of market opportunities. Our ability to raise funds may be adversely affected by a number of factors relating to us, such as the terms of the Notes and our other agreements with the Investors, as well as factors beyond our control, including market uncertainty and conditions in the capital markets. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

Quarterly Results of Operations

      The following table presents our operating results for each of the four quarters in the years ending December 31, 2003 and 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Historical operating results are not necessarily indicative of the results that may be expected for any future period.

	Q1 2003	Q2 2003	Q3 2003	Q4 2003	Q1 2002	Q2 2002	Q3 2002	Q4 2002

	(Unaudited)

	(In thousands, except per share data)
Revenue, net	$40,029	$34,805	$35,058	$38,574	$25,414	$45,177	$24,118	$49,951
Cost of revenue	20,928	21,701	22,041	23,801	14,662	25,977	14,091	28,955
Royalty charges	—	—	22,869	1,000
Restructuring provision for excess and obsolete inventory(a)	—	22,549	—	—	12,659	—	—	—

Gross profit (loss)	19,101	(9,445)	(9,852)	13,773	(1,907)	19,200	10,027	20,996

Operating expenses:
Research and development	7,883	6,234	4,915	5,209	4,549	7,295	8,699	8,616
Selling, general and administrative	12,095	12,446	13,179	11,711	8,750	11,647	15,220	13,874
Legal expense for certain litigation	3,000	1,000	1,700	1,100	—	—	—	—
Amortization of goodwill and other intangible assets	5,500	5,365	5,364	5,364	144	2,209	4,606	5,508
Amortization of deferred stock compensation	—	—	—	—	245	180	316	114
Impairment of goodwill and intangible assets(b)	—	—	—	—	—	—	—	129,108
Impairment of loan to officer	—	—	—	—	—	—	—	4,500
Bad debt	—	—	2,305	—	—	—	—	—
Restructuring charges (benefit)(c)	—	12,492	(5,194)	(19)	35,378	3,582	2,335	1,882
In-process research and development	—	—	—	—	4,536	1,200	10,364	—
Merger costs	—	—	—	—	—	—	—	—

Total operating expenses	28,478	37,537	22,269	23,365	53,602	26,113	41,540	163,602

Loss from operations	(9,377)	(46,982)	(32,121)	(9,592)	(55,509)	(6,913)	(31,513)	(142,606)
Interest income (expense), net	99	(192)	(4,434)	(2,641)	131	240	(355)	(101)
Loss on early extinguishment of debt(d)	—	—	—	(22,200)	—	—	—	—

Loss before income taxes	(9,278)	(47,174)	(36,555)	(34,433)	(55,378)	(6,673)	(31,868)	(142,707)
Income tax provision (benefit)	—	—	—	—	3,224	—	—	—

Net loss	(9,278)	(47,174)	(36,555)	(34,433)	(58,602)	(6,673)	(31,868)	(142,707)
Deemed Series A Preferred Stock dividend	—	—	—	—	—	—	(2,740)	—
Accretion of Series A Preferred Stock redemption Obligations	(1,525)	(1,560)	(1,596)	(1,622)	—	—	(476)	(1,414)

Net loss attributable to common stockholders — basic and diluted	$(10,803)	$(48,734)	$(38,151)	$(36,055)	$(58,602)	$(6,673)	$(35,084)	$(144,121)

Net loss per share attributable to common stockholders — basic and diluted	$(0.09)	$(0.40)	$(0.31)	$(0.29)	$(0.96)	$(0.06)	$(0.29)	$(1.20)

Shares used to compute net loss per share — basic and diluted	120,274	121,714	121,985	122,674	61,275	119,215	119,557	120,134

(a)	Refer to Note 10 to the consolidated financial statements for details.

(b)	Refer to Note 5 to the consolidated financial statements for details.

(c)	Refer to Note 11 to the consolidated financial statements for details.

(d)	Refer to Note 12 to the consolidated financial statements for details.

      Our quarterly revenue and loss from operations results have varied and are likely to continue to fluctuate significantly from quarter to quarter.

      Our quarterly results may fluctuate for many reasons, including the following:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	the sell-through rate of our ORiNOCO products (acquired in our acquisition of Agere’s 802.11 WLAN systems business) through consumer retail channels;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g, IEEE 802.1b or IEEE 802.20 specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our Tsunami point-to-multipoint systems;

•	our ability to effectively manage product transitions to newer product platform designs;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

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

Seasonality

      Historically, our product revenues have been higher in the last two quarters of the fiscal year. In addition, our product revenues have historically been significantly higher in the last month of each quarter. This shift may primarily be attributed to the budgetary constraints of the customers in our industry and weather conditions that make an outdoor installation more difficult during the winter.

RISK FACTORS

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K.

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

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us or to our Investors.

      We have incurred substantial losses and negative cash flows from operations during the years ended December 31, 2003, 2002 and 2001, and have an accumulated deficit of $397.8 million as of December 31, 2003.

      During 2003, Warburg Pincus and Broadview Capital invested $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B preferred stock, and warrants to purchase our common stock. Please refer to Part I, Item 1, “Business — Recent Financing Activities” for a detailed description of our recent transactions with Warburg Pincus and Broadview Capital Partners (the “Investors”), the terms of the secured exchangeable promissory notes (the “Notes”), and our amended and restated securities purchase agreement with the Investors (the “Amended Agreement”).

      If the Investors decide not to exchange the Notes for our Series B preferred stock, we are required to repay the Notes upon the earlier of the September 30, 2004 maturity date or upon demand by the Investors in connection with an event of default or a change of control of Proxim. In particular, if the proceedings before the court in our litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any additional adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the Notes. Upon such occurrence, the Investors would have the ability to require us to repay the Amended Notes. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under our secured credit facility with Silicon Valley Bank, and Silicon Valley Bank could require us to repay any outstanding amounts owed under the credit facility and prohibit us from borrowing any additional amounts.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

      In addition, we may need to raise additional funds to meet our obligations, strengthen our financial position, meet our working capital requirements, or take advantage of market opportunities. Our ability to raise funds may be adversely affected by a number of factors relating to us, such as the terms of the Notes and our other agreements with the Investors, as well as factors beyond our control, including market uncertainty and conditions in the capital markets. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

We are not profitable and may not be profitable in the future.

      For the year ended December 31, 2003 we had a $133.7 million net loss attributable to holders of our common stock. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and the Agere 802.11 wireless systems business we acquired, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

      We expect that we will continue to incur significant sales, marketing, product development and administrative expenses. As a result, we will need to generate increased revenue to achieve profitability and we cannot assure you that we will achieve profitability in the future. Any failure to significantly increase our revenue or control costs as we implement our product and distribution strategies would harm our ability to achieve profitability and the operating results and financial condition of the business.

Our gross profit may decline in the future.

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

The terms of the Notes issued to the Investors may adversely affect our business, financial condition and results of operations.

      We have issued Notes with an aggregate principal amount of $40 million to Warburg Pincus and Broadview Capital. These notes are accruing interest at an annual rate of 25%. Please refer to Part I, Item 1, “Business — Recent Financing Activities” for a detailed description of these recent transactions and the terms of the Notes and our Amended Agreement with these Investors. The terms of the Notes and the Amended Agreement may impair our ability to secure additional financing from other sources. While the Notes are outstanding, we may not generally, without the prior written consent of the Investors holding a majority of the principal amount of the Notes:

•	incur certain liabilities or indebtedness for money borrowed, subject to certain limited exceptions;

•	grant or permit any liens, pledges or encumbrances on any of our assets, subject to limited exceptions;

•	sell any material part of our assets, other than in limited circumstances or in the ordinary course of business; or

•	pay or declare any dividend or distribution.

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

      Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

•	an evolving and unpredictable business model;

•	uncertain acceptance of our new ORiNOCO, Lynx and Tsunami products;

•	competition; and

•	challenges in managing growth.

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

      Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels;

•	the effectiveness of developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	our ability to successfully manage the integration of operations;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g, IEEE 802.16 or IEEE. 802.20 specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint Tsunami systems;

•	our ability to effectively manage product transitions from one generation of product platforms to newer product platform designs, including inventories on hand, product certifications, and customer transitions;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

      Historically, we do not operate with a significant order backlog and a substantial portion of our revenues in any quarter are derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, we did not achieve our revenue targets in the first and second quarters of 2003.

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

      The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. Our Investors hold outstanding shares of Series A preferred stock convertible into an aggregate of 41,448,137 shares of common stock as of March 5, 2004. Including additional accretion at an annual rate of 8% through August 5, 2005, the Series A preferred stock will be convertible into an aggregate of 46,314,752 shares of common stock. The Investors also hold Notes exchangeable for shares of our Series B preferred stock, which is then convertible into our common stock. Assuming exchange of the Notes on their maturity date of September 30, 2004, the Investors will receive Series B preferred stock immediately convertible into 44,414,830 shares of our common stock. Including additional accretion at an annual rate of 14% through the seventh anniversary of the date of issuance of the Series B preferred stock, the Series B preferred stock will be convertible into 116,330,766 shares of our common stock. In addition, the Investors currently hold warrants to purchase an aggregate of 18,301,612 shares of our common stock at an exercise price of $2.05 per share, 18,000,000 shares of common stock at an exercise price of $1.46 per share and 6,000,000 shares of our common stock at an exercise price of $1.53 per share.

      Assuming conversion of the notes, the Series B Preferred Stock issuable upon conversion of the notes, the Series A Preferred Stock, and the warrants held by the Series A and Series B Preferred Stock investors, would be expected to represent approximately 51.3% of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of March 5, 2004, and excluding outstanding employee options and warrants to purchase approximately 33,619,407 shares of common stock.

      We have agreed to file a registration statement on Form S-1, or, if available, Form S-3, with the Securities and Exchange Commission (the “SEC”) within 30 days following the filing of this annual report on Form 10-K with the SEC. Upon the effectiveness of such registration statement, the investors will have the right to resell any shares of common stock issuable upon conversion of the Series A preferred stock and Series B preferred stock and upon exercise of all of the warrants.

      In addition to these securities, as of December 31, 2003, options and warrants to acquire 67,160,733 shares of our common stock were outstanding. Also, as of December 31, 2003, approximately an additional 15,768,514 shares of our common stock were reserved for issuance to our employees under existing and/or assumed stock option plans.

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

      We could be at a disadvantage when compared to our competitors, particularly Symbol, Cisco Systems/ Linksys, NetGear and D-Link, that have broader distribution channels, greater brand recognition, more extensive patent portfolios and, in particular, more diversified product lines. In the broadband wireless access market, we have several competitors, including without limitation, Alvarion, Ceragon Networks, Stratex Networks, and Harris Corporation.

      We face competition from numerous companies that have developed competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11a/b/g products. We are also facing future competition from companies that offer products which replace network adapters or offer alternative communications solutions (such as the integrated wireless functionality on the Intel Centrino computer chip), or from large computer companies, PC peripheral companies, as well as other large networking equipment companies that integrate network adapters into their products. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

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

      We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards. There can be no assurance, however, that the IEEE 802.11 compliant products will have an ongoing meaningful commercial impact. Already, even within the 802.11 standard, there have been significant technological changes. The IEEE approved the 2.4 Ghz WLAN standard designated 802.11b. In 2000, the IEEE approved the 5 Ghz WLAN standard designated 802.11a. In 2003, the IEEE approved a new 2.4 Ghz WLAN standard designated 802.11g. IEEE is in the process of establishing additional 802.11 standards, including 802.11e related to quality of service for voice and video transmission, 802.11i related to enhanced security, and 802.11h related to dynamic frequency selection and transmission power control. Furthermore, IEEE has recently committed to developing new wireless WAN standards under two separate initiatives, 802.16 (WiMAX) and 802.20, standards which when finalized will produce transmission distances measured in kilometers.

      While we have products based on the 802.11a, 802.11b and 802.11g standards, future standards developments may make these technologies obsolete and require significant additional investment by the company. As an example, in August 2000, the FCC adopted a rule change to Part 15. Based on the rule change, we made significant investments in developing higher-speed frequency hopping technology that allowed for wider band hopping channels and increased the data rate from 1.6 Mbps to up to 10 Mbps based on the HomeRF 2.0 standard. However, widespread adoption of products based on the IEEE 802.11 standard have lead us to discontinue these products. There can be no assurance that a similar future change in industry standards and market acceptance will not require us to abandon our current product lines and invest significantly in research and development of future standards based products.

      Given the emerging nature of the WLAN market, there can be no assurance that the products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies, including cellular. Currently, cellular companies are developing 3rd generation technologies designed to transmit data at up to 2 mbps. In particular, Verizon has already announced an initiative based on this technology known as EV-DO. Cellular technology today has an inherent advantage of being more ubiquitous than WLAN hotspot technology. There can be no assurance that the companies current product offerings will be competitive with cellular or other WLAN technologies in the future.

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

      Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Cisco Systems (including Linksys), NetGear and 3Com, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as our Tsunami point-to-multipoint technology and 802.11 technologies in which we have invested substantial capital, were only commercially introduced in the last few years. In addition, we are also investing in the development of products that comply with the emerging 802.16 wireless access standard. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below the factors that we believe are key to the success or failure of broadband wireless access technology:

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

      During the years ended December 31, 2003 and 2002, international sales accounted for approximately 41% and 38% of our total sales, respectively. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue. There are certain risks inherent in doing business in international markets, including the following:

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

      The economic uncertainty resulting from hostilities in Iraq may continue to negatively impact consumer and business confidence. In recent periods, general economic conditions in the U.S. caused and may continue to cause U.S. businesses to slow spending on products and to delay sales cycles. Similarly, global economic conditions could cause foreign businesses to slow or halt spending on our products. We manufacture a substantial portion of our products outside the U.S., and we may experience delays in the delivery of our products or increased shipping costs as a result of increased security measures. This economic uncertainty may make it more difficult to continue to implement our business strategy and could adversely impact future operating results.

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

We may be dependent on and receive a significant percentage of our revenue from a limited number of OEM customers.

      A limited number of OEM customers may contribute a significant percentage of our revenue. We expect that sales to a limited number of OEM customers will continue to account for a significant portion of our revenue for the foreseeable future. Sales of many of our wireless networking products depend upon decisions of prospective OEM customers to develop and market wireless solutions that incorporated our wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

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

      Our WWAN business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. One distributor accounted for approximately 14% and 23% of our total revenue in 2003 and the year ended 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. In addition, as we continue the development of our distribution channels, we may consolidate demand through fewer, larger distributors in order to effectively manage a growing base of VARs, resellers and sub-distributors.

We depend on limited suppliers for key components that are difficult to manufacture, and because we may not have long-term arrangements with these suppliers, we could experience disruptions in supply that could decrease or delay the recognition of revenues.

      We depend on single or limited source suppliers for several key components used in our products. Proxim, Inc. and Agere depended on single sources for our proprietary application specific integrated circuits, or ASICs, and assembled circuit boards. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We do not have any long-term arrangements with our suppliers and could be at a disadvantage compared to other companies, particularly larger companies, that have contractual rights or preferred purchasing arrangements. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

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

      We rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected.

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

      In general, the average selling prices of our products decline over time. If we do not reduce production costs and other expenses, we may not be able to offset this continuing decline and achieve or maintain profitability. We must also develop and introduce on a timely basis new products and features that can be sold at higher average selling prices or produced at lower costs.

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

      We sell our products through domestic and international distributors. In general, distributors, value-added resellers and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing our efforts to sell our products. In addition they often focus on specific markets and we will need to add new distributors and value-added resellers as we expand our sales to new markets. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of products ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

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

      Our success depends to a large extent on the continued services of Mr. Frank Plastina, our President and Chief Executive Officer, Mr. David L. Thompson, our Executive Vice President and Chief Financial Officer, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and a majority of our operations are located.

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

      Warburg Pincus and entities affiliated with Broadview Capital Partners hold outstanding shares of Series A preferred stock convertible into an aggregate of 41,448,137 shares of common stock as of March 5, 2004. Including additional accretion at an annual rate of 8% through August 5, 2005, the Series A preferred stock will be convertible into an aggregate of 46,314,752 shares of common stock. The Investors also hold Notes exchangeable for shares of our Series B preferred stock, which is then convertible into our common stock. Assuming exchange of the Notes on their maturity date of September 30, 2004, the Investors will receive Series B preferred stock immediately convertible into 44,414,830 shares of our common stock. Including additional accretion at an annual rate of 14% through the seventh anniversary of the date of issuance of the Series B preferred stock, the Series B preferred stock will be convertible into 116,330,766 shares of our common stock. In addition, the Investors currently hold warrants to purchase an aggregate of 18,301,612 shares of our common stock at an exercise price of $2.05 per share, 18,000,000 shares of our common stock at an exercise price of $1.46 per share and 6,000,000 shares of our common stock at an exercise price of $1.53 per share.

      Assuming conversion of the notes, the Series B Preferred Stock issuable upon conversion of the notes, the Series A Preferred Stock, and the warrants held by the Series A and Series B Preferred Stock investors, would be expected to represent approximately 51.3% of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of March 5, 2004, and excluding outstanding employee options and warrants to purchase approximately 33,619,407 shares of common stock.

      The Investors are able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of these stockholders may be different than those of other stockholders of our company. In addition, the significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquiror from obtaining control of our company.

As holders of our Series A preferred stock the Investors have rights that are senior to those of our common stock. Upon exchange of the Notes for Series B preferred stock the Investors will have additional rights that are senior to those of our common stock.

      Holders of our Series A preferred stock are entitled to receive certain benefits not available to holders of our common stock. In particular:

•	from August 2005 through August 2007, shares of Series A preferred stock will be entitled to dividends equal to 8% of their liquidation preference per year, payable, at our election, in cash or shares of our common stock valued at the then-market price;

•	each share of Series A preferred stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8%, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	in August 2007, we will be required to redeem all outstanding shares of Series A preferred stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change of control of our company, we will have the right to convert the Series A preferred stock into common stock if upon such conversion the holders of Series A preferred stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or repurchase the Series A preferred stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to

August 2005, the liquidation preference will increase as necessary to provide for three years of accretion;

•	holders of Series A preferred stock have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series A preferred stock, which initially was approximately $3.06 per share, and was reduced to approximately $2.24 in connection with the issuance of the Notes, is subject to additional customary weighted average anti-dilution adjustments and other customary adjustments; and

•	the approval of holders of a majority of the Series A preferred stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series A preferred stock, and any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock.

      Warburg Pincus and Broadview Capital will have the right to exchange the Notes for shares of Series B preferred stock. Upon exchange of the Notes, holders of our Series B preferred stock will be entitled to receive certain benefits not available to holders of our common stock. In particular:

•	each share of Series B preferred stock will have an initial liquidation preference of $100.00 and the liquidation preference will bear interest at an annual rate of 14%, compounded quarterly, for seven years from the date of issuance. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	on the seventh anniversary of the issuance of the Series B preferred stock, we will be required to redeem all outstanding shares of Series B preferred stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change of control of our company, the holders of the Series B preferred stock will have the right to convert the Series B preferred stock into common stock if upon such conversion the holders of Series B preferred stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or offer to repurchase the Series B preferred stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to the seventh anniversary of the issuance of the Series B preferred stock, the liquidation preference will increase as necessary to provide for seven years of accretion;

•	holders of Series B preferred stock will have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series B preferred stock, which initially shall be approximately $1.15 per share, will be subject to customary weighted average anti-dilution adjustments and other customary adjustments; and

•	the approval of holders of a majority of the Series B preferred stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series B preferred stock, any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock.

      Warburg Pincus has agreed until July 22, 2007 to limit its voting rights to no more than 45% of our issued and outstanding voting stock. In addition, for so long as each of the Investors owns at least 25% of the aggregate principal amount of the Notes issued to each of them or 25% of the shares of Series B preferred stock issued to them (including as owned and outstanding such shares of common stock issuable upon conversion of the shares of Series B preferred stock and upon exercise of the warrants), and Warburg Pincus owns at least 25% of the shares of Series A referred stock (including as owned and outstanding such shares of common stock issuable upon conversion of the shares of Series A preferred stock and exercise of the existing warrants), the Investors will have the right to hold three out of a possible nine seats on our Board of Directors and Warburg Pincus shall have the right to have one observer attend meetings of the Board of Directors.

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

      Proxim, Inc.’s involvement in patent litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

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

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on our sales of these products from January 1, 1995. Accordingly, we recorded an accrual for estimated royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. We have not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. In November 2003, the court conducted a bench trial on our remaining equitable defenses not addressed by the jury and proceedings in the case continue We will continue to evaluate and review our estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. In addition, we do not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings.

      On March 17, 2003, we announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, Proxim, Inc. and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to us. The two companies have also entered into a product supply agreement defining the terms under which we will be able to purchase 802.11 products that utilize Intersil’s chipsets. During the first quarter of 2003, we recorded $6 million as licensing revenue and $3 million of legal expense as final settlement of outstanding legal fees and expenses related to the terminated patent litigation.

      On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. Discovery continues and a trial setting conference is scheduled for May 4, 2004.

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on March 5, 2004, Active’s net claim is approximately $3.4 million. This case is in its earliest stages, as discovery has not yet commenced and a trial date has not been established.

      We are party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. We have recorded reserves related to these disputes to the extent that management believes are appropriate. The Company intends to vigorously defend itself in these matters.

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

      In particular, if the proceedings before the court in our litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the Notes issued to Warburg Pincus and affiliates of Broadview Capital. Upon such occurrence, the Investors would have the ability to require us to repay the Notes. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under our secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

The implementation of a new management information system may disrupt our business.

      As a result of the merger between Proxim and Western Multiplex, and the acquisition of Agere Systems’ 802.11 WLAN systems business during 2002, we identified a requirement to consolidate and integrate our management information systems. During the second quarter of 2003, we implemented a new enterprise resource planning and financial accounting and planning system and began to integrate this new system with our customer relationship management system and our product management system, and to create electronic interfaces to certain supply chain partners’ information systems and certain customers’ information systems. Implementation of the new management information system, including the integration with other systems is a very complex process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

Compliance with governmental regulations in multiple jurisdictions where we sell our products is difficult and costly.

      In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our wireless products are certified for unlicensed operation in the 902 - 928 MHz, 2.4 - 2.4835 GHz, 5.15 - 5.35 GHz and 5.725 - 5.825 GHz frequency bands, and we expect soon to have certified products in the newly opened 5.470 - 5.725 GHz band. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems unlicensed status in the frequency band. In the event that there is interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the availability of spectrum, changes in the allowed use spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

      Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we will design our products to minimize the design modifications required to meet various 2.4 GHz and 5 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for our product line in countries where there are substantial markets for wireless networking systems. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

      Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the availability of spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. Several changes by the FCC were approved within the last eight years including changes in the allocation and use of available frequency spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results. It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:

•	decrease the growth of the broadband wireless industry;

•	hinder our ability to conduct business both domestically and internationally;

•	reduce our revenues;

•	increase the costs and pricing of our products;

•	increase our operating expenses; and

•	expose us to significant liabilities.

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

      The trading prices of our common stock have been subject to wide fluctuations, and such trend is likely to continue with respect to the trading price of our common stock. The trading price of our common stock may fluctuate in response to a number of events and factors, including:

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

      In addition, the stock market in general, and the market prices for wireless-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may influence the trading price of our common stock. These trading price fluctuations may make it more difficult to use our common stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Accordingly, you may lose all or part of your investment in our common stock.

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

Interest Rate Sensitivity

      We maintain a short-term investment portfolio consisting mainly of corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2003, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Investment Risk

      We are exposed to market risk as it relates to changes in the fair value of our investments. We invested in equity investments in a public company for business and strategic purposes and we have classified these securities as available-for-sale. We have also invested in an equity instrument in a private company, which completed its IPO in January 2004. This equity investment, in a technology company, is subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of February 27, 2004, we had unrealized gain of $2.2 million which was recorded as a separate component of stockholders’ equity. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control.

      Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Proxim Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Proxim Corporation and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the periods ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The consolidated financial statements of Proxim Corporation as of December 31, 2001 and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operation. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

      As discussed above, the consolidated financial statements of Proxim Corporation for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 5. In our opinion, the transitional disclosures of 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses and negative cash flows from operations, and had an accumulated deficit of $397.8 million as of December 31, 2003. In addition, the Company may be required to repay $40.0 million of exchangeable promissory notes (the Notes) in the event its note holders do not exchange for mandatorily redeemable convertible preferred stock. Such repayment would be required on the earlier of September 30, 2004, the maturity date of the Notes or upon event of default or change in control. In addition, the Company may be required to settle the accrued royalty charges of $26.9 million in connection with the litigation with Symbol Technologies Inc. when the final ruling is made. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 11, 2004

Predecessor Auditor (Arthur Andersen LLP) Opinion

      The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in the Summary of Significant Accounting Policies note, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed in the Summary of Significant Accounting Policies note, the corporation has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 28, 2002

PROXIM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,756	$16,535
Short-term investments	—	513
Accounts receivable, net	13,961	30,535
Inventory, net	19,939	36,799
Other current assets	5,301	4,657

Total current assets	58,957	89,039
Property and equipment, net	7,522	10,110
Goodwill	9,726	9,726
Intangible assets, net	40,333	61,926
Restricted cash	1,254	2,489
Other assets	2,316	4,133

Total assets	$120,108	$177,423

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,500	$18,147
Capital lease obligations, current	1,176	—
Accrued royalties and interest	26,906	—
Other accrued liabilities	20,804	16,917
Convertible promissory note	34,735	—

Total current liabilities	94,121	35,064
Capital lease obligations, long-term	934	—
Long-term debt	101	101
Restructuring accruals, long-term	8,660	26,579
Common stock warrants	21,800	—

Total liabilities	125,616	61,744

Commitments and contingencies (Notes 18 and 20)
Mandatorily redeemable convertible preferred stock: authorized 25,000,000 shares; Series A, par value $.01; 3,000,000 shares issued and outstanding at December 31, 2003 and 2002, respectively (Liquidation value: $81,120)	73,580	64,412

Stockholders’ equity (deficit):
Common stock, Class A, par value $.01; authorized 390,000,000 shares: 165,037,194 and 162,328,944 shares issued and outstanding at December 31, 2003 and 2002, respectively	1,650	1,623
Common stock, Class B, par value $.01; authorized 10,000,000 shares: no shares issued and outstanding at December 31, 2003 and 2002	—	—
Treasury stock, at cost; 42,185,534 shares at December 31, 2003 and 2002	(21,585)	(21,585)
Additional paid-in capital	339,311	335,830
Notes receivable from stockholders	(711)	(898)
Accumulated deficit	(397,753)	(264,010)
Accumulated other comprehensive income	—	307

Total stockholders’ equity (deficit)	(79,088)	51,267

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$120,108	$177,423

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share and per share data)
Product revenue, net	$142,466	$144,660	$105,730
License revenue	6,000	—	—

Total revenue, net	148,466	144,660	105,730
Cost of revenue	88,471	83,685	55,887
Royalty charges	23,869	—	—
Restructuring provision for excess and obsolete inventory	22,549	12,659	—

Gross profit	13,577	48,316	49,843

Operating expenses:
Research and development	24,241	29,159	19,114
Selling, general and administrative	49,431	49,491	38,603
Legal expense for certain litigation	6,800	—	—
Amortization of goodwill and other intangible assets	21,593	12,467	5,440
Amortization of deferred stock compensation(*)	—	855	5,196
Impairment of goodwill and intangible assets	—	129,108	4,331
Impairment of loan to officer	—	4,500	—
Bad debt expense	2,305	—	—
Restructuring charges	7,279	43,177	1,816
In-process research and development	—	16,100	6,400
Merger costs	—	—	30

Total operating expenses	111,649	284,857	80,930

Loss from operations	(98,072)	(236,541)	(31,087)
Interest income (expense), net	(7,168)	(85)	1,393
Loss on early extinguishment of debt	(22,200)	—	—

Loss before income taxes	(127,440)	(236,626)	(29,694)
Income tax provision (benefit)	—	3,224	(4,096)

Net loss before extraordinary item	(105,240)	(239,850)	(25,598)

Net loss	(127,440)	(239,850)	(25,598)
Deemed Series A preferred stock dividend	—	(2,740)	—
Accretion of Series A preferred stock obligations	(6,303)	(1,890)	—

Net loss attributable to common stockholders — basic and diluted	$(133,743)	$(244,480)	$(25,598)

Net loss per share attributable to common stockholders — basic and diluted	$(1.10)	$(2.33)	$(0.44)

Shares used to compute net loss per share — basic and diluted	121,661,885	105,119,404	57,559,434

(*) Amortization of deferred stock compensation was relating to the associated expense categories as follows:
Cost of revenue	$—	$4	$23
Research and development	—	697	4,237
Selling, general and administrative	—	154	936

	$—	$855	$5,196

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock				Notes
					Additional	Deferred	Receivable
	Class A		Class A		Paid-in	Stock	from
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders

	(Dollars in thousands, except per share data)
Balance sheet as of December 31, 2000	97,569,419	$975	(42,000,000)	$(21,000)	$141,341	$(4,310)	$(1,062)
Net loss	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	130,266	1	—	—	1,284	—	—
Issuance of Class A common stock in connection with the WirelessHome acquisition	1,649,324	16	—	—	12,089	—	—
Stock options and warrants assumed in connection with the WirelessHome acquisition	—	—	—	—	665	(323)	—
Common stock redemption related to WirelessHome acquisition	—	—	(107,396)	(400)	—	—	—
Stock price protection contingent consideration related to the WirelessHome acquisition	—	—	—	—	2,519	—	—
Deferred stock compensation related to WirelessHome acquisition	558,950	6	—	—	2,198	(2,204)	—
Compensation expense in connection with employees’ stock forward sale agreements	—	—	—	—	191	(191)	—
Exercise of stock options	1,328,782	14	—	—	726	—	—
Other deferred stock compensation	88,760	1	—	—	363	(532)	—
Reversal of deferred compensation in connection with termination employees	—	—	—	—	(1,750)	1,750	—
Amortization of deferred stock compensation	—	—	—	—	—	5,196	—
Unrealized gain on investments	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—
Note receivables from stockholders	—	—	—	—	—	—	144

Balance as of December 31, 2001	101,325,501	1,013	(42,107,396)	(21,400)	159,626	(614)	(918)
Net loss	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	247,556	2	—	—	575	—	—
Issuance of Class A common stock in connection with Proxim, Inc. acquisition	59,506,503	595	—	—	132,700	—	—
Stock options and warrants assumed in connection with Proxim, Inc. acquisition	—	—	—	—	25,294	—	—
Issuance of Class A common stock in connection with nBand Communications acquisition	180,144	2	—	—	448	—	—
Issuance of Series A preferred stock warrants	—	—	—	—	13,993	—	—
Deemed Series A Preferred Stock dividend	—	—	—	—	2,740	—	—
Accretion of Series A Preferred Stock redemption obligations	—	—	—	—	(1,046)	—	—
Common Stock repurchase related to stock forward sale agreements	—	—	(78,138)	(185)	(433)	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained
	Earnings	Other
	(Accumulated	Comprehensive		Comprehensive
	Deficit)	Income (Loss)	Total	Income (Loss)

	(Dollars in thousands, except per share data)
Balance sheet as of December 31, 2000	$6,068	$12	$122,024
Net loss	(25,598)	—	(25,598)	$(25,598)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	—	—	1,285
Issuance of Class A common stock in connection with the WirelessHome acquisition	—	—	12,105
Stock options and warrants assumed in connection with the WirelessHome acquisition	—	—	342
Common stock redemption related to WirelessHome acquisition	—	—	(400)
Stock price protection contingent consideration related to the WirelessHome acquisition	—	—	2,519
Deferred stock compensation related to WirelessHome acquisition	—	—	—
Compensation expense in connection with employees’ stock forward sale agreements	—	—	—
Exercise of stock options	—	—	740
Other deferred stock compensation	—	—	(168)
Reversal of deferred compensation in connection with termination employees	—	—	—
Amortization of deferred stock compensation	—	—	5,196
Unrealized gain on investments	—	63	63	63

Total comprehensive loss	—	—	—	$(25,535)

Note receivables from stockholders	—	—	144

Balance as of December 31, 2001	(19,530)	75	118,252
Net loss	(239,850)	—	(239,850)	$(239,850)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	—	—	577
Issuance of Class A common stock in connection with Proxim, Inc. acquisition	—	—	133,295
Stock options and warrants assumed in connection with Proxim, Inc. acquisition	—	—	25,294
Issuance of Class A common stock in connection with nBand Communications acquisition	—	—	450
Issuance of Series A preferred stock warrants	—	—	13,993
Deemed Series A Preferred Stock dividend	(2,740)	—	—
Accretion of Series A Preferred Stock redemption obligations	(1,890)	—	(2,936)
Common Stock repurchase related to stock forward sale agreements	—	—	(618)

PROXIM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Common Stock		Treasury Stock				Notes
					Additional	Deferred	Receivable
	Class A		Class A		Paid-in	Stock	from
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders

	(Dollars in thousands, except per share data)
Compensation expense in connection with employees’ stock forward sale agreements	—	—	—	—	241	(241)	—
Issuance of Class A Common Stock in connection with achievement of Card Access milestones	302,328	3	—	—	(3)	—	—
Issuance of Class A Common Stock in connection with achievement of WirelessHome milestones	83,330	1	—	—	36	—	—
Exercise of stock options	683,582	7	—	—	384	—	—
Amortization of deferred stock compensation	—	—	—	—	—	855	—
Unrealized gain on investments	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	20
Reversal of deferred tax asset recognized upon recapitalization and related tax election	—	—	—	—	1,275	—	—

Balance as of December 31, 2002	162,328,944	1,623	(42,185,534)	(21,585)	335,830	—	(898)
Net loss
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	283,382	3	—	—	200	—	—
Issuance of Class A common stock in connection with WirelessHome stock price protection contingent consideration	1,246,178	12	—	—	(12)	—	—
Accretion of Series A Preferred Stock redemption obligations	—	—	—	—	(2,865)	—	—
Beneficial conversion feature of convertible notes	—	—	—	—	5,565	—	—
Exercise of stock options	1,178,690	12	—	—	593	—	—
Unrealized gain on investments	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	187

Balance as of December 31, 2003	165,037,194	$1,650	(42,185,534)	$(21,585)	$339,311	$—	$(711)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained
	Earnings	Other
	(Accumulated	Comprehensive		Comprehensive
	Deficit)	Income (Loss)	Total	Income (Loss)

	(Dollars in thousands, except per share data)
Compensation expense in connection with employees’ stock forward sale agreements	—	—	—
Issuance of Class A Common Stock in connection with achievement of Card Access milestones	—	—	—
Issuance of Class A Common Stock in connection with achievement of WirelessHome milestones	—	—	37
Exercise of stock options	—	—	391
Amortization of deferred stock compensation	—	—	855
Unrealized gain on investments	—	232	232	232

Total comprehensive loss	—	—	—	$(239,618)

Repayment of notes receivable from stockholders	—	—	20
Reversal of deferred tax asset recognized upon recapitalizatio and related tax election	—	—	1,275

Balance as of December 31, 2002	(264,010)	307	51,267
Net loss	(127,440)		(127,440)	$(127,440)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	—	—	203
Issuance of Class A common stock in connection with WirelessHome stock price protection contingent consideration	—	—	—
Accretion of Series A Preferred Stock redemption obligations	(6,303)	—	(9,168)
Beneficial conversion feature of convertible notes	—	—	5,565
Exercise of stock options	—	—	605
Unrealized gain on investments	—	(307)	(307)	(307)

Total comprehensive loss	—	—	—	$(127,747)

Repayment of notes receivable from stockholders	—	—	187

Balance as of December 31, 2003	$(397,753)	$—	$(79,088)

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(127,440)	$(239,850)	$(25,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax assets	—	12,624	(6,211)
Depreciation and amortization	24,646	17,215	12,692
Impairment of goodwill and other intangible assets	—	129,108	4,331
Impairment of loan to officer	—	4,500	—
In-process research and development	—	16,100	—
Restructuring provision for excess and obsolete inventory	22,549	12,659	6,400
Provision for bad debts, sales returns and price protection	10,590	—	7,331
Bad debt expense	2,305	—	—
Restructuring charges (benefit)	(2,687)	43,177	1,816
Gain on disposal of short-term investments	(377)	—	—
Loss on early extinguishment of debt	22,200	—	—
Amortization of debt discount on convertible notes	300	469	—
Revaluation of common stock warrants	(400)	—	—
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable, net	3,679	5,775	(435)
Inventory, net	(5,689)	(11,188)	(8,957)
Restricted cash and other assets, current and non-current	1,908	(5,156)	2,433
Accounts payable and other accrued liabilities	(8,283)	(12,890)	(5,748)
Accrued royalties and interest	26,906	—	—
Payable to parent company	—	—	(35)

Net cash used in operating activities	(29,793)	(27,457)	(11,981)

Cash flows from investing activities:
Purchase of property and equipment	(2,912)	(3,556)	(4,812)
Purchase of an asset held for sale	(9,966)	—	—
Proceeds from repayment of loan to officer	500	—	(10,771)
Purchase of investment securities	—	—	25,659
Proceeds from sale of short-term investments, net	583	7,043	—
Proceeds from sale of asset held for sale, net	3,041		—
Net cash used in acquisitions	—	(51,454)	(12,666)

Net cash used in investing activities	(8,754)	(47,967)	(2,590)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(1,703)
Borrowings on capital lease obligations	1,605	—	—
Principal payments on capital lease obligations	(832)	—	—

	Year Ended December 31, 2002

	2003	2002	2001

	(In thousands)
Proceeds from repayments of notes receivable from stockholders	187	20	144
Proceeds from issuance of Series A preferred stock	—	41,000	—
Proceeds from issuance of convertible promissory notes	40,000	34,000	—
Issuance of common stock, net	808	1,005	1,988
Purchase of treasury stock	—	(618)	(400)

Net cash provided by financing activities	41,768	75,407	29

Net increase (decrease) in cash and cash equivalents	3,221	(17)	(14,542)
Cash and cash equivalents at beginning of year	16,535	16,552	31,094

Cash and cash equivalents at end of year	$19,756	$16,535	$16,552

Supplemental disclosures:
Cash paid (received) during the year for:
Income taxes	$(1,836)	$(7,935)	$2,038
Interest on capital lease obligations	$74	$—	$—
Non-cash transactions:
Inception of capital leases	$1,337	$—	$—
Issuance of common stock and stock options assumed in connection with business combinations	$—	$159,039	$12,061
Issuance of common stock in connection with WirelessHome stock price protection contingent consideration	$12	$—	$—
Accretion of Series A Preferred Stock redemption obligations	$9,168	$2,936	$—
Warrants issued in connection with Series A preferred stock	$—	$13,993	$—
Deemed preferred stock dividend	$—	$2,740	$—
Conversion of promissory notes into Series A preferred stock	$—	$34,000	$—
Accrued interest on convertible notes payable	$—	$469	$—
Beneficial conversion feature of convertible notes	$5,565	$—	$—

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

Liquidity and Significant Events

      Amended Exchangeable Promissory Notes. On July 22, 2003, the Company announced that Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates (collectively, the “Investors”) had agreed to collectively invest $30 million, and potentially up to $40 million, in the Company. On July 30, 2003, these Investors collectively invested $30 million, and the Company issued short-term secured exchangeable promissory notes bearing interest at 25% per annum pursuant to that certain securities purchase agreement dated July 22, 2003. On October 21, 2003, the Company amended and restated its securities purchase agreement (the “Amended Agreement”) with the Investors and its $30 million short-term secured promissory notes issued to these Investors on July 30, 2003. The amended and restated secured exchangeable promissory notes (the “Amended Notes”) will continue to bear interest at 25% per annum, subject to increase on an event of default or other events. The Amended Notes are due upon the earliest of:

•	the occurrence of an event of default, as defined in the Amended Notes, subject to election by the holders of at least a majority of the aggregate principal amount outstanding, except in the case of an event of default relating to bankruptcy or insolvency or similar proceedings;

•	any date upon which a holder of an Amended Note demands payment upon the occurrence of a change of control, as defined in the Amended Agreement; and

•	September 30, 2004.

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company agreed, subject to approval of its stockholders, to issue to the Investors warrants to purchase 18 million and 6 million shares of common stock at an exercise price of $1.46 and $1.53 per share, respectively (collectively, the “Series B Warrants”). The Investors also agreed to make available to the Company an additional $10 million, issuable in exchange for senior secured exchangeable promissory notes (the “New Notes”), at the Company’s election (the “Call Right”).

      At a special meeting of stockholders held on December 12, 2003, the Company’s stockholders approved the Company’s ability to issue to the Investors: (i) shares of the Company’s Series B Preferred Stock upon exercise of each Investor’s right to exchange the Amended Notes, plus accrued but unpaid interest, as well as upon each Investor’s exercise of the right to exchange any New Notes that the Company may issue to the Investors, plus accrued but unpaid interest; and (ii) the Series B Warrants. Following the receipt of stockholder approval, the Company issued the Series B Warrants to the Investors on December 12, 2003. In accordance with the terms of the Amended Agreement, the Company exercised its Call Right and on December 19, 2003, the Company issued the New Notes to the Investors in exchange for an additional investment of $10 million.

      Upon the occurrence of an event of default or change of control occurs or if the Investors decide not to exchange the Amended Notes for Series B Preferred Stock, the Company may be required to repay the Amended Notes upon the earlier of demand by the Investors or the September 30, 2004 maturity date. If the Company were required to repay the Amended Notes, the Company would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, the Company would most likely have insufficient cash to repay the Amended Notes, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

      Amended Credit Facility. The Company amended and restated its secured financing agreements with Silicon Valley Bank in June and July 2003 and then further amended these agreements in October 2003. The financial covenant requiring the Company to maintain cash and cash equivalents of an amount not less than $8 million, as amended, was reduced to $4 million. As amended, the events of default also include any judgment, restraining order, injunction, any material adverse development in connection with the Company’s litigation with Symbol, or failure of the Company to advise Silicon Valley Bank of all material developments in this litigation. See Note 19 for further description of the amended credit facility.

      Litigation with Symbol. On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of the Company’s products infringe two of Symbol’s patents and

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessed a 6% royalty on the revenue of relevant products. While the actual amount of past royalties due has not been finally determined, the Company recorded an accrual for estimated past royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003 and an accrual for estimated royalties payable of $1.0 million and $87,000 for interest during the fourth quarter of 2003. The Company has not been enjoined from continued sales of these products. The Company will continue to evaluate and review its estimate of the royalties and interest payable from time to time for any indications that could require it to change its assumptions relating to the amount already recorded. On November 24, 2003, the District Court conducted a one-day bench trial on the Company’s equitable defenses not addressed by the jury. The District Court has not reached a decision on the equitable defenses.

      With respect to the jury verdict in the Company’s litigation with Symbol, as described above, the Company does not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings. The Company intends to continue vigorously defending itself in Symbol’s lawsuit against the Company and to consider all available options after the conclusion of all matters before the court.

      If the proceedings before the court in the Company’s litigation with Symbol are not decided in the Company’s favor, the Company would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe on two of Symbol’s patents and additional royalties in connection with future sales of these products, or the Company would be required to post a bond in order to appeal the court’s decision. Any additional adverse ruling or judgment in this litigation that requires the Company to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to the Company, triggers an event of default under the Amended Notes. Upon such occurrence, the Investors would have the ability to require the Company to repay the Amended Notes. In addition, any judgment, restraining order, injunction or any material adverse development in this litigation triggers an event of default under the Silicon Valley Bank credit facility. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts.

      The Company has incurred substantial losses and negative cash flows from operations during the years ended December 31, 2003, 2002 and 2001, and had an accumulated deficit of $397.8 million as of December 31, 2003. If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the Amended Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, it would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, it would most likely have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Risks and Uncertainties

      The Company depends on single or limited source suppliers for several key components used in the Company’s WLAN products. The Company depends on single sources for proprietary application specific integrated circuits, or ASICs, and assembled circuit boards for these products. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. The Company does not have any long-term arrangements with any suppliers.

      The Company relies on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects the Company to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The consolidated financial statements include the accounts of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations as of and for the years ended December 31, 2003, 2002 and 2001 include the results of acquired subsidiaries from their respective dates of acquisition. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimate

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

Derivative Financial Instruments

      The Company accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company’s derivatives comprise warrants issued to investors in connection with the issuance of financing and equity instruments. The term of the warrants is seven years. During the year ended December 31, 2003, the Company recorded in other income, gains on derivatives of approximately $0.4 million.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financial Instruments

      In addition to cash equivalents and marketable securities, the Company’s financial instruments include restricted cash and long-term investments, which are carried at cost. Restricted cash and long-term investments represent funds held at financial institutions as collateral on an irrevocable standby letter of credit and as a security deposit for lease agreements.

Equity Investments

      Equity investments, representing ownership of less than 20% of the investee in which the Company does not have the ability to exert significant influence, are accounted for using the cost method. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the statement of operations.

Inventories

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, less provisions made for excess and obsolete inventory based on management’s estimates.

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

Revenue Recognition

      Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. A provision for estimated future sales return and warranty costs is recorded at the time revenue is recognized. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is deferred until shipment to end customers by the distributors.

      Effective June 29, 2002, the Company began to recognize sales of its wireless wide area network, or WWAN, products to distributors with rights of return upon shipment by the distributors to the end user customer. Prior to June 29, 2002, the Company recognized revenue for sales of all WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of product returns at the time that revenue was recognized. The combination of the changes resulting from the acquisition of the ORiNOCO business and the adoption of one uniform method is consistent with the Company’s plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology is treated as a change in estimate, and was made on a prospective basis, starting in the third quarter of 2002.

      Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

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

      The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, applying a fair-value based test. Examples of such events or circumstances include:

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

•	the testing for recoverability under of a significant asset group within a reporting unit; and

•	recognition of goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net loss available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock plus potential dilutive shares. Potential dilutive shares consist of convertible preferred stock, stock options and warrants, using the treasury stock method based on the average stock price for the period. The calculation of diluted net loss per share excludes potential dilutive shares if the effect is antidilutive.

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

Stock-Based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Bases Compensation — Transition and Disclosure.”

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Fair Value Disclosure Under SFAS No. 123 and 148

      In accordance with SFAS No. 148, “Accounting for Stock-based Compensation, Transition and Disclosure,” the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

      The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during 2003, 2002 and 2001 was $0.89, $2.02 and $6.06 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during 2003, 2002 and 2001 was $0.67, $1.85 and $2.86 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      The following weighted average assumptions are included in the estimated grant date fair value calculations for its stock option and purchase awards:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.77%	3.10%	4.00%
Average expected life of option	2.7 years	2.5 years	4.0 years
Dividend yield	0%	0%	0%
Volatility of common stock	1.39	1.66	1.43

      Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net loss attributable to common stockholders as reported	$(133,743)	$(244,480)	$(25,598)
Add: Stock-based compensation expense included in reported net loss	—	855	5,196
Less: Stock-based compensation expense determined under fair value method	(9,163)	(16,211)	(24,267)

Pro forma net loss attributable to common stockholders	$(142,906)	$(259,836)	$(44,669)

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(1.10)	$(2.33)	$(0.44)

Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(1.17)	$(2.47)	$(0.78)

      The pro forma effect on net loss and net loss per share for 2003, 2002 and 2001 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income” requires that companies report comprehensive income (loss) and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has the following two items that comprise comprehensive income (loss): (1) net income (loss); and (2) unrealized gain (loss) on investments.

Segment Reporting

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies report separately in the financial statements certain financial and descriptive information about operating segments’ profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about revenue and assets by geographic areas and about major customers. The Company’s products are grouped into two segments: wireless wide area network, or WWAN, and wireless local area network, or WLAN.

Note 3 — Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 beginning on January 1, 2003. SFAS No. 146 is applied prospectively upon adoption.

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of adoption. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or “the Staff”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. As the primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the FAQ related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, the adoption of this bulletin during the year ended December 31, 2003 did not have any material impact on the Company’s consolidated financial statements.

Note 4 — Business Combinations

Acquisition of the 802.11 WLAN Systems Business of Agere Systems, Inc.

      On August 5, 2002, the Company completed its acquisition of the 802.11 WLAN systems business of Agere, including its ORiNOCO product line, for $65.0 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock (Note 16) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed Preferred Stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to Common stockholders. The remaining $34.0 million was in the form of convertible notes. Upon the receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and warrants to purchase approximately 5.6 million shares of Common Stock valued at approximately $1.6 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share, valued at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 28% of Proxim’s outstanding common stock on an as-converted and as-exercised basis including dividends as of October 22, 2003. In addition, in connection with the transaction, the Company entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to the Company at specified prices. Total consideration of $70.0 million for the acquisition comprised of $65.0 million in cash and transaction costs of approximately $5.0 million.

      The purpose of the acquisition was to gain key technology and establish a leadership position in the broadband wireless access systems market.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$175,254

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill and other intangible assets related to the acquisition of Ubiquity totaled $6.8 million. In March 2001, the Company recorded an impairment of the Ubiquity goodwill and other intangible assets of $4.3 million as a result of closing the Ubiquity operations. The amount of the charge equals the unamortized amount of these intangible assets as of the date of closure of the Ubiquity operations as no future benefit is anticipated, since Ubiquity was replaced by WirelessHome as the developer of point-to-multipoint systems. The Ubiquity intangible asset of $229,000 was amortized on a straight-line basis over its estimated useful life of three years, or $76,000, per year.

Pro Forma Financial Information

      The following table represents unaudited pro forma financial information for the year ended December 31, 2002 and December 31, 2001 had Proxim Corporation (formerly Western Multiplex Corporation), WirelessHome, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been combined as of January 1, 2001. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, WirelessHome, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been a combined company during the specified periods. The pro forma results include the effects of the amortization of identifiable intangible assets and goodwill and adjustments to the income tax provision or benefits and accretion of Preferred Stock. The pro forma combined results for the year ended December 31, 2002 exclude the $4.5 million, $1.2 million and $10.4 million charges for acquired in-process technology from Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere, respectively, because they are non-recurring amounts (in thousands except share data):

	Year Ended December 31,

	2002	2001

	(Unaudited)
Revenue	$206,053	$343,290
Net loss attributable to common stockholders	$(262,630)	$(110,948)
Basic and diluted net loss per share attributable to common stockholders	$(2.21)	$(1.01)

Shares used to compute basic and diluted net loss per share	119,030	110,203

Supplemental Cash Flow Data

      The Company paid cash of $51.5 million in connection with its business combinations with Proxim, Inc., nBand and the 802.11 wireless LAN systems business of Agere in the year ended December 31, 2002, described below (in thousands):

Purchase price	$246,454
Common stock issued	(159,039)
Accrued transactions costs	—
Cash paid	87,415
Less: cash acquired	(35,961)

Net cash used in business combinations	$51,454

Note 5 — Goodwill and Other Intangible Assets

      In December 2002, due to the significant decline in forecasted revenue and cash flows, the Company made a complete assessment of the carrying value of all goodwill and other intangibles assets in accordance

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with SFAS No. 142. The Company first determined the fair value of its equity to be less than the carrying value of goodwill. As such, an impairment charge was recognizable in accordance with SFAS No. 142 as of December 31, 2002. The Company then quantified the goodwill impairment as the amount by which the carrying amount of the asset exceeded the estimated fair value of goodwill. The carrying value of goodwill determined by the discounted cash flow method, totaling $138.8 million as of December 31, 2002, exceeded the estimated fair value of $9.7 million, resulting in a charge for the impairment of goodwill of $129.1 million, which was recorded in December 2002.

      In December 2003, the Company performed its annual impairment test of goodwill and determined that no impairment charge was required.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$35,901
Goodwill acquired during the year	102,933
Impairment charge	(129,108)

Balance as of December 31, 2002	$9,726

      Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	December 31,

	2003	2002

Acquired intangible assets, net:
WirelessHome and other	$—	$136
Proxim, Inc.	18,810	27,068
802.11 WLAN systems business	21,523	34,722

Total intangible assets, net	$40,333	$61,926

      Acquired intangible assets by categories as of December 31, 2003 consist of the following (in thousands):

	Gross
	Carrying	Accumulated
	Amounts	Amortization

Amortized intangible assets:
Core Technology	$26,531	$8,718
Developed Technology	29,036	19,063
Customer Relationships	8,995	4,247
Patents	3,439	1,549

Total	$68,001	$33,577

Unamortized intangible assets:
Tradename	$5,909

      Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill pushed down from the 1995 acquisition of the Company by GTI totaled $22.0 million. Prior to January 1, 2002, this goodwill was amortized on a straight-line basis over its estimated useful life of 30 years, or $0.7 million per year. As a result of the Company’s adoption of SFAS No. 142, as of January 1, 2002, the Company no longer amortizes goodwill. Goodwill related to the acquisition of WirelessHome totaled $24.7 million. Prior to December 31, 2001 this goodwill was amortized on a straight-line basis over its estimated useful life of 5 years.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company expects amortization expense of intangible assets to be $17.9 million in fiscal 2004, $8.7 million in fiscal 2005, $5.9 million in fiscal 2006, and $1.9 million in fiscal 2007, at which time intangible assets will be fully amortized assuming no future impairments of those intangible assets or additions as a result of acquisitions.

      The following table presents the impact of SFAS No. 142 on net loss as if the standard had been in effect for the year ended December 31, 2001 (in thousands, except per share data):

Net loss as reported	$(25,598)
Add: goodwill amortization	4,371
workforce amortization	383

Adjusted net loss	$(20,844)

Basic and diluted net loss per share as reported	$(0.44)
Add: goodwill amortization	0.08
workforce amortization	—

Adjusted basic and diluted net loss per share as reported	$(0.36)

Note 6 — Purchased In-Process Research and Development

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions underlying the valuation for the Company’s purchase transactions completed during the year ended December 31, 2002 and 2001 (in thousands):

		Estimated Cost	Risk-Adjusted
		to Complete	Discount Rate for
		Technology at	In-Process Research
	Year	Time of Acquisition	and Development

802.11 WLAN systems business	2002	$1,322	50.0%
Proxim, Inc.	2002	$2,387	30.0%
WirelessHome	2001	$1,425	35.0%

      The discount rates reflect the risk of the respective technology and are representative of the implied transaction rates.

      The Company does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost saving associated with the transactions. The Company expected that products incorporating the acquired technology will be completed and begin to generate cash flows between six to nine months after integration. Actual results have been consistent in all material respects, with its assumptions at the effective time of the transactions.

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

Note 7 — Balance Sheet Components

	December 31,

	2003	2002

	(In thousands)
Investments:
Time deposits	$1,254	$2,489
Equity investment in a wireless company listed in Canada	—	513

	1,254	3,002
Less: long-term restricted portion	(1,254)	(2,489)

Current portion	$—	$513

Accounts receivable, net:
Gross accounts receivable	$34,345	$52,750
Less: Deferred revenue	(10,599)	(14,715)
Allowances for bad debts, sales returns and Price protection	(9,785)	(7,500)

	$13,961	$30,535

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	(In thousands)
Inventory, net:
Raw materials	$6,915	$37,472
Work-in-process	1,408	5,820
Finished goods	10,011	17,523
Consignment inventories	6,677	8,829

	25,011	69,644
Less: reserve for excess and obsolete inventory	(5,072)	(32,845)

	$19,939	$36,799

Property and equipment, net:
Computer and test equipment	$11,427	$18,102
Furniture and fixtures	194	890
Leased assets	2,942	—
Leasehold improvements	438	265

	15,001	19,257
Less: accumulated depreciation	(7,479)	(9,147)

	$7,522	$10,110

Intangible assets, net:
Core technology	$26,531	$26,531
Developed technology	29,036	29,036
Customer relationships	8,995	8,995
Tradename	5,909	5,909
Patents	3,439	3,439

	73,910	73,910
Less: Accumulated amortization	(33,577)	(11,984)

	$40,333	$61,926

Other accrued liabilities:
Restructuring accruals, current portion	$7,144	$3,871
Accrued interest on convertible promissory note	3,247	—
Accrued unconditional project commitments	1,284	1,509
Accrued compensation	3,402	3,921
Accrued warranty costs	1,395	2,041
Other accrued liabilities	4,332	5,575

	$20,804	$16,917

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the movements in allowance for bad debt, sales returns and discounts and product warranty costs during the year ended December 31, 2003 (in thousands):

	Allowance for Bad	Product
	Debt, Sales Returns	Warranty
	and Discounts	Costs

Balance as of December 31, 2002	$7,500	$2,041
Additional provision	10,590	207
Settlements made during the period	(8,305)	(853)

Balance as of December 31, 2003	$9,785	$1,395

      Property and equipment includes $2.9 million of computer equipment under capital leases at December 31, 2003. Accumulated amortization of assets under capital leases totaled $215,000.

Note 8 — Impairment of Loan to Officer

      The Company had guaranteed up to $5 million of obligations of an officer of the Company, with respect to a margin loan with an investment bank that he established prior to 2001. On October 15, 2002, the investment bank called the Company’s guaranty of $5 million. The Company continues to seek repayment from the former officer under a Reimbursement and Security Agreement. In this regard, in January 2003, the former officer made a cash payment of $0.5 million to the Company. The Company assessed the recoverability of the remaining balance of the loan with respect to the former officer’s current financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This impairment charge does not constitute forgiveness of the former officer’s indebtedness to the Company. Future payments by the former officer under the Reimbursement and Security Agreement will be recorded as income in the period cash is received.

Note 9 — Revenue Information and Concentration of Credit Risks

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

	Year Ended December 31,

Product Line	2003	2002	2001

WWAN product revenue	$74,658	$83,799	$105,730
WLAN product revenue	67,808	60,861	—
WLAN license revenue	6,000	—	—

Total revenue	$148,466	$144,660	$105,730

      The Company sells its products worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in two geographic regions: North America and International. Revenue outside of the North America consists primarily of export sales denominated in United States dollars.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregated financial information regarding the Company’s revenue by geographic region is as follows (in thousands):

	Year Ended December 31,

Geographical Region	2003	2002	2001

North America product revenue	$82,023	$89,890	$80,038
North America license revenue	6,000	—	—
International product revenue	60,443	54,770	25,692

Total revenue	$148,466	$144,660	$105,730

      The following table summarizes each customer, which accounted for more than 10% of the Company’s total revenue each year:

	Year Ended
	December 31,

	2003	2002	2001

Tech Data Corporation	13.9%	*	*
Comstor	*	23.0%	29.4%
Somera Communications, Inc.	*	*	11.4%
Tessco Technologies	*	*	10.5%

*	Customer accounted for less than 10% of total revenue in the respective fiscal year.

      As of December 31, 2003 and 2002, approximately 57% and 40% of accounts receivable, respectively, were concentrated with ten customers.

Note 10 — Restructuring Provision for Excess and Obsolete Inventory

      During the year ended December 31, 2003, the Company recorded a $22.5 million provision for excess and obsolete inventory as part of the Company’s restructuring activities. To mitigate the component supply constraints that have existed in the past, the Company had built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

      Due to these factors, inventory levels exceeded the Company’s requirements based on current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The following is a summary of the movements in the reserve for excess and obsolete inventory during the year ended December 31, 2003 (in thousands):

Balance as of December 31, 2002	$32,845
Additional reserve for excess and obsolete inventory	22,549
Inventory scrapped	(50,322)

Balance as of December 31, 2003	$5,072

Note 11 — Restructuring Charges (Benefit) for Severance and Excess Facilities

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

      During the year ended December 31, 2002, the Company recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges include $40.8 million of cash provisions, which include severance of $7.4 million for 194 employees, $33.1 million for future lease commitments, net of estimated future sublease receipts, and exit costs related to the closure of four facilities and $0.3 related to consulting fees. The charge also includes $2.4 million of non-cash provisions related to fixed assets that will no longer be used at the facilities. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual costs for closures of facilities could exceed the original estimate of $33.1 million.

      During the year ended December 31, 2003, the Company recorded restructuring charges of $7.3 million, consisting of $24.8 million of cash provisions and $3.3 million of non-cash provisions for abandoned property and equipment, partially offset by a $20.8 million net reversal of restructuring accruals. The $24.8 million of cash provisions consisted of $12.7 million of operating lease commitments, less estimated future sublease receipts, and exit costs of certain closed facilities, $9.1 million of severance payments for 111 employees, $0.6 million of consulting fees, and $2.4 million of project commitments. The $20.8 million net reversal of restructuring accruals represented the reversal of $27.8 million of previously recorded lease obligation restructuring reserves, partially offset by the write-down of fair value of an asset held for sale of $6.9 million. The Company reversed a total of $27.8 million of restructuring reserves, of which $26.8 million related to buying, terminating and selling the leased property in Sunnyvale, California during the fourth quarter of 2003. The Company reversed an additional $1.0 million of previously recorded restructuring reserves related to another building lease in Sunnyvale as a result of a reduction of the lease commitments agreed to with the lessor.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activities during the years ended December 31, 2002 and 2003 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2001	$198	$52	$—	$180	$430
Reclassifications among categories	—	180	—	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	7,395	33,080	—	2,702	43,177
Non-cash charges utilized	—	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	—	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	—	30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	$3,620	$11,584	$—	$600	$15,804

      The restructuring related asset and reserves were presented on the balance sheet as follows (in thousands):

	December 31,

	2003	2002

Restructuring accruals
Current	$7,144	$3,871
Long-term	8,660	26,579

Net restructuring accruals	$15,804	$30,450

Note 12 — Loss on Early Extinguishment of Debt

      As fully described in Note 1 to the consolidated financial statements, upon stockholders’ approval in December 2003, the Notes of $30 million were modified as they now include (1) warrants to purchase 24 million shares of common stock; and (2) a right to convert to Series B preferred stock at the option of the investors. The Company determined under Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” that the modification was made with substantially different terms and a debt extinguishment resulted. Accordingly, the December Note instrument was recorded at fair value and that amount was used to determine the debt extinguishment loss to be recognized and the effective rate of the new instrument. The warrants were also recorded at fair value (See Note 17 to the consolidated financial statements for details). A loss on debt extinguishment of $22.2 million was recorded in the fourth quarter of 2003.

Note 13 — Income Taxes

      The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

      The components of the provision (benefit) for income taxes for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Years Ended December 31,

	2003	2002	2001

Current
Federal	$—	$—	$—
State	—	—	13

	—	—	13
Deferred
Federal	—	2,067	(2,854)
State	—	1,157	(1,255)

	—	3,224	(4,109)
	$—	$3,224	$(4,096)

      The provision for income taxes differs from the amounts, which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Provision at federal statutory rate of 35%	$(44,604)	$(82,819)	$(10,393)
State income taxes, net of federal benefits	110	(12,069)	(242)
Goodwill impairment and amortization of intangible assets	—	36,860	3,148
Amortization of deferred stock compensation	—	299	1,819
In-process research and development	—	5,635	2,240
Change in valuation allowance	44,179	52,695	—
Research and development tax credits	—	(500)	(850)
Other	315	3,123	182

Total provision for taxes	$—	$3,224	$(4,096)

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the net deferred tax asset are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Inventory reserve	$2,066	$13,383
Goodwill and other intangibles assets	8,830	25,580
Restructuring reserve	6,963	12,407
Accrued royalties	10,961	—
Other reserves and accruals	9,805	9,361
Net operating losses	87,131	20,846
Research and development credit and other credits	9,023	9,023

Gross deferred tax asset	134,779	90,600
Valuation allowance	(134,779)	(90,600)

Net deferred tax asset	$—	$—

      As of December 31, 2003, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $235 million and $70 million, respectively. If not utilized, these net operating loss carryfowards will begin to expire at various dates between 2006 and 2023. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $5.1 million and $3.8 million, respectively. If not utilized the federal tax credit carryforwards will begin to expire in 2012. The Company has a valuation allowance of approximately $127 million as of December 31, 2003 for deferred tax assets because of uncertainty regarding their realization.

      Deferred tax assets of approximately $15.7 million as of December 31, 2003 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision.

      The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests.

Note 14 — Loss Per Share Attributable to Common Stockholders

      Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2003, 2002 and 2001 (in thousands except share data):

	Year Ended December 31,

	2003	2002	2001

Net loss attributable to common stockholders	$(133,743)	$(244,480)	$(25,598)
Weighted average common shares
Outstanding	121,662	105,119	57,559

Net loss per share — basic and diluted	$(1.10)	$(2.33)	$(0.44)

      For the years ended December 31, 2003, 2002 and 2001, basic net loss per share under SFAS No. 128 was computed using the weighted average number of shares outstanding during the period. Diluted net loss per

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share was determined in the same manner as basic earnings per share except that the number of shares was increased assuming dilutive stock options and warrants using the treasury stock method. For the years ended December 31, 2003, 2002 and 2001, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive. For the years ended December 31, 2003, 2002 and 2001 options to purchase 28,238,078, 30,367,748 and 10,258,659 shares of common stock were excluded from the diluted net loss per share calculations. For the years ended December 31, 2003 and 2002 warrants to purchase 38,922,655 and 13,842,655 shares of common stock were excluded from the diluted net loss per share calculations.

Note 15 — Convertible Notes

      As of December 31, 2003, the Company had outstanding Convertible Notes of $40 million. Convertible Notes of $10 million, which were issued on December 19, 2003, rank senior to the Convertible Notes of $30 million originally issued on July 30, 2003. The Company may be required to repay the Notes, plus accrued and unpaid interest, in the event its note holders do not exchange for mandatorily redeemable Convertible Series B preferred stock (“Series B preferred stock”). Such repayment would be required on September 30, 2004, the maturity date of the Notes, or upon an event of default or change in control, whichever is earlier.

      The holders of Convertible Notes have various rights and preferences as follows:

Conversion Right and Liquidation Preference

      At the option of the note holders, the Notes can be exchanged for shares of the Company’s Series B preferred stock with an aggregate initial liquidation preference equal to the principal amount of the exchanged indebtedness, plus accrued but unpaid interest, at the conversion price of $100 per share.

Put Rights

      In the event of change in control, 150% of the accrued value of the Convertible Notes, with a cap of $10 million on the accrued interest portion of the Notes, will be immediately due and payable.

Interest

      The Convertible Notes bear interest at 25% per annum. After the maturity date, the interest rate will increase to 30% per annum.

      The Company reserved 540,000 shares of Series B preferred stock for the conversion of the Notes as of December 31, 2003.

Note 16 — Mandatorily Redeemable Convertible Preferred Stock

      As of December 31, 2003, Mandatorily Redeemable Convertible Preferred Stock, Series A (“Series A Preferred Stock”), consisted of the following:

				Total Number of
				Shares of
				Common Stock
		Issued and	Liquidation	Issuable Upon
	Authorized	Outstanding	Preference	Conversion

Series A	3,000,000	3,000,000	$81,120,000	39,590,044

      In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75 million in the Company. These investors received 1,640,000 shares of

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors (Note 3) were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock value at $1.7 million. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share value at $14.0 million. The Series A Preferred Stock and warrants issued to the investors represent approximately 20% of the Company’s outstanding Common Stock on an as-converted and as-exercised basis as of December 31, 2003.

      In summary, the issuance of Series A Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded through December 31, 2003 as follows (in thousands):

			Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	9,168	(2,865)	(6,303)

Balance as of December 31, 2003	$—	$73,580	$12,822	$(10,933)

      The holders of Series A Preferred Stock have various rights and preferences as follows:

      Voting. For so long as Warburg Pincus owns at least 25% of its shares of Series A Preferred Stock or the Common Stock issuable on conversion of its Series A Preferred Stock and exercise of its warrants, Warburg Pincus will have the right to nominate for election one member of the Company’s board of directors, who will sit on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market.

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Redemption. In August 2007, the Company will be required to redeem all outstanding shares of Series A Preferred Stock, if any, for cash equal to their liquidation preference, which bears interest at 8% per annum, compounded semi-annually, for three years, plus accrued and unpaid dividends.

      Dividends. From August 2005 through August 2007, shares of Series A Preferred Stock will be entitled to cumulative dividends equal to 8% of their liquidation preference per year, payable, at the Company’s election, in cash or shares of the Company’s Common Stock valued at the then-market price;

      Liquidation. Each share of Series A Preferred Stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8% per annum, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event the Company undertakes a business combination or other extraordinary transaction, or the Company are liquidated or dissolved.

      Conversion. In the event of a change of control of the Company, the Company will have the right to convert the Series A Preferred Stock into Common Stock if upon such conversion the holders of Series A Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, the Company may either repurchase modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or change the Series A Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a of control that occurs prior to August 2005, the liquidation preference will increase as necessary to provide for three years of accretion.

      Holders of Series A Preferred Stock have rights to acquire additional shares of the Company’s capital stock or rights to purchase property in the event of certain grants, issuance or sales.

      The conversion price of the Series A Preferred Stock, which initially was approximately $3.06 per share, is subject to customary weighted average anti-dilution adjustments and other customary adjustments.

Note 17 — Stockholders’ Equity (Deficit)

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

      On March 26, 2002 the Company acquired Proxim, Inc. for 59,506,503 shares of Class A Common Stock.

      As of December 31, 2003, the Company had 165,037,194 shares of Class A Common Stock issued and outstanding and 42,185,534 shares of Class A treasury stock.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

			Total Number
			of Shares
	Warrants for		Issuable Upon
	Class A	Exercise Price	Exercise of
	Common Stock	per Share	Warrants

Balance at December 31, 2001	29,162	$ 9.61 – $14.01	29,162
Issuance of warrants in connection with merger with Proxim, Inc.	2,228,881	$ 6.85 – $13.23	2,228,881
Issuance of warrants in connection with financing arrangements	12,271,345	$3.06	12,271,345
Warrants expired	(686,733)	$11.91 – $13.23	(686,733)

Balance at December 31, 2002	13,842,655	—	13,842,655
Issuance of warrants in connection with licensing and distribution agreement	1,080,000	$2.34	1,080,000
Issuance of warrants in connection with financing arrangements	18,000,000	$1.46	18,000,000
Issuance of warrants in connection with the financing arrangement	6,000,000	$1.53	6,000,000

Balance at December 31, 2003	38,922,655	—	38,922,655

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

      In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company issued 12,271,345 warrants to Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of approximately $3.06 per share. The Company has estimated the fair value of the warrants using the Black-Scholes option valuation model totaling $14.0 million. The warrants will expire on August 5, 2007.

      In connection with a three-year licensing and distribution agreement entered into with Motorola, Inc. on September 8, 2003, the Company issued to Motorola a fully vested warrant to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $2.34 per share. This warrant will expire on September 8, 2008. The Company has estimated the fair value of the warrant using the Black-Scholes option valuation model at $2.1 million. The fair value of the warrant will be amortized on a straight-line basis over the three-

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year term of the commercial arrangement with Motorola with periodic charges against revenue effective beginning in the quarter ending April 1, 2004.

      The following assumptions were applied when estimating the fair value of the warrants issued in the year ended December 31, 2002 and 2003 using the Black-Scholes option pricing model:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Risk-free interest rate	2.34%	3.21%
Expected life of option	5 years	5 years
Dividend yield	0%	0%
Volatility of common stock	118%	114%

      In connection with additional investments made by Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities during the year ended December 31, 2003, the Company issued to these investors warrants to purchase 18 million and 6 million shares of the Company’s common stock at an exercise price of $1.46 per share and $1.53 per share, respectively (see Note 1 and 15). These warrants were valued by the Company with the assistance of an independent valuation consulting firm at $22.2 million at December 12, 2003 and $21.8 million at December 31, 2003. The fair value of the warrants are recorded as long-term liability, as the warrant holders are entitled to require the Company to purchase the warrants for cash upon the occurrence of a change in control event. The fair value of the warrants will be subject to revaluation adjustments at the end of each reporting period, until they are exercised or expired, whichever is earlier. The resulting gain or loss will be recorded as other income or expense in the corresponding reporting period. These warrants will expire on December 15, 2010.

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

      As part of the WirelessHome acquisition, the Company assumed certain vested and unvested options that when exercised would result in approximately 14,400 and 113,000 shares of common stock outstanding, respectively. These options have an average exercise price of $3.01 per share of the Company’s common stock. The unvested options resulted in additional deferred compensation of $0.3 million recorded as of the date of acquisition, which is amortized over the remaining vesting period using the accelerated method.

      During the year ended December 31, 2001, the Company reversed approximately $1.8 million of deferred stock compensation previously recorded due to cancellations of unexercised stock options.

      During the year ended December 31, 2003, as a result of WirelessHome meeting the development milestones, the Company released and issued 558,950 shares to individuals who were directly involved in the

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of the development milestones and accordingly recorded $2.2 million of stock compensation expense. As of December 31, 2003, all deferred stock compensation was amortized.

Employee’s Stock Forward Sale Agreements

      On December 20, 2001 the Company entered into stock forward sale agreements with certain employees. Under these agreements the Company bought back 78,138 shares at $7.91 in March 2002. The Company recorded the difference between the stock price on December 20, 2001, $5.45 and the guaranteed price per share of $7.91 as stock compensation expense for a total of $192,000 in the fourth quarter of 2001. The Company recorded the difference between the stock price on March 25, 2002, $2.37 and the stock price on December 20, 2001, $5.45 as stock compensation expense for a total of $241,000 in 2002.

Stock Option Plans

      Employee Stock Purchase Plan. In June 2000, the Company adopted the Western Multiplex Corporation Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. An annual increase in shares reserved will occur on the first day of each of the Company’s fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 as defined in the ESPP. As of December 31, 2003, 1.75 million shares of Class A common stock was reserved for issuance under the ESPP.

      In August 2000, subsequent to the completion of the Company’s initial public offering, the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was August 1, 2000. The following table summarizes the Company’s issuances of shares to employees participating in the ESPP:

		Price Per	Total
Date	Shares	Share	Purchase Price

January 31, 2001	123,025	$10.20	$1,254,855
July 31, 2001	7,241	$4.80	$34,757
January 31, 2002	56,511	$2.52	$142,408
July 31, 2002	191,045	$2.18	$416,478
January 31, 2003	183,964	$0.71	$131,350
July 31, 2003	99,418	$0.72	$71,830

      1999 Stock Incentive Plan. In November 1999, the Company adopted the Western Multiplex Corporation 1999 Stock Incentive Plan (the “1999 Plan”) for key employees, officers, directors, and consultants. The Company has reserved for issuance 13.5 million shares of Class A common stock under the 1999 Plan. The types of awards that may be made under the 1999 Plan are incentive stock options, non-qualified options, stock appreciation rights, and other stock-based awards.

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

      Ubiquity Communication Plans. In connection with the acquisition of Ubiquity Communication, Inc. on March 24, 2000, the Company assumed the obligations under Ubiquity Communication’s equity incentive plans (“Ubiquity Plans”). As a result, all options granted under the Ubiquity Plans became options to purchase shares of the Company’s common stock. As of March 24, 2000, the Company assumed 137,727

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options that had been granted under these plans. As of March 29, 2002, the Company had no options outstanding under the Ubiquity Plans.

      Platinum IP Stock Incentive Plan. In connection with the acquisition of WirelessHome on March 22, 2001, the Company assumed obligations under WirelessHome’s Platinum IP Stock Incentive Plan (“WirelessHome Plan”). As a result, all options granted under the WirelessHome Plan became options to purchase shares of the Company’s common stock. As of March 22, 2001, the Company assumed certain vested and unvested options that when exercised would result in approximately 14,400 and 113,000 shares of common stock outstanding. As a result of WirelessHome meeting the development milestones, in the fourth quarter of 2001 the Company issued 75,380 options, which were previously held in escrow to employees who were directly involved in the completion of the development milestones.

      Proxim, Inc. Stock Incentive Plans. In connection with the acquisition of Proxim, Inc. on March 26, 2002, the Company assumed obligations under Proxim, Inc. Stock Incentive Plan (“Proxim Plan”). As a result, all options granted under the Proxim Plan became options to purchase shares of the Company’s common stock. As of March 26, 2002, the Company assumed certain vested and unvested options that when exercised would result in approximately 8,679,657 and 7,294,702 shares of common stock outstanding.

      2002 Nonstatutory Merger Stock Option Plan. In March 2002, the Company established the 2002 Nonstatutory Merger Stock Option Plan, or the 2002 Plan, and reserved 7.0 million shares of Class A Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. The 2002 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 36-month period.

      2002 Acquisition Stock Option Plan. In August 2002, the Company established the 2002 Acquisition Stock Option Plan, or the 2002 Acquisition Plan, and reserved 5.0 million shares of Class A Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. The 2002 Acquisition Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 36-month period.

      2000 Stock Option Plan for Non-Employee Directors. In June 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors. The Company has reserved for issuance a maximum of 1,500,000 shares of common stock pursuant to the grant of non-qualified stock options to newly elected members of the board of directors who are not employees of our Company.

      The exercise price of any option granted under this plan is the per share fair market value of the Company’s common stock on the date the option is granted except with respect to the initial grants made as of June 8, 2000 for which the exercise price is $8.50. An individual who becomes a director will receive an initial grant of an option to purchase 50,000 shares of the Company’s common stock, which option will be immediately vested upon grant as to one-third of the shares subject to the option. The option will then become vested as to one-third of the shares on each of the first and second anniversaries of the date of the initial grant, so long as the director continues to serve on the Company’s board of directors on each vesting date. In addition, so long as a director continues to serve on the Company’s board of directors, the director will receive an additional option to purchase 25,000 shares, the terms of which will be the same as those described above, on the date of each annual meeting of the Company’s stockholders.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock options activity under all the Plans:

		Options Outstanding

			Weighted
			Average
	Options	Number of	Exercise
	Available	Shares	Price

Balance at December 31, 2000	4,687,999	7,433,728	$4.53
Authorized	3,185,998	—	—
Granted	(5,832,825)	5,832,825	6.55
Exercised	—	(1,328,772)	0.56
Cancelled	1,679,122	(1,679,122)	5.92

Balance at December 31, 2001	3,720,294	10,258,659	5.91
Authorized	38,744,226	—	—
Granted	(26,788,631)	26,788,631	4.46
Exercised	—	(683,582)	0.57
Cancelled	5,994,446	(5,995,960)	6.22

Balance at December 31, 2002	21,670,335	30,367,748	4.63
Authorized	—	—
Granted	(8,809,236)	8,809,236	1.20
Exercised	—	(1,178,690)	0.51
Cancelled	9,727,548	(9,760,216)	5.26

Balance at December 31, 2003	22,588,647	28,238,078	$3.51

      As part of the merger with Proxim, Inc., the Company assumed certain vested and unvested options that when converted would result in approximately 8.7 million and 7.3 million shares of common stock outstanding. These options have a weighted average exercise price of $5.75 per share. Additionally, approximately 10.8 million shares were available under Proxim, Inc. plans.

      The following table summarizes options outstanding and options exercisable at December 31, 2003 under all the Plans:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(In Years)	Price	Shares	Price

$ .50 – $ 1.42	6,266,904	8.9	$0.86	1,185,514	$0.78
$ 1.44 – $ 2.60	9,993,039	8.8	$2.26	4,810,540	$2.54
$ 2.75 – $ 3.56	6,720,503	7.0	$3.41	6,113,681	$3.40
$ 3.70 – $10.0	3,899,206	6.7	$7.22	3,668,119	$7.37
$10.20 – $29.11	1,358,426	6.6	$14.85	1,341,096	$14.90

$ .50 – $29.11	28,238,078	8.0	$3.51	17,118,950	$4.73

Note 18 — Commitments and Contingencies

      The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and requiring payment of property taxes, insurance, maintenance and

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilities. Future minimum lease payments under non-cancelable operating leases at December 31, 2003 were as follows (in thousands):

Year ending December 31:
2004	$7,854
2005	7,741
2006	6,708
2007	6,372
2008	6,436
Thereafter	4,434

Total minimum lease payments	$39,545

      Total rental expenses related to these operating leases were $5.2 million, $9.2 million and $3.7 million for 2003, 2002 and 2001, respectively.

      During the years ended December 31, 2003 and 2002, the Company recorded restructuring charges totaling $18.1 million, representing committed future lease payments for closed facilities, net of estimated future sublease receipts and reversal of previously recorded provisions (see Note 10).

Note 19 — Credit Facilities

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

      Under the Amended A/R Financing Agreement, the Lender may agree to accept for collection through a lockbox arrangement up to $20.0 million in accounts receivable from the Company, and in return the Company will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to certain borrowing restrictions on international accounts and the discretion of the Lender. After collection of a receivable, the Lender will refund to the Company the difference between the amount collected and the amount initially advanced to the Company, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, the Company must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. The Company must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 31, 2004. No borrowings were outstanding under the Amended A/R Financing Agreement as of December 31, 2003.

      Obligations under the amended A/R Financing Agreement are secured by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company’s obligations to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003 and amended in October 2003. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business. Under the Amended A/R Financing Agreement, the events of default also include any judgment, restraining order, injunction or any material adverse development in connection with the Company’s litigation with Symbol Technologies before the U.S. District Court for the District of Delaware (see Note 19). Under the Amended A/R Financing Agreement, the financial covenants require the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If the Company fails to meet this requirement, the Company may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender.

      In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a direct leasing or sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement and through a direct leasing arrangement during the third and fourth quarters of 2003. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets capitalized in connection with this agreement as of December 31, 2003 was $2.1 million. Future minimum lease payments under noncancellable capital leases at December 31, 2003 were as follows (in thousands):

Year ending December 31:
2004	1,257
2005	901
2006	32

Total minimum lease payments	2,190
Less: amounts representing interest	80

Present value of future minimum lease payments	2,110
Less: current portion	1,176

Capital lease obligations, long-term portion	$934

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

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Subsequent to the purchase, the Company placed the property on the market for sale. On October 22, 2003, the Company entered into an agreement to sell the property for $3.5 million. As of September 26, 2003, the property was recorded as an asset held for sale of $3.0 million, representing its estimated net realizable value. On December 30, 2003, the Company consummated the sale and received $3.0 million cash proceeds, net of broker commissions, property repairs and closing costs.

Note 20 — Legal Proceedings

      Proxim, Inc.’s involvement in patent litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the company. In addition, this litigation, if determined adversely to the Company, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect the Company’s business, financial condition and operating results and cash flows.

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

      On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of the Company’s products infringes two of Symbol’s patents and assessed a 6% royalty on the Company’s sales of these products from January 1, 1995. Accordingly, the Company recorded an accrual for estimated past royalties payable of $22.9 million and $2.9 million for interest during the third quarter of 2003. The Company has not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. In November 2003, the court conducted a bench trial on the Company’s remaining equitable defenses not addressed by the jury and proceedings in the case continue. The Company will continue to evaluate and review the Company’s estimate of the royalties and interest payable from time to time for any indications that could require the Company to change its assumptions relating to the amount already recorded. In addition, the Company does not incur any immediate financial obligation to Symbol as a result of this verdict, pending completion of related proceedings.

      On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, Proxim, Inc. and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company. The two companies have also entered into a product supply agreement defining the terms under which the Company

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be able to purchase 802.11 products that utilize Intersil’s chipsets. During the first quarter of 2003, the Company recorded $6 million as licensing revenue and $3 million of legal expense as final settlement of outstanding legal fees and expenses related to the terminated patent litigation.

      On March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or the Company are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. Discovery continues and a trial setting conference is scheduled for May 4, 2004.

      On February 10, 2004, the Company received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of the Company’s products. The complaint alleges, among other things, that the Company sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to the Company, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on March 5, 2004, Active’s net claim is approximately $3.4 million. This case is in its earliest stages, as discovery has not yet commenced and a trial date has not been established. The Company intends to defend ourselves vigorously against this lawsuit.

      The Company is a party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for the Company’s products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company has recorded reserves related to these disputes to the extent that management believes appropriate and intends to defend ourselves vigorously against these claims.

      The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, the Company could be required to pay damages and other expenses, and, in the case of litigation related to patents or other intellectual property rights, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition or operating results.

      In particular, if the proceedings before the court in the Company’s litigation with Symbol are not decided in the Company’s favor, the Company would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or the Company would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires the Company to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to the Company, triggers an event of default under the Notes issued to Warburg Pincus and affiliates of Broadview Capital. Upon such occurrence, the Investors would have

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ability to require the Company to repay the Notes. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts.

      If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, the Company would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, the Company would most likely have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and seek protection under applicable bankruptcy laws.

Note 21 — Employee Benefit Plan

      The Company adopted an Employees’ Investment 401(k) Plan that covers all employees and provides that the Company match employees’ salary deferrals up to 4% of eligible employee compensation. The amounts charged to continuing operations were $952,000, $936,000 and $795,000 in 2003, 2002 and 2001, respectively.

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

Item 9A.	Controls and Procedures

      As of the end of the reporting period, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

      In addition, we reviewed our internal controls and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal control over financial reporting, during the last fiscal quarter.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors & Executive Officers

      The following information as of March 5, 2004 is provided with respect to each or our directors.

Class I Directors (Term Expiring in 2004)

      Franco Plastina, Age 41. Mr. Plastina has served as our President and CEO since May 2003 and was elected Chairman of the Board in December 2003. From March 2003 to April 2003, Mr. Plastina served as Executive in Residence for Warburg Pincus. Previously, Mr. Plastina was with Nortel Networks for 15 years and most recently was President, Metro & Enterprise Networks at Nortel Networks. Mr. Plastina joined Nortel Networks in 1987 and held a number of key executive positions, including President of Wireless and Core Networks, President of Carrier Networks, Vice President and COO of Internet and Service Provider Networks, Vice President of Business Development for Carrier Packet Solutions, and Vice President of Global Mergers and Acquisitions. Prior to joining Nortel Networks, Mr. Plastina was with the Toronto office of PriceWaterhouseCoopers. Mr. Plastina received a Bachelor of Commerce degree from the University of Toronto in 1985 and a Chartered Accountant designation in 1987 from the Canadian Institute of Chartered Accountants.

      Kenneth E. Westrick, Age 46. Mr. Westrick has served as a member of our Board of Directors since March 2002. From 1997 to 2001, Mr. Westrick served as President and Chief Executive Officer of New Focus, Inc., a supplier of fiber optic components. Prior to 1997, Mr. Westrick spent nine years at Cornerstone Imaging, Inc., where he held positions including Senior Vice President, General Manager of the Display Division and Managing Director of Europe. Mr. Westrick received an M.B.A. from Stanford University and a B.A. from Northwestern University.

      Michael P. Ressner, Age 55. Mr. Ressner has served as a member of our Board of Directors since December 2003. Since January 2003, Mr. Ressner has been an Adjunct Professor of Applied Financial Management at North Carolina State University. From January 2001 to December 2002, Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, Mr. Ressner served as Vice President of Finance of Nortel Networks Enterprise Solutions group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, Mr. Ressner held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves as a member of the board of directors for the following public companies: Entrust Inc., Magellan Health Services and Riverstone Networks. Mr. Ressner received a B.B.A. in Marketing and an M.B.A. in Finance both from the University of Wisconsin.

Class II Directors (Term Expiring in 2005)

      Lorenzo A. Bettino, Age 43. Mr. Bettino has served as a member of our Board of Directors since October 2002. Since September 2001, Mr. Bettino has been a Managing Director of Warburg Pincus & Co. From 1996 to 2001, Mr. Bettino was a founding partner at Baker Capital, a private equity firm. From 1989 to 1996, Mr. Bettino was a partner with Dillon Read Venture Capital, where he focused on technology and data communications investments. An experienced engineer, Mr. Bettino held a series of positions at International Business Machines Corporation prior to 1989. Mr. Bettino serves as a director of SS8 Networks, Inc., a telecommunications software provider, and as a director of Elematics, Inc., an optical data communications software provider. Mr. Bettino received an M.B.A. from Harvard Business School and a B.S. in Electrical Engineering in electrical engineering from Rensselaer Polytechnic Institute.

      Steven D. Brooks, Age 51. Mr. Brooks has served as a member of our Board of Directors since July 2003. Mr. Brooks has been a general partner of Broadview Capital Partners, a private equity firm, since February 1999. From September 1997 to February 1999, Mr. Brooks was a managing director of Donaldson, Lufkin & Jenrette Securities Corporation, an investment-banking firm. From 1996 to 1997, Mr. Brooks was a private investor and a consultant to technology companies. From 1994 to 1997, Mr. Brooks served as Managing Director and Head of Global Technology Investment Banking at the Union Bank of Switzerland Securities, LLC. Mr. Brooks serves as a director of Cogent Communications Inc., Pharsight Corporation, and VERITAS Software Corporation. Mr. Brooks received a B.A. degree from Yale College and a J.D. degree from the University of Virginia Law School.

      Merle L. Gilmore, Age 56. Mr. Gilmore has served as a member of our Board of Directors since March 2002. Since August 2001, Mr. Gilmore has been an industrial partner with Ripplewood Investments LLC, a private equity firm. Since May 2001, he has also been Chairman of the Board of D&M Holdings Inc., the parent company of Japan-based premium audio, video and home theater brands Denon and Marantz. Mr. Gilmore spent 30 years at Motorola, Inc. prior to retiring in 2000, and during this time he held several executive positions in Motorola’s telecommunications businesses. Mr. Gilmore also led Motorola’s acquisition of General Instruments and was President of Europe, Middle East and Africa. Mr. Gilmore received an M.S.E.E. from Florida Atlantic University and a B.S.E.E. from the University of Illinois.

Class III Directors (Term Expiring 2006)

      Jeffrey A. Harris, Age 48. Mr. Harris has served as a member of our Board of Directors since July 2003. Since April 1983, Mr. Harris has been a Member and Managing Director, Warburg Pincus LLC and a partner of Warburg Pincus & Co. Mr. Harris serves as a director of Spinnaker Exploration Co. Mr. Harris received a B.S. in Economics from Wharton School, University of Pennsylvania and an M.B.A. from Harvard Business School.

      Jeffrey D. Saper, Age 55. Mr. Saper has served as a member of our Board of Directors since March 2002. From December 1997 to March 2002, Mr. Saper served as a director of Proxim, Inc. and from February 1997 to March 2002, Mr. Saper served as Proxim, Inc.’s Secretary. Mr. Saper has been a corporate partner in the firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, since 1980 and is currently also a member of the firm’s Executive Management Committee and Policy Committee. Mr. Saper received a J.D. and a B.A., both from New York University.

      Joseph R. Wright, Jr., Age 65. Mr. Wright has served as a member of our Board of Directors since March 2002. Since August 2001, Mr. Wright has also served as President and Chief Executive Officer of PanAmSat, Corp., one of the world’s largest providers of global satellite-based communications services. Mr. Wright is Vice Chairman of Terremark Worldwide, Inc., a developer and operator of network access points (NAP’s) in the United States and Brazil. Previously, he served as Chairman and Director of GRC International, a public company providing advanced IT, Internet and software technologies to government and commercial customers. Mr. Wright also served as deputy director and director of the Federal Office of Management and Budget and a member of the President’s Cabinet during the Reagan Administration from 1982 to 1989 and, from 1981 to 1982, as Deputy Secretary of Commerce. Mr. Wright held positions as President of two Citibank subsidiaries and as a partner of Booz Allen & Hamilton, Inc. Mr. Wright also serves on the board of directors of the following public companies: Fairmarket, Inc., an excess inventory solutions provider; Titan Corporation, an information and communications solutions provider for national security; and Verso Technologies, Inc., a next generation communications solutions provider. Mr. Wright received an M.I.A. from Yale University and a B.S. in Professional Engineering from the Colorado School of Mines.

      Information required by this item with respect to our executive officers is included in Part I, Item I above under the caption, “Executive Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with the exception of one late filing of Form 4 for each of Stephen Brooks, Jeffrey Harris, Merle Gilmore, Jeffrey Saper, Kenneth Westrick and Joseph Wright and two late filings of Form 4 for Lorenzo Bettino, all due to administrative error of the Company.

Identification of Audit Committee

      Proxim has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of our audit committee are Merle L. Gilmore, Michael P. Ressner and Joseph R. Wright, Jr., with Mr. Ressner serving as Chairman of the committee. Our board of directors has determined that each member of our audit committee is “independent” as that term is defined in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Audit Committee Financial Expert

      Our board of directors has determined that Mr. Ressner qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K and is “independent” as that term is defined in Nasdaq Marketplace Rule 4200(a)(15).

Code of Ethics

      Proxim has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is filed as an exhibit to this annual report on Form 10-K. Proxim intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission disclosing such information or by posting such information on our website, at the address specified above, within the period required by Item 10 of Form 8-K and, as applicable, the listing standards of the Nasdaq National Market.

Item 11.	Executive Compensation

      The following table sets forth information regarding executive compensation for services rendered during our fiscal years ended December 31, 2003, 2002 and 2001 by the Company’s chief executive officer, the Company’s former chief executive officer during part of fiscal year 2003 and our other four most highly compensated executive officers who were serving as executive officers as of December 31, 2003 and whose salary and bonus for our last fiscal year exceeded $100,000, and two individuals who would have been included in this list of our most highly compensated executive officers but for the fact that neither such individual was serving as an executive officer as of December 31, 2003. These eight individuals constitute the group referred to elsewhere in this proxy statement as the Named Executive Officers. The compensation summarized in the following table does not include perquisites or other personal benefits that do not in the aggregate exceed the lesser of $50,000 or 10% of the Named Executive Officer’s salary and bonus.

Summary Compensation Table

					Long-Term
					Compensation
					Awards
	Annual Compensation
					Securities
	Fiscal			Other Annual	Underlying	All Other
Name and Principle Position	Year	Salary	Bonus	Compensation	Options(#)	Compensation

Franco Plastina(1)	2003	309,615	—	—	3,000,000	—
Chairman of the Board, President	2002	—	—	—	—	—
and Chief Executive Officer	2001	—	—	—	—	—
Deborah Ablahat-Cipriano(2)	2003	106,154	—	—	500,000	—
Senior Vice President	2002	—	—	—	—	—
Sales & Marketing	2001	—	—	—	—	—
Ihab Abu-Hakima(3)	2003	225,000	72,640	—	50,000	—
Senior Vice President,	2002	223,269	81,135	—	300,000	—
Corporate Development	2001	181,692	130,597	—	50,000	—
Kevin J. Duffy(4)	2003	211,077	—	—	200,000	—
Senior Vice President,	2002	130,769	—	—	325,000	—
Product Development	2001	—	—	—	—	—
David E. Olson(5)	2003	145,385	—	—	300,000	—
Senior Vice President,	2002	—	—	—	—	—
Operations & Services	2001	—	—	—	—	—
Jonathan N. Zakin(6)	2003	321,154	—	—	—	—
Former Chairman of the Board	2002	500,000	—	—	1,000,000	—
and Chief Executive Officer	2001	257,830	275,521	—	900,000	—

						Long-Term
						Compensation
						Awards
	Annual Compensation
						Securities
	Fiscal			Other Annual		Underlying	All Other
Name and Principle Position	Year	Salary	Bonus	Compensation		Options(#)	Compensation

Keith E. Glover(7)	2003	186,153	—	—		—	96,462	(8)
Former Chief Financial Officer	2002	145,154	—	—		150,000	—
and Executive Vice President	2001	—	—	—		—	—
Amir Zoufonoun(9)	2003	173,269	95,836	879,931	(10)	—	160,876	(11)
Former Executive Vice President,	2002	256,923	—	546,223	(12)	500,000	—
WAN Strategy and Business	2001	228,725	189,283	3,168,173	(13)	100,000	—
Development

(1)	Mr. Plastina was appointed President and Chief Executive Officer of the Company in May 2003.

(2)	Ms. Ablahat-Cipriano joined the Company in July 2003 and was appointed to Senior Vice President, Sales and Marketing in September 2003.

(3)	Mr. Abu-Hakima was appointed to Senior Vice President, Corporate Development of the Company in September 2003.

(4)	Mr. Duffy was appointed to Senior Vice President, Product Development of the Company in September 2003.

(5)	Mr. Olson joined the Company in April 2003 and was appointed to Senior Vice President, Operations and Services in September 2003.

(6)	Mr. Zakin tendered his resignation from the Company as Chief Executive Officer effective May 2003.

(7)	Mr. Glover tendered his resignation from the Company as Chief Financial Officer and Executive Vice President in August 2003.

(8)	This amount represents severance payments of $54,154 in connection with Mr. Glover’s resignation as Chief Financial Officer and Personal Time Off accrual payout of $42,308.

(9)	Mr. Zoufonoun tendered his resignation from the Company as Executive Vice President, WAN Strategy and Business Development effective August 2003.

(10)	This amount represents automobile allowances paid of $5,492 and gains on the sales of shares acquired upon exercise of nonqualified stock options of $874,439.

(11)	This amount represents severance payments of $91,731 in connection with Mr. Zoufonoun’s resignation as Executive Vice President, WAN Strategy and Business Development and Personal Time Off accrual payout of $69,145.

(12)	This amount represents automobile allowances paid of $8,400 and gains on the sale of shares acquired upon exercise of nonqualified stock options of $537,823.

(13)	This amount represents automobile allowances paid of $8,400 and gains on the sale of shares acquired upon exercise of nonqualified stock options of $3,159,733.

      The following table provides information regarding stock options granted to the Named Executive Officers during our fiscal year ended December 31, 2003.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(1)
	Options	Employees	Price
Name	Granted	During 2003	$(/Share)	Expiration Date	5%	10%

Franco Plastina	3,000,000	36.96%	0.68	5/1/2013	1,282,945	3,251,235
Deborah Ablahat-Cipriano	500,000	6.16%	1.28	8/20/2013	402,493	1,019,995
Ihab Abu-Hakima	50,000	0.62%	1.81	9/4/2013	56,915	144,234
Kevin J. Duffy	200,000	2.46%	1.81	9/4/2013	227,660	576,935
David E. Olson	250,000	3.08%	0.68	5/1/2013	106,912	270,936
	50,000	0.62%	1.81	9/4/2013	56,915	144,234
Jonathan N. Zakin	—	—	—	—	—	—
Keith E. Glover	—	—	—	—	—	—
Amir Zoufonoun	—	—	—	—	—	—

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciated are mandated by the rules of the SEC. The actual value, if any, that an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance the value realized by an executive officer will be at or near the assumed 5% or 10% levels.

      The following table sets forth information regarding the exercise of stock options by the Named Executive Officers and year-end option values as of December 31, 2003.

Aggregate Option Exercises and Fiscal Year-End Option Values

					Value of Unexercised
			Number of Unexercised		In-The-Money Options
	Shares		Options at Year-End(#)		at Year-End($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Franco Plastina	—	—	—	3,000,000	—	2,970,000
Deborah Ablahat-Cipriano	—	—	—	500,000	—	195,000
Ihab Abu-Hakima	—	—	560,004	199,996	—	—
Kevin J. Duffy	—	—	150,003	374,997	6,250	12,500
David E. Olson	—	—	—	300,000	—	247,500
Jonathan N. Zakin	—	—	1,900,000	—	—	—
Keith E. Glover	—	—	—	1,349,893	—	19,361
Amir Zoufonoun	794,450	874,439	—	—	—	—

(1)	Assumes that the value of unexercised options at fiscal year-end was $1.67 per share, the closing price of our common stock on the Nasdaq National Market on December 31, 2003.

Director Compensation

      For our fiscal year ended December 31, 2003 and for our fiscal year ending December 31, 2004, all non-employee directors of the Company were and will be paid as follows:

•	an annual retainer of $50,000 for serving on the Board of Directors, payable in cash on a quarterly basis;

•	an annual retainer of $10,000 for serving on the audit committee of the Board of Directors, payable in cash on a quarterly basis;

•	an annual retainer of $5,000 for serving on the compensation committee of the Board of Directors, payable in each instance in cash on a quarterly basis;

•	an annual retainer of $5,000 for serving on the governance and nominating committee of the Board of Directors, payable in each instance in cash on a quarterly basis;

•	a meeting fee of $2,500 for each meeting of the Board of Directors attended in person;

•	a meeting fee of $1,250 for each meeting of the Board of Directors attended via telephone or teleconference; and

•	a meeting fee of $1,200 for each meeting on any special committee of the Board of Directors attended via telephone or teleconference; and

      Currently, each non-employee director is entitled to receive an option to purchase 50,000 shares of our common stock under the Proxim Corporation 2000 Stock Option Plan for Non-Employee Directors (the “2000 Plan”) initially upon first becoming elected or appointed as a non-employee director. In addition, each non-employee director who continues to serve on our Board of Directors is entitled to receive an option to purchase 25,000 shares of our common stock under the 2000 Plan on the date of each annual meeting of our stockholders during such term of service. During our fiscal year ended December 31, 2003, we granted to directors options to purchase an aggregate of 275,000 shares of our common stock under the 2000 Plan.

EMPLOYMENT AGREEMENTS & CHANGE OF CONTROL AGREEMENTS

Employment Agreements

      Frank Plastina. In May of 2003, we entered into an agreement with Frank Plastina, appointing him as President and Chief Executive Officer of the Company and as member of the Board of Directors. Under the terms of the agreement, Mr. Plastina receives an annual base salary of $500,000, subject to annual increases at the discretion of the Board, and an annual bonus with a target amount for achieving certain objectives of not less than 100% of his base salary. Mr. Plastina also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.68. The options vest over three years and have a maximum term of ten years.

      The Company may terminate Mr. Plastina’s employment at any time and Mr. Plastina may terminate his employment upon 90 days’ prior written notice without good reason or upon 30 days’ prior written notice for good reason (“good reason” in each case as defined in the employment agreement). In the event his employment is terminated by the Company without good reason or he terminates his employment for good reason, he is entitled to receive the following benefits, reduced by the present value of any other cash severance benefits payable to Mr. Plastina under any other plans or programs of the Company:

•	Earned but unpaid base salary and target bonus, pro rated through the date of termination;

•	Reimbursement for certain business expenses properly incurred;

•	Any employee benefits to which he is entitled under the Company’s benefit plans;

•	Continued payment of base salary for the lesser of 12 months or the number of months he had been employed by the company (the “Severance Period”);

•	His annual bonus target amount, pro rated based on the number of months in the Severance Period in the event he has been employed less than one year;

•	Acceleration of all unvested options that would have vested during the Severance Period; and

•	Continued coverage under the Company’s medical insurance plans during the Severance Period at the same cost to him as was provided to him immediately prior to the date of termination.

      In the event the Company terminates Mr. Plastina’s employment without cause or he terminates his employment for good reason upon or within 13 months following a change of control (as defined in the employment agreement), Mr. Plastina’s severance benefits as described above shall be modified as follows:

•	The base salary and target bonus amounts described above shall be paid as a lump sum within 10 business days following termination;

•	The term “Severance Period” shall mean 12 months; and

•	All outstanding and unvested options shall vest and remain exercisable during the Severance Period.

      Mr. Plastina has agreed not to disclose any confidential information pertaining to the Company’s business and has agreed not to compete with the Company during his employment and for one year following termination of his employment.

      Deborah Ablahat-Cipriano. In July of 2003, we entered into an agreement with Deborah Ablahat-Cipriano, naming her Senior Vice President, Sales and Marketing of the Company. Under the terms of the agreement, Ms. Ablahat-Cipriano receives an annual base salary of $240,000, subject to annual increases at the discretion of the Board, and an annual bonus with a target amount for achieving certain objectives of not less than 60% of her base salary.

      The Company may terminate Ms. Ablahat-Cipriano’s employment at any time and Ms. Ablahat-Cipriano may terminate her employment upon 30 days’ prior written notice. In the event her employment is terminated by the Company without cause or she terminates her employment for good reason, she is entitled to receive the following benefits, reduced by the present value of any other cash severance benefits payable to Ms. Ablahat-Cipriano under any other plans or programs of the Company:

•	Earned but unpaid base salary and target bonus, pro rated through the date of termination;

•	Reimbursement for certain business expenses properly incurred;

•	Any employee benefits to which she is entitled under the Company’s benefit plans;

•	Continued payment of base salary for the lesser of 12 months or the number of months she had been employed by the company (the “Severance Period”);

•	Her annual bonus target amount, pro rated based on the number of months in the Severance Period in the event she has been employed less than one year;

•	Acceleration of all unvested options that would have vested during the Severance Period; and

•	Continued coverage under the Company’s medical insurance plans during the Severance Period at the same cost to her as was provided to her immediately prior to the date of termination.

      In the event the Company terminates Ms. Ablahat-Cipriano’s employment without cause or she terminates her employment for good reason upon or within 13 months following a change of control (as defined in the employment agreement), Ms. Ablahat-Cipriano’s severance benefits as described above shall be modified as follows:

•	The base salary and target bonus amounts described above shall be paid as a lump sum within 10 business days following termination;

•	The term “Severance Period” shall mean 12 months; and

•	All outstanding and unvested options shall vest and remain exercisable during the Severance Period.

      Ms. Ablahat-Cipriano has agreed not to disclose any confidential information pertaining to the Company’s business and has agreed not to compete with the Company during her employment and for one year following termination of her employment.

      Ihab Abu-Hakima. In March of 2002, we entered into an agreement with Ihab Abu-Hakima, naming him Senior Vice President, International Sales of the Company. In September of 2003, Mr. Abu-Hakima was

named Senior Vice President, Corporate Development. Mr. Abu-Hakima receives an annual base salary of $225,000, subject to annual increases at the discretion of the Board, and an annual bonus with a target amount for achieving certain objectives of not less than 56.5% of his base salary.

      The Company may terminate Mr. Abu-Hakima’s employment at any time and Mr. Abu-Hakima may terminate his employment upon 30 days’ prior written notice. In the event his employment is terminated by the Company without cause or he terminates his employment for good reason, he is entitled to receive the following benefits, reduced by the present value of any other cash severance benefits payable to Mr. Abu-Hakima under any other plans or programs of the Company:

•	Earned but unpaid base salary and target bonus, pro rated through the date of termination;

•	Reimbursement for certain business expenses properly incurred;

•	Any employee benefits to which he is entitled under the Company’s benefit plans;

•	Continued payment of base salary for the lesser of 12 months or the number of months he had been employed by the company (the “Severance Period”);

•	His annual bonus target amount, pro rated based on the number of months in the Severance Period in the event he has been employed less than one year;

•	Acceleration of all unvested options that would have vested during the Severance Period; and

•	Continued coverage under the Company’s medical insurance plans during the Severance Period at the same cost to him as was provided to him immediately prior to the date of termination.

      In the event the Company terminates Mr. Abu-Hakima’s employment without cause or he terminates his employment for good reason upon or within 13 months following a change of control (as defined in the employment agreement), Mr. Abu-Hakima’s severance benefits as described above shall be modified as follows:

•	The base salary and target bonus amounts described above shall be paid as a lump sum within 10 business days following termination;

•	The term “Severance Period” shall mean 12 months; and

•	All outstanding and unvested options shall vest and remain exercisable during the Severance Period.

      Mr. Abu-Hakima has agreed not to disclose any confidential information pertaining to the Company’s business and has agreed not to compete with the Company during his employment and for one year following termination of his employment.

      David E. Olson. In April of 2003, we entered into an agreement with David E. Olson, naming him Senior Vice President, Operations and Services of the Company. Under the terms of the agreement, Mr. Olson receives an annual base salary of $200,000, subject to annual increases at the discretion of the Board, and an annual bonus with a target amount for achieving certain objectives of not less than 60% of his base salary.

      The Company may terminate Mr. Olson’s employment at any time and Mr. Olson may terminate his employment upon 30 days’ prior written notice. In the event his employment is terminated by the Company without cause or he terminates his employment for good reason, he is entitled to receive the following benefits, reduced by the present value of any other cash severance benefits payable to Mr. Olson under any other plans or programs of the Company:

•	Earned but unpaid base salary and target bonus, pro rated through the date of termination;

•	Reimbursement for certain business expenses properly incurred;

•	Any employee benefits to which he is entitled under the Company’s benefit plans;

•	Continued payment of base salary for the lesser of 12 months or the number of months he had been employed by the company (the “Severance Period”);

•	His annual bonus target amount, pro rated based on the number of months in the Severance Period in the event he has been employed less than one year;

•	Acceleration of all unvested options that would have vested during the Severance Period; and

•	Continued coverage under the Company’s medical insurance plans during the Severance Period at the same cost to him as was provided to him immediately prior to the date of termination.

      In the event the Company terminates Mr. Olson’s employment without cause or he terminates his employment for good reason upon or within 13 months following a change of control (as defined in the employment agreement), Mr. Olson’s severance benefits as described above shall be modified as follows:

•	The base salary and target bonus amounts described above shall be paid as a lump sum within 10 business days following termination;

•	The term “Severance Period” shall mean 12 months; and

•	All outstanding and unvested options shall vest and remain exercisable during the Severance Period.

      Mr. Olson has agreed not to disclose any confidential information pertaining to the Company’s business and has agreed not to compete with the Company during his employment and for one year following termination of his employment.

      Kevin J. Duffy. In December of 2002, we entered into an agreement with Kevin J. Duffy, naming him Senior Vice President and General Manager of the Company. In September of 2003, Mr. Duffy was named Senior Vice President of Product Development. Under the terms of the agreement, Mr. Duffy receives an annual base salary of $200,000, subject to annual increases at the discretion of the Board, and an annual bonus with a target amount for achieving certain objectives of not less than 60% of his base salary.

      The Company may terminate Mr. Duffy’s employment at any time and Mr. Duffy may terminate his employment upon 30 days’ prior written notice. In the event his employment is terminated by the Company without cause or he terminates his employment for good reason, he is entitled to receive the following benefits, reduced by the present value of any other cash severance benefits payable to Mr. Duffy under any other plans or programs of the Company:

•	Earned but unpaid base salary and target bonus, pro rated through the date of termination;

•	Reimbursement for certain business expenses properly incurred;

•	Any employee benefits to which he is entitled under the Company’s benefit plans;

•	Continued payment of base salary for the lesser of 12 months or the number of months he had been employed by the company (the “Severance Period”);

•	His annual bonus target amount, pro rated based on the number of months in the Severance Period in the event he has been employed less than one year;

•	Acceleration of all unvested options that would have vested during the Severance Period; and

•	Continued coverage under the Company’s medical insurance plans during the Severance Period at the same cost to him as was provided to him immediately prior to the date of termination.

      In the event the Company terminates Mr. Duffy’s employment without cause or he terminates his employment for good reason upon or within 13 months following a change of control (as defined in the employment agreement), Mr. Duffy’s severance benefits as described above shall be modified as follows:

•	The base salary and target bonus amounts described above shall be paid as a lump sum within 10 business days following termination;

•	The term “Severance Period” shall mean 12 months; and

•	All outstanding and unvested options shall vest and remain exercisable during the Severance Period.

      Mr. Duffy has agreed not to disclose any confidential information pertaining to the Company’s business and has agreed not to compete with the Company during his employment and for one year following termination of his employment.

      Jonathan N. Zakin. In May 2001, we entered into an agreement with Jonathan N. Zakin, our former Chief Executive Officer and Chairman of our Board of Directors, to amend his employment agreement, dated as of October 1999. Pursuant to this amendment, Mr. Zakin became employed full-time, his annual base salary was increased from $50,000 to $500,000 and he became eligible to receive an incentive bonus equal to 75% of his annual base salary based on the achievement of performance targets established by our Board of Directors. Mr. Zakin also received options to purchase 900,000 shares of our common stock at an exercise price of $7.00 per share under the terms of the 1999 Plan. Upon the completion of the Merger and effective March 26, 2002, these 900,000 options vested and became fully exercisable.

      Under the terms of the agreement, the Company could terminate Mr. Zakin’s employment at any time for cause or upon 60 days’ written notice without cause, and Mr. Zakin could terminate his employment upon 60 days’ prior written notice. Mr. Zakin agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, he agreed not to compete with the Company during his employment and for one year following the termination of his employment.

      Amir Zoufonoun. In November of 1999 we entered into an agreement with Amir Zoufonoun, who was then serving as our President and Chief Operating Officer. In connection with the merger of Western Multiplex Corporation and Proxim Inc, Mr. Zoufonoun’s title and responsibilities as an employee of the Company changed and, from March 26, 2002 through the consummation of the ORiNOCO Acquisition on August 5, 2002, he served as our Executive Vice President, Technology. In August 2002, Mr. Zoufonoun’s title and responsibilities were modified and he became our Executive Vice President, WAN Strategy and Business Development. Mr. Zoufonoun’s annual base salary was $250,000 and provided that he was eligible to receive an annual incentive cash bonus of up to 60% of his base salary, based on his achievement of certain performance targets established by the Board of Directors.

      Under the terms of Mr. Zoufonoun’s employment agreement, the Company could terminate Mr. Zoufonoun’s employment at any time, and Mr. Zoufonoun could terminate his employment on 90 days’ prior written notice. On August 8, 2003, Mr. Zoufonoun resigned for good reason as defined in the employment agreement and we provided Mr. Zoufonoun the related severance benefits described below in the section entitled “Termination of Employment and Change-in-Control Arrangements.”

      Mr. Zoufonoun has agreed not to disclose any confidential information pertaining to the Company’s business. Furthermore, he has agreed not to compete with the Company during his employment and for one year following the termination of his employment.

Termination of Employment and Change-in-Control Arrangements

      Jonathan Zakin. In August of 2003, we entered into a severance agreement with Mr. Zakin pursuant to which the Company and Mr. Zakin agreed to the following:

•	Mr. Zakin’s service to the Company as an executive ended effective June 5, 2003;

•	During a transition period from June 5, 2003 until August 5, 2003, Mr. Zakin would serve as a non-executive employee and Chairman of the Board of Directors of the Company and would continue to receive his base salary and employee benefits;

•	Mr. Zakin’s termination was without cause;

•	Mr. Zakin would resign from all positions with the Company effective August 5, 2003.

•	All options under Mr. Zakin’s stock option agreement would be fully vested and would be exercisable for a period of one year from August 5, 2003; and

•	Mr. Zakin would be entitled to reimbursement for reasonable business expenses properly incurred prior to August 5, 2003.

      Keith E. Glover. On October 17, 2003, Keith Glover, the Company’s Executive Vice President and Chief Financial Officer until August 2003, terminated his employment in all remaining capacities with the Company. Under the terms of the Company’s change of control and severance agreement with Mr. Glover, he is entitled to receive:

•	Cash payments equal to 100% of his annual compensation (as defined in the agreement) paid over the 12 months following termination;

•	Company-provided health, dental, vision and life insurance at the same level of coverage as was provided to him immediately prior to termination for a period of 12 months following termination;

•	Acceleration of all unvested options to purchase shares of the Company’s common stock exercisable for a period of one year from the date of termination and the lapse of any repurchase right the Company may have with respect to stock held by him; and

•	Six months of outplacement assistance, not to exceed a cost of $10,000.

      In connection with the resignation by Mr. Glover, options to purchase 93,894 shares of our common stock held by Mr. Glover on the date his employment terminated, vested and became fully exercisable.

      Amir Zoufonoun. On August 8th, 2003, Amir Zoufonoun, the Company’s former Executive Vice President of WAN Strategy and Business Development resigned from the Company. Under the terms of the Company’s employment agreement with Mr. Zoufonoun, he is entitled to receive:

•	Cash payments equal to his base salary paid and pro-rated bonus, if any, over the 12 months following termination;

•	Company-provided health, dental, vision and life insurance for a period of 12 months following termination;

Compensation Committee Interlocks and Insider Participation

      Messrs. Gilmore and Westrick served as members of the compensation committee of our board of directors from January 1, 2003 through December 31, 2003. Former director Michael J. Boskin served as a member of the compensation committee from January 1, 2003 until his resignation from our board of directors on March 5, 2003. Mr. Harris served as a member of the compensation committee from September 4, 2003 through December 31, 2003. Mr. Harris is a partner of Warburg Pincus & Co. and a member and managing director of Warburg Pincus LLC, affiliates of Warburg Pincus Private Equity VIII, L.P. Please refer to Item 13, “Certain Relationships and Related Transactions — Transactions with Management and Others — Recent Financing Activities” for additional information regarding Mr. Harris’ relationship with Warburg Pincus Private Equity VIII, L.P. and related transactions with Warburg Pincus Private Equity VIII, L.P. and other Investors. As of the date of this report, Mr. Harris is not serving as a member the compensation committee of our board of directors.

      During the year ended December 31, 2003:

•	none of the members of our compensation committee was an officer (or former officer) or employee of employer any of its subsidiaries;

•	none of the members of the compensation committee entered into (or agreed to enter into) any transaction or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeds $60,000;

•	none of the Company’s executive officers served on the compensation committee (or other board committee with similar functions or, if there was no such committee, the entire board of directors) of another entity where one of that entity’s officers served on the Company’s board of directors or as member of the compensation committee; and

•	none of the Company’s executive officers was a director of another entity where one of that entity’s officers served on the Company’s compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock and Series A preferred stock as of March 5, 2004 by (i) each stockholder that we know is the beneficial owner of more than 5% of the common stock and each beneficial owner of our Series A preferred stock, (ii) each executive officer of the Company named in the Summary Compensation Table in the section above entitled “Executive Compensation,” (iii) each director (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated below, the address for each listed 5% stockholder, director and executive officer is c/o Proxim Corporation, 935 Stewart Drive, Sunnyvale, California 94085.

      Beneficial ownership is determined in accordance with the rules of the SEC. Shares issuable upon exercise or exchange of outstanding convertible securities, including our Series A preferred stock, promissory notes and outstanding options and warrants are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to the table, we believe that the beneficial owners listed in this table, based on information provided by them, have sole voting and investment power over the number of shares listed opposite their names, subject to community property laws where applicable.

						Shares of our Common Stock
						on an As-Converted and
	Common Stock			Series A Preferred Stock		As-Exercised Basis

	Amount and		Percent of	Amount and	Percent of	Amount and	Percent of
	Nature of		Outstanding	Nature of	Outstanding	Nature of	Outstanding
Name and Address of	Beneficial		Shares of	Beneficial	Shares of	Beneficial	Shares of
Beneficial Owner	Ownership(1)		Class(2)	Ownership	Class	Ownership(3)	Class(4)

Warburg Pincus Private Equity VIII, L.P.	36,661,396	(5)	22.9	2,600,000	86.7	106,516,805	46.3
466 Lexington Avenue
New York, New York 10017
Broadview Capital Partners L.P.	682,466	(6)	1.0	48,400	1.2	1,982,853	1.6
950 Tower Lane 18th Floor
Foster City, California 94404
Broadview Capital Partners	4,939,137	(7)	3.9	350,280	11.7	14,350,274	10.4
Qualified Purchaser Fund L.P.
950 Tower Lane 18th Floor
Foster City, California 94404
Broadview Capital Partners	18,611	(8)	*	1,320	*	54,075	*
Affiliates Fund LLC
950 Tower Lane 18th Floor
Foster City, California 94404
Kopp Investment Advisor, Inc.(9)	21,746,177		17.6	—	—	21,746,177	17.6
7701 France Avenue South
Suite 500
Edina, Minnesota 55435
Franco Plastina(10)	1,000,000		*	—	—	1,000,000	*
Deborah Ablahat-Cipriano	—		—	—	—	—	*
Ihab Abu-Hakima(11)	614,170		*	—	—	614,170	*
Kevin J. Duffy(12)	208,311		*	—	—	208,311	*
David E. Olson(13)	83,336		*	—	—	83,336	*

					Shares of our Common Stock
					on an As-Converted and
	Common Stock		Series A Preferred Stock		As-Exercised Basis

	Amount and	Percent of	Amount and	Percent of	Amount and	Percent of
	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding
Name and Address of	Beneficial	Shares of	Beneficial	Shares of	Beneficial	Shares of
Beneficial Owner	Ownership(1)	Class(2)	Ownership	Class	Ownership(3)	Class(4)

Lorenzo A. Bettino(14)	41,668	*	—	—	41,668	*
Steven D. Brooks(15)	16,667	*	—	—	16,667	*
Merle L. Gilmore(16)	75,001	*	—	—	75,001	*
Jeffrey A. Harris(17)	16,667	*	—	—	16,667	*
Michael P. Ressner(18)	16,667	*	—	—	16,667	*
Jeffrey D. Saper(19)	214,253	*	—	—	214,253	*
Kenneth E. Westrick(20)	75,001	*	—	—	75,001	*
Joseph R. Wright, Jr.(21)	75,001	*	—	—	75,001	*
Jonathan N. Zakin(22)	6,393,645	5.1	—	—	6,393,645	5.1
Keith E. Glover(23)	1,479,893	1.2	—	—	1,479,893	1.2
Amir Zoufonoun	1,140,000	1.0	—	—	1,140,000	1.0
All executive officers and directors as a group (17 persons)(24)	11,450,280	8.9	—	—	11,450,280	8.9

*	Represents less than 1.0%

(1)	Amount of beneficial ownership includes accretion of the liquidation preference of our Series A preferred stock as of March 5, 2004 and antidilution adjustments to the Series A preferred stock and certain warrants for common stock in connection with the issuance of promissory notes.

(2)	Percentages for each person are based on 123,341,837 shares of common stock outstanding on March 5, 2004, plus the total number of outstanding options or warrants held by such person that are exercisable within 60 days of March 5, 2004.

(3)	Amount of beneficial ownership includes accretion of the liquidation preference of our Series A preferred stock as of March 5, 2004 and antidilution adjustments to the Series A preferred stock and certain warrants for common stock in connection with the issuance of promissory notes, plus the number of shares of common stock issuable upon conversion of shares of Series B preferred stock issuable upon exchange of outstanding promissory notes, including accrued but unpaid interest, as of March 5, 2004.

(4)	Percentages for each person are based on 123,341,837 shares of common stock outstanding on March 5, 2004, plus the number of shares of common stock which holders of our Series A preferred stock would have been entitled to receive upon conversion of the Series A preferred shares held by such person as of March 5, 2004, plus the number of shares of common stock which holders of our promissory notes would be entitled to receive upon exchange of the promissory notes held by such person as of March 5, 2004 (assuming conversion of the shares of Series B preferred stock issuable on exchange of the promissory notes), plus the total number of outstanding options or warrants held by such person that are exercisable within 60 days of March 5, 2004.

(5)	Constitutes 36,661,396 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 5, 2004. Warburg Pincus & Co. is the sole general partner of Warburg Pincus Private Equity VIII, LP. Warburg Pincus Private Equity VIII, LP is managed by Warburg Pincus LLC. The address of Warburg Pincus & Co. and Warburg Pincus LLC is 466 Lexington Avenue, New York, New York 10017.

(6)	Constitutes 682,466 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 5, 2004.

(7)	Constitutes 4,939,137 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 5, 2004.

(8)	Constitutes 18,611 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 5, 2004.

(9)	Based on the Schedule 13G/ A filed by such beneficial owner with the SEC on January 30, 2004 and reflects common stock beneficially held as of December 31, 2003, including 16,065,257 shares as to which Kopp Investment Advisors, Inc. has shared dispositive power, 5,000,000 shares as to which Kopp Investment Advisors, Inc. has sole dispositive power and 17,444,896 shares as to which Kopp Investment Advisors, Inc. has sole voting power.

(10)	Constitutes 1,000,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(11)	Constitutes 614,170 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(12)	Includes 197,919 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(13)	Constitutes 83,336 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(14)	Constitutes 41,668 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(15)	Constitutes 16,667 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(16)	Constitutes 75,001 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(17)	Constitutes 16,667 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(18)	Constitutes 16,667 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(19)	Includes 207,273 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(20)	Constitutes 75,001 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(21)	Constitutes 75,001 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(22)	Includes 1,900,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004 and 3,920,061 shares of common stock held in the name of Seaview Holdings, 303,235 shares of common stock in the name of Zakin 2002 Investment Trust and 270,349 shares of common stock in the name of Jonathan N. Zakin Revocable Trust.

(23)	Includes 1,349,893 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 5, 2004.

(24)	Includes 5,669,263 shares of common stock issuable upon the exercise of options held by all directors and executive officers exercisable within 60 days of March 5, 2004. Included in this group are the Named Executive Officers listed in the section below entitled “Summary Compensation Table” and current directors of the Company.

Item 13.	Certain Relationships and Related Transactions

      Except for the compensation agreements and other arrangements that are described under the sections above entitled “Director Compensation,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and the agreements and transactions described under the subsections below entitled “Transactions with Management and Others,” “Certain Business Relationships” and “Indebtedness of Management” there was not since the beginning of our fiscal year ended December 31, 2003, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, 5%

stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Transactions with Management and Others

      Recent Financing Activities. During 2003, Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates invested an aggregate of $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B preferred stock, and warrants to purchase an aggregate of 24 million shares of our common stock. Please refer to Part I, Item 1, “Business — Recent Financing Activities” for a detailed description of our recent transactions with these Investors, the terms of the Notes and warrants, including terms of conversion and exercise thereof, and our Amended Agreement with the Investors. Prior to the investment, Warburg Pincus Private Equity VIII, L.P. held approximately 87% of our Series A preferred stock, and Broadview Capital Partners L.P. and affiliates held approximately 13% of our Series A preferred stock.

      In connection with the investment and pursuant to the terms of the Amended Agreement, we appointed Jeffrey A. Harris and Steven D. Brooks as members of our board of directors effective as of July 30, 2003. In addition, Lorenzo A. Bettino has served as a member of our board of directors since September 2002. These directors may have an indirect financial interest in the investment as a result of positions held with the Investors. Messrs. Bettino and Harris are partners of Warburg Pincus & Co. and members and managing directors of Warburg Pincus LLC, affiliates of Warburg Pincus Private Equity VIII, L.P. Mr. Brooks is a member and managing director of Broadview Capital Partners Management LLC, an affiliate of Broadview Capital Partners L.P. In addition, in connection with services provided as members of our board of directors, each of Messrs. Harris and Brooks received an initial option grant to purchase 50,000 shares of our common stock under the Proxim Corporation 2000 Stock Option Plan for Non-Employee Directors, and Mr. Bettino received an annual option grant to purchase 25,000 shares of our common stock under the same plan, as well as certain other remuneration disclosed in the section above entitled “Director Compensation”.

Certain Business Relationships

      Legal Services. During the year ended December 31, 2003, the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, served, and in the current fiscal year continues to serve, as outside general corporate counsel to the Company. Mr. Saper, a director of the Company, is a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation. We believe that the services performed by Wilson Sonsini Goodrich & Rosati, Professional Corporation, have been provided on terms no more favorable than those with unrelated parties.

Indebtedness of Management

      Promissory Note Issued by Amir Zoufonoun. On January 31, 2000, Mr. Zoufonoun issued a promissory note to us in the amount of $465,500 in connection with his purchase of 950,000 shares of our common stock. The principal amount of the promissory note is payable on the earlier of (i) the thirtieth day after we exercise a right to repurchase Mr. Zoufonoun’s shares of our common stock and under the related stock purchase agreement with him, or (ii) the tenth anniversary of the promissory note. Mr. Zoufonoun was serving as an executive officer of the Company at the time the note was issued to us and was serving as an executive officer of the Company during a portion of the year ended December 31, 2003. As disclosed above in the section entitled “Executive Compensation — Summary Compensation Table”, Mr. Zoufonoun tendered his resignation from the Company effective as of August 8, 2003.

      The note accrues interest at a rate of 8% per year, compounded annually. The aggregate amount of indebtedness outstanding in respect of the note during the year ended December 31, 2003 was $611,399.

      Mr. Zoufonoun also entered into a pledge agreement pursuant to which we hold a first priority security interest in the shares of our common stock purchased by him in connection with his respective note, the options to purchase shares of our common stock granted by the Company to him, the shares received pursuant to the exercise of any such options, and the proceeds received upon sale of any such shares purchased or received in connection with the foregoing. Under the pledge agreement with Mr. Zoufonoun, we have the right to reclaim such collateral in the event of default under the terms of the respective note. In the event any amounts outstanding under the note are not satisfied following any such reclamation of the collateral and our use of related proceeds to offset amounts outstanding under the note, we are entitled to seek recourse from Mr. Zoufonoun’s other personal assets or income for up to half of the principal amount of the loan.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      The aggregate fees PricewaterhouseCoopers LLP billed us for each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our Reports on Form 10-Q or services normally provided by PricewaterhouseCoopers LLP in connection with filings or engagements for those years were $375,000 in 2002 and $410,000 in 2003. We engaged PricewaterhouseCoopers LLP as our principal accountants on March 26, 2002. Additional information relating to our predecessor principal accountants is included in Part II, Item 9 above under the caption “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

Audit-Related Fees

      The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under the caption “Audit Fees” were $270,000 in 2002, all of which was for audit-related services in connection with our merger with Proxim, Inc. and our acquisition of the 802.11 wireless LAN systems business of Agere, and the related financing transactions, and $89,000 in 2003 for audit-related services in connection with consultations regarding restructuring activities, royalty charges, and filing of registration statements and compliance with the Sarbanes-Oxley Act of 2002.

Tax Fees

      Aggregate fees billed for all other services rendered by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2002 and 2003 were approximately $160,000 and $415,000, respectively. These fees are related to tax compliance, advisory and planning services. The audit committee has determined that the provision of such non-audit services is compatible with the independent accountants maintaining their independence.

All Other Fees

      PricewaterhouseCoopers LLP did not bill us any additional fees in the last two fiscal years for products and services provided by PricewaterhouseCoopers LLP, other than the services reported above.

Audit Committee Pre-Approval Policies

      The Audit Committee has adopted an Audit Committee Charter, which sets forth the procedures and policies pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Charter, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee (“general pre-approval”), or require the specific pre-approval of the Audit Committee. Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor.

      The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor that are subject to general pre-approval. Under the Charter, the Audit Committee may delegate pre-approval authority one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting.

PART IV

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K

      (a) List of documents Filed as Part of this Report

(1) Index to Consolidated Financial Statements

(2) Index to Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts

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

      (b) Reports on Form 8-K.

Date	Item Reported

October 3, 2003	On October 2, 2003, the Registrant issued a press release announcing that it had agreed to amended terms of the Securities Purchase Agreement, dated as of July 22, 2003 and previously filed by the Registrant on July 29, 2003 as an exhibit to Form 8-K, with Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC (the “Investors”), and the Registrant filed the press release on Form 8-K.
October 21, 2003	On October 21, 2003, the Registrant issued a press release announcing its financial result for the fiscal quarter and the nine months ended September 26, 2003 and furnished certain financial statements and other information on Form 8-K.
October 27, 2003	On October 27, 2003, the Registrant announced that it had entered into an Amended and Restated Securities Purchase Agreement (the “Amended Agreement”), dated as of October 21, 2003, with the Investors, and the Registrant filed the Amended Agreement on Form 8-K.
December 12, 2003	On December 11, 2003, the Registrant issued a press release announcing that Frank Plastina had been appointed by the Board of Directors as its Chairman and that Michael Ressner had joined the Board of Directors, and the Registrant filed the press release on Form 8-K.

Date	Item Reported

December 16, 2003	On December 15, 2003, the Registrant announced (i) the approval, at a Special Meeting of Stockholders held December 12, 2003, of certain proposals relating to the securities described in the Amended Agreement, and (ii) the filing by the Registrant with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (the “Certificate of Designations”), and the Registrant filed the Certificate of Designations on Form 8-K.
December 23, 2003	The Registrant announced that, on December 19, 2003, it exercised its right pursuant to the terms of the Amended Agreement to issue to the Investors senior secured exchangeable promissory notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 15th day of March, 2004.

PROXIM CORPORATION

By:	/s/ DAVID L. THOMPSON

David L. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Franco Plastina and David L. Thompson, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FRANCO PLASTINA (Franco Plastina)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ DAVID L. THOMPSON (David L. Thompson)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ LORENZO A. BETTINO (Lorenzo A. Bettino)	Director	March 15, 2004

/s/ STEVEN D. BROOKS (Steven D. Brooks)	Director	March 15, 2004

/s/ MERLE L. GILMORE (Merle L. Gilmore)	Director	March 15, 2004

/s/ JEFFREY A. HARRIS (Jeffrey A. Harris)	Director	March 15, 2004

/s/ MICHAEL P. RESSNER (Michael P. Ressner)	Director	March 15, 2004

Signature	Title	Date

/s/ JEFFREY D. SAPER (Jeffrey D. Saper)	Director	March 15, 2004

/s/ KENNETH E. WESTRICK (Kenneth E. Westrick)	Director	March 15, 2004

/s/ JOSEPH R. WRIGHT, JR. (Joseph R. Wright, Jr)	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Amended and Restated Acquisition Agreement, dated as of September 30, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp. (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
2.2	Amendment to Acquisition Agreement, dated as of October 31, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp. (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
2.3	Agreement and Plan of Reorganization, dated as of January 16, 2002, among the Registrant, Walnut-Pine Merger Corp. and Proxim, Inc. (previously filed as an annex to the Registrant’s registration statement on Form S-4 (File No. 333-82014), as amended).
2.4	Asset Purchase Agreement, dated as of June 14, 2002, by and between the Registrant and Agere Systems, Inc. (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on June 19, 2002).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed herewith).
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002).
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Proxim Corporation (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on December 16, 2003).
3.5	Amended and Restated By-laws of the Registrant (previously filed as an exhibit to the Registrant’s registration statement on Form S-4 (File No. 333-82014), as amended).
4.1	Form of the Registrant’s Class A Common Stock Certificate (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
4.2	Registration Rights Agreement, dated as of June 8, 2000, among the Registrant, Ripplewood Holdings L.L.C. and WMC Holding Corp. (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
4.3	Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 by and between Proxim, Inc. and each of the purchasers named in Exhibit A thereto (previously filed as an exhibit to Proxim, Inc.’s current report on Form 8-K filed with the SEC on November 28, 2001).
4.4	Form of Proxim, Inc. Common Stock Warrant issued to each of the purchasers (other than UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd.) in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 (previously filed as an exhibit to Proxim, Inc.’s current report on Form 8-K filed with the SEC on November 28, 2001).
4.5	Form of Proxim, Inc. Common Stock Warrant issued to UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 (previously filed as an exhibit to Proxim, Inc.’s current report on Form 8-K filed with the SEC on November 28, 2001).
4.6	Form of Proxim, Inc. Irrevocable Proxy executed by each of UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 (previously filed as an exhibit to Proxim, Inc.’s current report on Form 8-K filed with the SEC on November 28, 2001).
4.7	Stockholders Agreement, dated as of January 16, 2002, among Ripplewood Partners, L.P., Ripplewood Employee Co-Investment Fund, L.P., WMC Holding L.L.C. and the Registrant (previously filed as an exhibit to the Registrant’s registration statement on Form S-4 (File No. 333-82014), as amended).

Exhibit
Number		Description

4.8		Securities Purchase Agreement, dated as of June 16, 2002, by and among the Registrant, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and Broadview Capital Partners Qualified Purchasers Fund L.P. (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on June 19, 2002).
4.9		Form of Registrant’s Senior Promissory Notes issued to each of the investors in connection with the Securities Purchase Agreement, dated as of June 16, 2002 (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on June 19, 2002 (included in exhibit 2.2 thereto)).
4.10		Form of Registrant’s Warrant issued to each of the investors in connection with the Securities Purchase Agreement, dated as of June 16, 2002 (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on June 19, 2002 (included in exhibit 2.2 thereto)).
4.11		Securities Purchase Agreement, dated as of July 22, 2003, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 29, 2003).
4.12		Form of Registrant’s Senior Secured Promissory Notes issued to each of the investors in connection with the Securities Purchase Agreement, dated as of July 22, 2003 (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 29, 2003 (included in exhibit 2.1 thereto)).
4.13		Warrant to Purchase Common Stock of the Registrant, dated September 9, 2003, issued by the Registrant to Motorola, Inc. (filed herewith).
4.14		Amended and Restated Securities Purchase Agreement, dated as of October 21, 2003, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 27, 2003).
4.15		Form of Registrant’s New Senior Secured Promissory Notes issued to each of the investors in connection with the Amended and Restated Securities Purchase Agreement, dated as of October 21, 2003 (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 27, 2003 (included in exhibit 2.1 thereto)).
4.16		Form of Registrant’s Subordinated Secured Promissory Notes issued to each of the investors in connection with the Amended and Restated Securities Purchase Agreement, dated as of October 21, 2003 (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 27, 2003 (included in exhibit 2.1 thereto)).
10	.1*	Employment Agreement, dated as of November 1, 1999, by and between the Registrant and Amir Zoufonoun (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10	.2*	Subscription and Employee Stockholder’s Agreement, dated as of January 31, 2000, among WMC Holding Corp., the Registrant, Ripplewood Partners, L.P. and Amir Zoufonoun (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10.3		Stocking Distributor Agreement, dated May 27, 1998, by and between the Registrant and Somera Communications Inc. (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10.4		Credit Agreement, dated as of November 1, 1999, among the Registrant, Credit Suisse First Boston as Lead Arranger and as Agent and the several financial institutions from time to time party to the agreement (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10.5		Assignment and Assumption Agreement, dated October 18, 1999, between the Registrant and Glenayre Electronics, Inc., including the Lease, dated July 1, 1996, between Glenayre Electronics, Inc. and Yercaf N.V. (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).

Exhibit
Number		Description

10.6		Lease, dated February 27, 1998, between Ubiquity Communication, Inc. and G&W/ Copley Redwood Business Park, L.P. (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10	.7*	Promissory Note, dated as of January 31, 2000 made by Amir Zoufonoun in favor of the Registrant (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10.8		Intellectual Property Assignment, dated November 1, 1999, from Glenayre Electronics, Inc. to the Registrant (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10.9		License Agreement, dated November 1, 1999, by and between Glenayre Electronics, Inc. and the Registrant (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10	.10*	Ubiquity Communication, Inc. 1997 Stock Option Plan (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10	.11*	Ubiquity Communication, Inc. 1998 Stock Plan (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10	.12*	Ubiquity Communication, Inc. 1999 Stock Plan (previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-35200), as amended).
10.13		Indemnification Agreement, dated as of January 15, 2002, among the Registrant, WMC Holding L.L.C., Ripplewood Partners, L.P. and Ripplewood Employee Co-Investment Fund, L.P. (previously filed as an exhibit to the Registrant’s registration statement on Form S-4 (File No. 333-82014), as amended).
10	.14*	Employment Agreement, dated January 16, 2002, between the Registrant and David C. King (previously filed as an exhibit to the Registrant’s registration statement on Form S-4 (File No. 333-82014), as amended).
10	.15*	Amended Employment and Co-Investment Agreement, dated as of May 9, 2001, among Ripplewood Partners L.P., WMC Holding LLC, Seaview Holdings L.L.C., the Registrant and Jonathan N. Zakin (previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on February 25, 2002).
10	.16*	Proxim, Inc. 1994 Director Option Plan, as amended and restated (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on March 27, 2002).
10	.17*	Form of Proxim, Inc. 1994 Director Option Plan Subscription Agreement (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on March 27, 2002).
10	.18*	Proxim, Inc. 1995 Long-Term Incentive Plan, as amended and restated (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on March 27, 2002).
10	.19*	Form of Proxim, Inc. 1995 Long-Term Incentive Plan Subscription Agreement (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on March 27, 2002).
10	.20*	Proxim, Inc. 1999 Nonstatutory Stock Option Plan, as amended and restated (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on March 27, 2002).
10	.21*	Form of Proxim, Inc. 1999 Nonstatutory Stock Option Plan Subscription Agreement (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on March 27, 2002).
10	.22*	WirelessHome Corporation 1998 Stock Option Plan (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on September 19, 2002).
10	.23*	Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and David C. King (previously filed as an exhibit to Proxim, Inc.’s annual report on Form 10-K filed with the SEC on March 31, 1999).

Exhibit
Number		Description

10	.24*	Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and Keith E. Glover (previously filed as an exhibit to Proxim, Inc.’s annual report on Form 10-K filed with the SEC on March 31, 1999).
10.25		Sublease Agreement between Applied Materials, Inc. (sublandlord) and Proxim, Inc. (subtenant) dated March 30, 1999 (previously filed as an exhibit to Proxim, Inc.’s quarterly report on Form 10-Q filed with the SEC on May 17, 1999).
10	.26*	Reimbursement and Security Agreement between Proxim, Inc. and David C. King dated March 15, 2001 (previously filed as an exhibit to Proxim, Inc.’s quarterly report on Form 10-Q filed with the SEC on August 14, 2001).
10.27		Form of Proxim Corporation Indemnification Agreement for Officers and Directors (filed herewith).
10.28		Intellectual Property Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and the Registrant (previously field as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on August 19, 2002).
10.29		Patent License Agreement, dated as of August 5, 2002, by and among Agere Systems Guardian Corporation, Agere Systems, Inc. and the Registrant (previously field as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on August 19, 2002).
10.30		Supply Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and the Registrant (previously field as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on August 19, 2002).
10	.31*	First Amendment to Employment Agreement, dated December 9, 2002, between the Registrant and David C. King (previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on March 31, 2003).
10.32		Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant (previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on March 31, 2003).
10.33		Amendment to Loan Agreement, dated March 18, 2003, by and between Silicon Valley Bank and the Registrant (previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on March 31, 2003).
10.34		Second Amendment to Employment Agreement, dated June 9, 2003, by and between the Registrant and David C. King (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 11, 2003).
10.35		Letter Agreement, dated as of June 13, 2003, by and between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003).
10.36		Accounts Receivable Financing Agreement, dated as of June 13, 2003, by and between Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003).
10.37		Temporary Overadvance Agreement, dated as of June 23, 2003, by and between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003).
10	.38*	Employment Agreement, dated April 24, 2003, by and between the Registrant and Franco Plastina (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 11, 2003).
10	.39*	Amendment to Employment Agreement, effective as of May 2, 2003, by and between the Registrant and Franco Plastina (filed herewith).
10	.40*	Employment Agreement, dated June 28, 2003 and effective as of September 4, 2003, by and between the Registrant and David L. Thompson (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10	.49*	Separation and Release Letter Agreement, dated August 21, 2003 and effective as of June 5, 2003, by and between the Registrant and Jonathan N. Zakin (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 10, 2003).

Exhibit
Number		Description

10	.50*	Separation Agreement and Release, dated September 1, 2003 and effective as of July 7, 2003, by and between the Registrant and David C. King (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.51		Intercreditor Agreement, dated as of July 22, 2003, by and among the Registrant, Silicon Valley Bank and Warburg Pincus Private Equity VIII, L.P. as collateral agent for the Noteholders (as defined therein) (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.52		Amendment to Loan Documents, dated July 25, 2003, between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.53		Purchase Agreement, dated September 11, 2003, between Jerry M. Baker and Sandy L. Baker, Co-Trustees of the Baker Family Revocable Living Trust, and the Registrant with respect to the property located at 305 Soquel Avenue in Sunnyvale, California (previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.54		Amended and Restated Intercreditor Agreement, dated as of October 21, 2003, by and among the Registrant, Silicon Valley Bank and Warburg Pincus Private Equity VIII, L.P. as collateral agent for the Noteholders (filed herewith).
10.55		Amendment to Loan Documents, dated October 31, 2003, between the Registrant and Silicon Valley Bank (filed herewith).
10	.56*	Proxim Corporation 2002 Nonstatutory Stock Option Merger Plan (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on December 5, 2003).
10	.57*	Form of Proxim Corporation 2002 Nonstatutory Stock Option Merger Plan Option Agreement (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on December 5, 2003).
10	.58*	Proxim Corporation 2002 Nonstatutory Stock Option Acquisition Plan (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on December 5, 2003).
10	.59*	Form of Proxim Corporation 2002 Nonstatutory Stock Option Acquisition Plan Option Agreement (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on December 5, 2003).
10	.60*	2003 Stand-Alone Stock Option Agreement for Franco Plastina (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on December 5, 2003).
10	.61*	Proxim Corporation 1999 Incentive Stock Option Plan, as amended (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on February 17, 2004).
10	.62*	Form of Proxim Corporation 1999 Incentive Stock Option Plan Option Agreement (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on February 17, 2004).
10	.63*	Proxim Corporation Employee Stock Purchase Plan, as amended (previously filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the SEC on February 17, 2004).
10	.64*	Proxim Corporation 2000 Stock Option Plan for Non-Employee Directors, as amended (formerly the Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors) (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).
23.1		Consent of Independent Accountants (filed herewith).
24		Power of Attorney (included on signature page of this annual report on Form 10-K).
31.1		Section 302 Certification of Principal Executive Officer (filed herewith)
31.2		Section 302 Certification of Principal Financial Officer (filed herewith)
32.1		Section 906 Certification of Principal Executive Officer (filed herewith)
32.2		Section 906 Certification of Principal Financial Officer (filed herewith)

*	Management contract or compensatory plan or arrangement.