Form 10-Q
period 2004-04-02
PROXIM CORP
filed 2004-05-11
CIK 1112263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 2, 2004
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

          The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of May 5, 2004, was 123,407,287. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

PROXIM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2004	2003

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,132	$19,756
Short-term investments	3,864	—
Accounts receivable, net	9,945	13,961
Inventory	19,358	19,939
Other current assets	3,871	5,301

Total current assets	53,170	58,957
Property and equipment, net	6,761	7,522
Goodwill	9,726	9,726
Intangible assets, net	34,968	40,333
Restricted cash	618	1,254
Other assets	316	2,316

Total assets	$105,559	$120,108

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,673	$10,500
Capital lease obligations, current	1,176	1,176
Accrued royalties and interest	27,819	26,906
Other accrued liabilities	24,137	20,804
Convertible promissory note	36,435	34,735

Total current liabilities	98,240	94,121
Capital lease obligations, long-term	635	934
Long-term debt	101	101
Restructuring accruals, long-term	9,084	8,660
Common stock warrants	16,700	21,800

Total liabilities	124,760	125,616

Commitments and contingencies (Notes 15 and 17) Mandatorily redeemable convertible preferred stock: 25,000,000 shares authorized; Series A, par value $.01; 3,000,000 shares issued and outstanding at April 2, 2004 and December 31, 2003, respectively	75,937	73,580

Stockholders’ equity (deficit):
Common stock, Class A, par value $.01; authorized 390,000,000 shares:
165,578,735 and 165,037,194 shares issued and outstanding at April 2, 2004 and December 31, 2003, respectively	1,655	1,650
Common stock, Class B, par value $.01; authorized 10,000,000 shares: no shares issued and outstanding at April 2, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	339,618	339,311
Treasury stock, at cost; 42,185,534 shares at April 2, 2004 and December 31, 2003	(21,585)	(21,585)
Notes receivable from stockholders	(711)	(711)
Accumulated deficit	(415,234)	(397,753)
Accumulated other comprehensive income	1,119	—

Total stockholders’ deficit	(95,138)	(79,088)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$105,559	$120,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	April 2,	March 28,
	2004	2003

	(In thousands, except per
	share data)
	(Unaudited)
Product revenue, net	$26,697	$34,029
License revenue	—	6,000

Total revenue, net	26,697	40,029
Cost of revenue	17,377	20,928
Royalty charges	828	—

Gross profit	8,492	19,101
Operating expenses:
Research and development	4,554	7,883
Selling, general and administrative	11,371	12,095
Legal expense for certain litigation	745	3,000
Amortization of intangible assets	5,365	5,500
Restructuring charges	2,167	—

Total operating expenses	24,202	28,478

Loss from operations	(15,710)	(9,377)
Interest income (expense), net	(858)	99

Loss before income taxes	(16,568)	(9,278)
Income tax benefit	(745)	—

Net loss	(15,823)	(9,278)
Accretion of Series A preferred stock obligations	(1,658)	(1,525)

Net loss attributable to common stockholders	$(17,481)	$(10,803)

Net loss per share attributable to common stockholders — basic and diluted	$(0.14)	$(0.09)

Shares used to compute net loss per share — basic and diluted	123,182	120,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	April 2,	March 28,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,823)	$(9,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,949	6,568
Amortization of warrants issued to customer	174	—
Provision for excess and obsolete inventory	300
Restructuring charges	2,167	—
Loss on disposition of property and equipment	350	—
Amortization of debt discount on convertible notes and issuance costs	2,892	—
Deferred income taxes	(745)	—
Revaluation of common stock warrants	(5,100)	—
Changes in assets and liabilities:
Accounts receivable, net	4,016	1,380
Inventory, net	281	(2,969)
Restricted cash and other assets, current and non-current	1,274	1,851
Accounts payable and other accrued liabilities	(119)	1,047
Accrued royalties and interest	913	—

Net cash used in operating activities	(3,470)	(1,401)

Cash flows from investing activities:
Purchase of property and equipment	(292)	(350)
Proceeds from repayment of loan to officer	—	500

Net cash provided by (used in) investing activities	(292)	150

Cash flows from financing activities:
Principal payments on capital lease obligations	(299)	—
Issuance of common stock, net	437	136

Net cash provided by financing activities	138	136

Net decrease in cash and cash equivalents	(3,624)	(1,115)
Cash and cash equivalents at beginning of period	19,756	16,535

Cash and cash equivalents at end of period	$16,132	$15,420

Supplemental disclosures:
Cash paid (received) during the period for:
Income taxes	$—	$(725)

Interest on capital lease obligations	$21	$—

Non-cash transactions:
Accretion of Series A Preferred Stock redemption obligations	$2,357	$2,290

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company agreed, subject to approval of its stockholders, to issue to the Investors warrants to purchase 18 million and 6 million shares of common stock at an exercise price of $1.46 and $1.53 per share, respectively (collectively, the “Series B Warrants”). The Investors also agreed to make available to the Company an additional $10 million, issuable in exchange for senior secured exchangeable promissory notes (the “New Notes,” and together with the Amended Notes, the “Notes”), at the Company’s election (the “Call Right”).

      At a special meeting of stockholders held on December 12, 2003, the Company’s stockholders approved the Company’s ability to issue to the Investors: (i) shares of the Company’s Series B Preferred Stock upon exercise of each Investor’s right to exchange the Notes, plus accrued but unpaid interest, as well as upon each Investor’s exercise of the right to exchange any New Notes that the Company may issue to the Investors, plus accrued but unpaid interest; and (ii) the Series B Warrants. Following the receipt of stockholder approval, the Company issued the Series B Warrants to the Investors on December 12, 2003. In accordance with the terms of the Amended Agreement, the Company exercised its Call Right and on December 19, 2003, the Company issued the New Notes to the Investors in exchange for an additional investment of $10 million.

      Upon the occurrence of an event of default or change of control occurs or if the Investors decide not to exchange the Notes for Series B Preferred Stock, the Company may be required to repay the Notes upon the earlier of demand by the Investors or the September 30, 2004 maturity date. If the Company were required to repay the Notes, the Company would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, the Company would most likely have insufficient cash to repay the Notes, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

      Amended Credit Facility. The Company amended and restated its secured financing agreements with Silicon Valley Bank in June and July 2003 and then further amended these agreements in October 2003. The financial covenant requiring the Company to maintain cash and cash equivalents of an amount not less than $8 million, as amended, was reduced to $4 million. As amended, the events of default also include any judgment, restraining order, injunction, any material adverse development in connection with the Company’s litigation with Symbol, or failure of the Company to advise Silicon Valley Bank of all material developments in this litigation. See Note 16 for further description of the amended credit facility.

      Litigation with Symbol. On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of the Company’s products infringe two of Symbol’s patents and

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessed a 6% royalty on the revenue of relevant products. While the actual amount of past and future royalties due has not been finally determined, as of April 2, 2004, the Company has recorded an accrual for potential estimated royalties payable of $24.7 million and $3.1 million for interest. The Company has not been enjoined from continued sales of these products. The Company will continue to evaluate and review its estimate of the royalties and interest payable from time to time for any indications that could require it to change its assumptions relating to the amount already recorded. On November 24, 2003, the District Court conducted a one-day bench trial on the Company’s equitable defenses not addressed by the jury. The District Court has not reached a decision on the equitable defenses.

      With respect to the jury verdict in the Company’s litigation with Symbol, as described above, the Company’s cash flows will not be immediately affected by this verdict, pending completion of related proceedings. The Company intends to continue vigorously defending itself in Symbol’s lawsuit against the Company and to consider all available options after the conclusion of all matters before the court.

      If the proceedings before the court in the Company’s litigation with Symbol are not decided in the Company’s favor, the Company would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe on two of Symbol’s patents and additional royalties in connection with future sales of these products, or the Company would be required to post a bond in order to appeal the court’s decision. Any additional adverse ruling or judgment in this litigation that requires the Company to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to the Company, triggers an event of default under the Notes. Upon such occurrence, the Investors would have the ability to require the Company to repay the Notes. In addition, any judgment, restraining order, injunction or any material adverse development in this litigation triggers an event of default under the Silicon Valley Bank credit facility. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts.

      The Company’s revenue declined from $38.6 million in the fourth quarter of 2003 to $26.7 million in the first quarter of 2004. The decline in quarter over quarter revenue and ongoing negative cash flows from operations is expected to have a negative impact on our future cash position. In addition, the Company has incurred substantial losses and negative cash flows from operations during the first quarter ended April 2, 2004 and the years ended December 31, 2003, 2002 and 2001, and had an accumulated deficit of $415.2 million as of April 2, 2004. The Company believes that it needs to obtain additional financing to provide sufficient working capital for the business. In the event that such additional financing is not available, the Company may need to seek protection under applicable bankruptcy laws. If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, which may be owed to Silicon Valley Bank, either due to an event of default or otherwise, it will be required to obtain immediate alternative sources of financing in excess of the additional financing required to provide sufficient working capital for the business. If the Company were not able to obtain such alternative sources of financing, it will most likely have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of April 2, 2004, the condensed consolidated statements of operations for the three months ended April 2, 2004 and March 28, 2003 and the condensed consolidated statements of cash flows for the three months ended April 2, 2004 and March 28, 2003, are unaudited, but include all adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

      The balance sheet at December 31, 2003 has been derived from Proxim Corporation’s audited consolidated financial statements as of that date. Certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

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

Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three months ended April 2, 2004 and March 28, 2003 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

Note 2 —	Recent Accounting Pronouncements

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the effect of adopting EITF 03-06 on its results of operations.

Note 3 —	Recent Significant Business Combinations

Acquisition of the 802.11 WLAN Systems Business of Agere Systems, Inc.

      On August 5, 2002, the Company completed its acquisition of the 802.11 WLAN systems business of Agere, including its ORiNOCO product line, for $65.0 million in cash. To finance the acquisition, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Mandatorily Redeemable Convertible Series A Preferred Stock (“Series A Preferred Stock”) (Note 13) in the amount of $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed Preferred Stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to Common stockholders. The remaining $34.0 million was in the form of convertible notes. Upon the receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and warrants to purchase approximately 5.6 million shares of Common Stock valued at approximately $1.6 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share, valued at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 28% of Proxim’s outstanding common stock on an as-converted and as-exercised basis including dividends as of April 2, 2004. In addition, in connection with the transaction, the Company entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to the Company at specified prices. Total consideration of $70.0 million for the acquisition comprised of $65.0 million in cash and transaction costs of approximately $5.0 million.

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

      Core technology, developed technology and patents are being amortized on a straight-line basis over the following estimated periods of benefit:

Core technology	5 years
Developed technology	3 years
Patents	5 years

Note 4 —	Intangible Assets

      Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	April 2,	December 31,
	2004	2003

Acquired intangible assets, net:
Proxim, Inc.	$16,746	$18,810
802.11 WLAN systems business	18,222	21,523

Total intangible assets, net	$34,968	$40,333

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquired intangible assets by categories as of April 2, 2004 consist of the following (in thousands):

	Gross
	Carrying	Accumulated
	Amounts	Amortization

Amortized intangible assets:
Core Technology	$26,531	$10,045
Developed Technology	29,036	22,190
Customer Relationships	8,995	4,997
Patents	3,439	1,710

Total	$68,001	$38,942

Unamortized intangible assets:
Tradename	$5,909

      The Company expects amortization expense of intangible assets to be $12.5 million in the remaining fiscal 2004, $8.7 million in fiscal 2005, $5.9 million in fiscal 2006, and $1.9 million in fiscal 2007, at which time intangible assets, other than Tradename, will be fully amortized assuming no future impairments of those intangible assets or additions as a result of acquisitions.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Balance Sheet Components

      The following is a summary of certain of our condensed consolidated balance sheets (in thousands):

	April 2,	December 31,
	2004	2003

Short-term investments:
Time deposits	$618	$1,254
Restricted securities in a wireless company	3,864	—

	4,482	1,254
Less: long-term restricted portion	(618)	(1,254)

Current portion	$3,864	$—

Accounts receivable, net:
Accounts receivable	$28,663	$34,345
Less: Deferred revenue	(7,748)	(10,599)
Allowances for bad debts, sales returns and price Protection	(10,970)	(9,785)

	$9,945	$13,961

Inventory:
Raw materials	$5,778	$4,238
Work-in-process	1,153	1,282
Finished goods	7,239	8,223
Consignment inventories	5,188	6,196

	$19,358	$19,939

Property and equipment, net:
Computer and test equipment	$10,991	$11,427
Furniture and fixtures	196	194
Leased assets	2,942	2,942
Leasehold improvements	438	438

	14,567	15,001
Less: accumulated depreciation and amortization	(7,806)	(7,479)

	$6,761	$7,522

Intangible assets, net:
Core technology	$26,531	$26,531
Developed technology	29,036	29,036
Customer relationships	8,995	8,995
Tradename	5,909	5,909
Patents	3,439	3,439

	73,910	73,910
Less: Accumulated amortization	(38,942)	(33,577)

	$34,968	$40,333

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 2,	December 31,
	2004	2003

Other accrued liabilities:
Restructuring accruals, current portion	$5,488	$7,144
Accrued interest on convertible promissory note	5,795	3,247
Accrued unconditional project commitments	815	1,284
Accrued compensation	4,140	3,402
Accrued warranty costs	1,366	1,395
Other accrued liabilities	6,533	4,332

	$24,137	$20,804

      The following is a summary of the movements in allowance for bad debt, sales returns and price protection and product warranty costs during the three months ended April 2, 2004 (in thousands):

	Allowance for Bad Debt,	Product
	Sales Returns	Warranty
	and Discounts	Costs

Balance as of December 31, 2003	$9,785	$1,395
Additional provision	5,218	42
Settlements made during the period	(4,033)	(71)

Balance as of April 2, 2004	$10,970	$1,366

      The following is a summary of the changes in the reserve for excess and obsolete inventory during the three months ended April 2, 2004 (in thousands):

Balance as of December 31, 2003	$5,072
Provision for excess and obsolete inventory	300
Inventory scrapped	(1,526)

Balance as of April 2, 2004	$3,846

      Property and equipment includes $2.9 million of computer equipment under capital leases at April 2, 2004. Accumulated amortization of assets under capital leases totaled $371,000.

Note 6 —	Impairment of Loan to Officer

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Revenue Information and Concentration of Credit Risks

      The Company’s products are grouped into two product lines: WWAN and WLAN product lines. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes ORiNOCO 802.11 access point and client card products. Total revenue during the three months ended March 28, 2003 also includes one-time license revenue of $6.0 million related to the patent infringement legal settlement agreement with Intersil (see Note 17). Revenue information by product line is as follows (in thousands):

	Three Months Ended

	April 2,	March 28,
Product Line	2004	2003

WWAN	$13,074	$16,607
WLAN	13,623	17,422
WLAN license revenue	—	6,000

Total revenue	$26,697	$40,029

      The Company sells its products worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in two geographic regions: North America and International. Revenue outside of North America is primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenue by geographic region is as follows (in thousands):

	Three Months Ended

	April 2,	March 28,
Geographic Region	2004	2003

North America product revenue	$13,453	$17,122
North America license revenue	—	6,000
International product revenue	13,244	16907

Total revenue	$26,697	$40,029

      Two customers accounted for 14.3% and 12.5% of total revenue for the first quarter of 2004. One customer accounted for 15.0% of total revenue, net for the first quarter of 2003.

Note 8 —	Restructuring Charges for Severance and Excess Facilities

      During the three months ended April 2, 2004, the Company recorded restructuring charges of $2.2 million, consisting of $2.0 million of cash provisions and $0.2 million of non-cash provisions for abandoned property and equipment. The $2.0 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $0.6 million of severance payments for five employees.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activities 2003 and the three months ended April 2, 2004 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2002	—	30,450	—	—	30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	601	1,447	—	119	2,167
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(2,424)	(856)	—	—	(3,280)

Balance as of April 2, 2004	$1,797	$12,175	$—	$600	$14,572

      The restructuring related asset and reserves were presented on the balance sheet as follows (in thousands):

	April 2,	December 31,
	2004	2003

Restructuring accruals
Current	$5,488	$7,144
Long-term	9,084	8,660

Total restructuring accruals	$14,572	$15,804

Note 9 —	Income Taxes

      The income tax benefit recorded during the three months ended April 2, 2004 represents the reversal of the valuation allowance of deferred tax assets to offset the deferred tax liability arising from the revaluation of short-term investments.

Note 10 —	Loss Per Share Attributable to Common Stockholders

      Basic and diluted net loss per share attributable to common stockholders is presented in conformity with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended April 2, 2004 and March 28, 2003 (in thousands except share data):

	Three Months Ended

	April 2,	March 28,
	2004	2003

Net loss attributable to common stockholders	$(17,481)	$(10,803)
Weighted average common shares outstanding	123,182	120,274

Net loss per share — basic and diluted	$(0.14)	$(0.09)

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the three months ended April 2, 2004 and March 28, 2003, basic net loss per share under SFAS No. 128 was computed using the weighted average number of shares outstanding during the period. Diluted net loss per share was determined in the same manner as basic earnings per share except that the number of shares was increased assuming dilutive stock options and warrants using the treasury stock method. For the three months ended April 2, 2004 and March 28, 2003, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 11 —	Comprehensive Loss

      The total comprehensive loss for the three months ended April 2, 2004 and March 28, 2003 is as follows (in thousands):

	Three Months Ended

	April 2,	March 28,
	2004	2003

Net loss attributable to common stockholders	$(17,481)	$(10,803)
Unrealized gain (loss) on investments	1,119	488

Total comprehensive loss	$(16,362)	$(10,315)

Note 12 —	Convertible Notes

      As of April 2, 2004, the Company had outstanding Notes with an aggregate principal amount of $40 million and accrued interest of $5.8 million. New Notes of $10 million, which were issued on December 19, 2003, rank senior to the Amended Notes of $30 million originally issued on July 30, 2003. The Company may be required to repay the Notes, plus accrued and unpaid interest, in the event its note holders do not exchange the Notes for mandatorily Series B Preferred StockSeries B Preferred Stock. Such repayment would be required on September 30, 2004, the maturity date of the Notes, or upon an event of default or change in control, whichever is earlier. In addition, in connection with the financing, the note holders also received warrants to purchase common stock as described in Note 14.

      The holders of Convertible Notes have various rights and preferences as follows:

Conversion Rights and Liquidation Preference

      At the option of the holder of Series B Preferred Stock, if and when issued, the Notes can be exchanged for shares of the Company’s Series B Preferred Stock with an aggregate initial liquidation preference equal to the principal amount of the exchanged indebtedness, plus accrued but unpaid interest, at the conversion price of $100.00 per share. The liquidation preference accretes at 14% per year, compounded quarterly, through the seventh anniversary of the date on which we will first issue shares of our Series B Preferred Stock, or the Series B Preferred Stock original issue date.

      At the option of the note holders, the Series B Preferred Stock can be exchanged for shares of the Company’s common stock at an initial conversion price of $1.15 per share. The Company has the right to require conversion of the Series B Preferred Stock after five years if the closing price of its common stock exceeds 300% of the conversion price for ninety consecutive trading days. The Series B Preferred Stock is convertible at any time, in whole or in part, into that number of shares of common stock equal to the liquidation preference then in effect divided by the then current conversion price.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anti-Dilution

      The conversion price will be subject to customary weighted average anti-dilution adjustments and other customary adjustments upon some transactions that affect our capital stock.

Put Rights

      In the event of change in control, 150% of the accrued value of the Convertible Notes, with a cap of $10 million on the accrued interest portion of the Notes, will be immediately due and payable.

Interest

      The Notes bear interest at 25% per annum. After the maturity date, the interest rate will increase to 30% per annum.

      The Company reserved 540,000 shares of Series B Preferred Stock for the conversion of the Notes as of April 2, 2004.

      Pursuant to stockholder approval of the terms of the Amended Agreement, including the Amended Notes and the New Notes, on December 12, 2003 (see Note 1), the Company issued to the Investors warrants as described in Note 14.

      Assuming the exchange of $40 million in aggregate principal amount of the Notes, together with accrued interest, on September 30, 2004, the shares of Series B Preferred Stock to be issued upon exchange of the Notes would be expected to represent approximately 26.5% of the Company’s outstanding common stock on an as-converted and as-exercised basis, based on 123,393,201 shares outstanding as of April 2, 2004 and excluding outstanding employee options, warrants and Series A Preferred Stock.

Note 13 —	Mandatorily Redeemable Convertible Series A Preferred Stock

      As of April 2, 2004, Mandatorily Redeemable Convertible Preferred Stock, Series A (“Series A Preferred Stock”), consisted of the following:

				Total Number of
				Shares of
				Common Stock
		Issued and	Liquidation	Issuable Upon
	Authorized	Outstanding	Preference	Conversion

Series A	3,000,000	3,000,000	$84,365,000	41,695,179

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

      Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors (Note 1) were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 5.6 million shares of our common stock value at $1.7 million. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share value at $14.0 million. The Series A

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock issued to the investors represents approximately 21% of the Company’s outstanding Common Stock on an as-converted and as-exercised basis as of April 2, 2004.

      The issuance of Series A Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded through April 2, 2004 as follows (in thousands):

			Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	9,168	(2,865)	(6,303)

Balance as of December 31, 2003	$—	$73,580	$12,822	$(10,933)
Accretion of Preferred Stock redemption obligations	—	2,357	(1,658)	(699)

Balance as of April 2, 2004	$—	$75,937	$11,164	$(11,632)

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

      Liquidation. Each share of Series A Preferred Stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8% per annum, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event the Company undertakes a business combination or other extraordinary transaction, or the Company is liquidated or dissolved.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The conversion price of the Series A Preferred Stock, which initially was approximately $3.06 per share, is subject to customary weighted average anti-dilution adjustments and other customary adjustments, and has been reduced to $2.049 per share.

      In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company also issued warrants as described in Note 14.

Note 14 —	Stockholders’ Deficit

Warrants to Purchase Common Stock

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

      In connection with a three-year licensing and distribution agreement entered into with Motorola, Inc. on September 8, 2003, the Company issued to Motorola a fully vested warrant to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $2.34 per share. This warrant will expire on September 8, 2008. The Company has estimated the fair value of the warrant using the Black-Scholes option valuation model at $2.1 million. The fair value of the warrant is being amortized on a straight-line basis over the three-year term of the commercial arrangement with Motorola with quarterly charges against revenue of $174,000 effective beginning in the first quarter of 2004.

      In connection with additional investments made by Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and affiliated entities during the year ended December 31, 2003, the Company issued to these investors warrants to purchase 18.0 million and 6.0 million shares of the Company’s common stock at an exercise price of $1.46 per share and $1.53 per share, respectively (see Note 1 and 14). These warrants were valued by the Company with the assistance of an independent valuation consulting firm at $22.2 million at December 12, 2003 and $21.8 million at December 31, 2003. The fair value of the warrants are recorded as a long-term liability, as the warrant holders are entitled to require the Company to purchase the warrants for cash, as defined in the agreement, upon the occurrence of a change in control event. The fair value of the warrants will be subject to revaluation adjustments at the end of each reporting period, until they are exercised or expired, whichever is earlier. The resulting gain or loss will be recorded as other income or expense in the corresponding reporting period. These warrants will expire on December 15, 2010.

      As of April 2, 2004, the Company had issued warrants to purchase 44,952,918 shares of the Company’s common stock as of April 2, 2004.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Fair Value Disclosure Under SFAS No. 123 and 148

      In accordance with SFAS No. 148, “Accounting for Stock-based Compensation, Transition and Disclosure,” the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

      The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during the three months ended April 2, 2004 and March 28, 2003 was $1.67 and $0.60 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the three months ended April 2, 2004 and March 28, 2003 was $0.76 and $1.26 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been (in thousands, except per share data):

	Three Months Ended

	April 2,	March 28,
	2004	2003

Net loss attributed to common stockholders as reported	$(17,481)	$(10,803)
Less: Stock-based compensation expense determined under fair value method	(1,794)	(4,554)

Pro forma net loss attributed to common stockholders	$(19,275)	$(15,357)

	Three Months Ended

	April 2,	March 28,
	2004	2003

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(0.14)	$(0.09)

Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(0.16)	$(0.13)

      The pro forma effect on net loss and net loss per share for the three months ended April 2, 2004 and March 28, 2003 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Note 15 —	Commitments and Contingencies

      The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and requiring payment of property taxes, insurance, maintenance and

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilities. Future minimum lease payments under non-cancelable operating leases at April 2, 2004 were as follows (in thousands):

Nine months ending December 31, 2004	$5,894
Year ending December 31:
2005	7,740
2006	6,708
2007	6,371
2008	6,435
Thereafter	4,434

Total minimum lease payments	$37,582

      For the three months ended April 2, 2004 and the years ended December 31, 2003 and 2002, the Company recorded restructuring charges relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts, of $19.5 million, which are included in the above disclosures.

Note 16 —	Credit Facilities

      In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. On July 25, 2003, the Company amended the accounts receivable financing agreement. On October 31, 2003, the Company amended the Accounts Receivable Financing Agreement (as amended, the “Amended A/R Financing Agreement”).

      Under the Amended A/R Financing Agreement, the Company may borrow up to $20 million in total. First, the Company may borrow up to $10 million by financing a portion of its eligible accounts receivable, primarily limited to customers in the United States. Under this arrangement, the Lender may agree to accept for collection through a lockbox arrangement accounts receivable from the Company, and in return the Company will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to the Company the difference between the amount collected and the amount initially advanced to the Company, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, the Company must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. The Company must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 31, 2004. Second, the Company may borrow up to an additional $10 million, under which the Company is required to maintain a compensating cash balance equal to such borrowings.

      Under the A/R Financing Agreement, the Company may receive temporary advances from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement (“Temporary Overadvances”), in an amount equal to $4.0 million for advances relating to letters of credit and in an amount equal to $4.0 million to be used for working capital purposes. The Company may receive Temporary Overadvances under this arrangement through May 31, 2004. This Temporary Overadvances arrangement

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be renewed upon agreement by both the Company and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

      As of April 2, 2004, no borrowings were outstanding under the Amended A/R Financing Agreement.

      Obligations under the amended A/R Financing Agreement are secured by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company’s obligations totaling $40 million to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003 and amended in October 2003. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business. Under the Amended A/R Financing Agreement, the events of default also include any judgment, restraining order, injunction or any material adverse development in connection with the Company’s litigation with Symbol Technologies before the U.S. District Court for the District of Delaware (see Note 17). Under the Amended A/R Financing Agreement, the financial covenants require the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If the Company fails to meet this requirement, the Company may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. In addition, we are required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender.

      In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a direct leasing or sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement and through a direct leasing arrangement during the third and fourth quarters of 2003. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets capitalized in connection with this agreement as of April 2, 2004 was $2.5 million. Future minimum lease payments under non-cancelable capital leases at April 2, 2004 were as follows (in thousands):

Nine months ending April 2, 2004	$937
Year ending December 31:
2005	901
2006	32

Total minimum lease payments	1,870
Less: amounts representing interest	59

Present value of future minimum lease payments	1,811
Less: current portion	1,176

Capital lease obligations, long-term portion	$635

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Legal Proceedings

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

      On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of the Company’s products infringes two of Symbol’s patents and assessed a 6% royalty. As of April 2, 2004, the Company has recorded an accrual for potential estimated royalties payable of $24.7 million and $3.1 million for interest. The Company has not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. In November 2003, the court conducted a bench trial on the Company’s remaining equitable defenses not addressed by the jury and proceedings in the case continue. The Company will continue to evaluate and review the Company’s estimate of the royalties and interest payable from time to time for any indications that could require the Company to change its assumptions relating to the amount already recorded. In addition, the Company’s cash flows will not be immediately affected by this verdict, pending completion of related proceedings.

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

      On March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or the Company are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. The parties are currently conducting discovery. A trial date has not been set.

      On February 10, 2004, the Company received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of the Company’s products. The complaint alleges, among other things, that the Company sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to the Company, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on May 5, 2004, Active’s net claim is approximately $3.5 million. This case is in its earliest stages, as discovery has not yet commenced and a trial date has not been established. The Company intends to defend itself vigorously against this lawsuit.

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

      The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, the Company could be required to pay damages and other expenses, and, in the case of litigation related to patents or other intellectual property rights, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results or cash flows.

      In particular, if the proceedings before the court in the Company’s litigation with Symbol are not decided in the Company’s favor, the Company would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or the Company would be required to post a bond in order to appeal the court’s decision. Any adverse ruling or judgment in this litigation that requires the Company to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to the Company, triggers an event of default under the Notes issued to Warburg Pincus and affiliates of Broadview Capital. Upon such occurrence, the Investors would have the ability to require the Company to repay the Notes. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts.

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

Liquidity

      We started 2003 with $16.5 million in cash and cash equivalents, down $14.5 million from $31.1 million at the beginning of 2002. The effects of an ongoing operating loss and restructuring charges left us with cash and cash equivalents of $4.5 million at the end of the second quarter of 2003. To address the lack of sufficient working capital and the ongoing negative cash flow, we focused on raising additional financing and restructuring the operations of the business. In a two-part transaction, we raised an additional $40.0 million in 2003. Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates signed a securities purchase agreement in July, 2003, later amended in October, 2003, pursuant to which we received $30 million in exchange for issuing demand notes bearing interest at 25% per annum and exchangeable for shares of Series B Preferred Stock. (See Note 1 to the condensed consolidated financial statements for a detailed description of the Series B Financing). In December 2003, after stockholder approval of our transactions with the investors, we exercised our right to draw an additional $10 million from the investors in exchange for additional notes, senior to but otherwise having the same terms as the October notes. The amounts owed on these demand notes, including accreted interest, will total $51 million when due on September 30, 2004. In the event that the term of these notes is not extended or that these notes are not converted into Series B stock or common stock by the investors, or additional financing were not available to retire the notes, we would need to seek protection under applicable bankruptcy laws. We are in discussions with the investors regarding the terms of the notes and their effect on our ability to raise additional capital. However, there can be no assurance that the terms of the notes or the securities issuable upon exchange thereof will be modified.

      Our revenue for the first quarter of 2004 was $26.7 million compared to $38.6 million for the fourth quarter of 2003. Our cash and cash equivalents decreased by $3.6 million from $19.8 million at December 31, 2003 to $16.1 million at April 2, 2004. We believe that the decline in revenue was primarily due to a pronounced seasonal decline in its WWAN business and issues associated with our transition to our next generation ORiNOCO WLAN platform. The decline in quarter over quarter revenue and ongoing negative cash flow is expected to have a negative impact on our future cash position. We believe that we need to obtain additional financing to provide sufficient working capital for the business. In the event such additional financing is not available, we may need to seek protection under applicable bankruptcy laws. In addition, almost all of the shares of common stock we are authorized to issue pursuant to our certificate of incorporation are either outstanding or reserved for future issuance upon the exchange, conversion or exercise of outstanding securities. We may need to seek approval of our stockholders to amend our certificate of incorporation to provide us with sufficient authorized shares for any new equity or convertible debt financing.

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

      We have also recently announced the development of the ORiNOCO Wireless Switching Solution. This product is the cornerstone of a strategic relationship with Motorola and Avaya where the three parties are working to create a converged WiFi/ Cellular solution.

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

Financial Performance

•	Our total revenue, net for the first quarter of 2004 was $26.7 million, a 33.3% decrease over our total revenue, net for the first quarter of 2003. Factors contributing to the revenue decrease included lower than expected carrier units sold resulting from carrier consolidation and delayed deployments. In addition, revenue declined due to sales order flow materializing later than expected in the first quarter of 2004, product availability issues arising from the introduction of a new family of ORiNOCO access point products, and in the first quarter of 2003 a one-time patent license fee of $6.0 million, resulting from the patent litigation settlement with Intersil, as described in Note 17 to the condensed consolidated financial statements.

•	In our two geographies, North America and International, revenue comprised of 50.4% and 49.6%, respectively, of total revenue, net in the first quarter of 2004 and 57.8% and 42.2%, respectively, of total revenue, net in first quarter of 2003.

•	Net loss attributable to common stockholders in the first quarter of 2004 was $17.5 million versus $10.8 million in the first quarter of 2003. The increase from the 2003 quarter to the 2004 quarter is primarily attributable to the decrease in gross profit by $10.6 million, as described below, restructuring charges of $2.2 million recorded in the 2004 quarter, and a decrease in interest income and (expense), net of $1.0 million, partially offset by a decrease in combined research and development and selling, general and administrative expenses of $4.1 million, as described below, and an income tax benefit of $0.7 million.

•	Gross profit or gross margin decreased by $10.6 million or 55.5% from $19.1 million or 47.8% in the first quarter of 2003 to $8.5 million or 31.8% in the first quarter of 2004. Gross profit for the first quarter of 2004 included royalty charges of $0.8 million. Gross profit for the first quarter of 2003 included the one-time license revenue of $6.0 million resulting from the patent litigation settlement with Intersil.

Excluding royalty charges and the one-time license revenue, gross profit or gross margin declined by $3.8 million or 29.0% from $13.1 million or 38.5% in the first quarter of 2003 to $9.3 million or 34.8% in the first quarter of 2004, primarily attributable to lower overhead absorption resulting from lower than expected production volumes, partially offset by a higher percentage of WWAN product sales in the first quarter of 2004 compared to those sales in the first quarter of 2003. WWAN products generally carry higher product gross margins than WLAN products.

•	Combined research and development, selling, general and administrative expenses, and legal expenses for certain litigation improved from $23.0 million in the first quarter of 2003 to $16.7 million in the first quarter of 2004, partially attributable to our restructuring activities and cost reduction efforts implemented in 2003. Legal expenses for certain litigation included $3.0 million of litigation fees associated with our patent lawsuit with Intersil during the first quarter of 2003 and $745,000 of legal fees associated with our litigation with Symbol Technologies during the first quarter of 2004.

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

Revenue Recognition

      Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. A provision for estimated future sales return and warranty costs is recorded at the time revenue is recognized. Proxim has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. Proxim grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is deferred until shipment to end customers by the distributors.

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

Patent Litigation and Infringement Costs

      We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of April 2, 2004 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

      The following table provides results of operations data as a percentage of revenue for the periods presented:

	Three Months Ended

	April 2,	March 28,
	2004	2003

Total revenue, net	100.0%	100.0%
Cost of revenue	65.1	52.3
Royalty charges	3.1	—

Gross profit	31.8	47.7
Operating expenses:	—	—
Research and development	17.1	19.7
Selling, general and administrative	42.6	30.2
Legal expense for certain litigation	2.8	7.5
Amortization of intangible assets	20.1	13.7
Restructuring charges	8.1	—

Total operating expenses	90.7	71.1

Loss from operations	(58.8)	(23.4)
Interest income (expense), net	(3.2)	0.2

Loss before income taxes	(62.1)	(23.2)
Income tax benefit	(2.8)	—

Net loss	(59.3)	(23.2)
Accretion of Series A Preferred Stock obligations	(6.2)	(3.8)

Net loss attributable to common stockholders	(65.5)%	(27.0)%

Comparison of the Three Months Ended April 2, 2004 and March 28, 2003

Total revenue, net

      Revenue consists of product revenues, reduced by estimated sales returns and allowances for price protection. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

      We classify our products into two product lines: Wireless Wide Area Network, or WWAN, product line, and; Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes ORiNOCO 802.11 access point and client card products. Total revenue, net during the three months ended March 28, 2003 also includes one-time license revenue of $6 million related to the settlement agreement with Intersil during the first quarter of 2003 (see Note 17 of the condensed consolidated financial statements). Prior to the March 26, 2002 merger with Proxim, Inc., we did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below.

      Revenue information by product line is as follows (in thousands):

	Three Months Ended

	April 2,	March 28,
Product Line	2004	2003

WWAN	$13,074	$16,607
WLAN	13,623	17,422
WLAN license revenue	—	6,000

Total revenue	$26,697	$40,029

      We sell our products worldwide through a direct sales force, independent distributors, and value-added resellers. We currently operate in two geographic regions: North America and International. Revenue outside of North America are primarily export sales denominated in United States dollars. Disaggregated financial information regarding our revenue by geographic region is as follows (in thousands):

	Three Months Ended

	April 2,	March 28,
Geographic Region	2004	2003

North America	$13,453	$17,122
North America license revenue	—	6,000
International	13,244	16,907

Total revenue	$26,697	$40,029

      Two customers accounted for 14.3% and 12.5% of total revenue for the first quarter of 2004, respectively. One customer accounted for 15.0% of total revenue for the first quarter of 2003.

      Total revenue, net decreased 33.3% from $40.0 million in the first quarter of 2003 to $26.7 million in the first quarter of 2004. The decrease was attributable to lower than expected carrier units sold resulting from carrier consolidation and delayed deployments. In addition, revenue declined due to sales order flow materializing later in the 2004 quarter, product availability issues arising from the introduction of a new family of ORiNOCO access point products, and in the 2003 quarter a one-time patent license fee of $6.0 million, resulting from the patent litigation settlement with Intersil, as described in Note 17 to the condensed consolidated financial statements.

Cost of Revenue

      Cost of revenue decreased 17.0% from $20.9 million in the first quarter of 2003 to $17.4 million in the first quarter of 2004. As a percentage of total revenue, net, cost of revenue increased from 52.3% in the first quarter of 2003 to 65.1% in the first quarter of 2004. Included in total revenue, net in the first quarter of 2003 was the $6.0 million license revenue in connection with the patent litigation settlement with Intersil. Excluding the $6.0 million license revenue, cost of revenue as a percentage of product revenue increased from 61.5% in the first quarter of 2003 to 65.1% in the first quarter of 2004. The decrease was primarily attributable to lower overhead absorption resulting from lower than expected production volumes, partially offset by a higher percentage of WWAN product sales in the first quarter of 2004 compared to those sales in the first quarter of 2003. WWAN products generally carry higher product gross margins than WLAN products.

     Royalty Charges

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. While the actual amount of past royalties due has not been finally determined, we recorded an accrual for estimated potential royalty charges of $23.9 million and $3.0 million for interest as of December 31, 2003. During the first quarter of 2004, we recorded an accrual for estimated potential royalty charges of $828,000 and $85,000 for interest. See Note 17 of the consolidated financial statements for further description of the Symbol litigation.

     Research and Development Expense

      Research and development expenses decreased 42.2% from $7.9 million or 19.1% of total revenue, net in the first quarter of 2003 to $4.6 million or 17.1% of total revenue, net in the first quarter of 2004. The decrease in research and development expense was primarily attributable to the reduction in workforce implemented in 2003, resulting in decreased personnel expenses. Severance pay associated with the workforce reduction was included in the restructuring charges recorded in 2003.

     Selling, General and Administrative Expense

      Selling, general and administrative expenses decreased 6.0% from $12.1 million or 30.1% of total revenue, net in the first quarter of 2003 to $11.4 million or 42.6% of total revenue, net in the first quarter of 2004. The decrease in selling, general and administrative expenses from the first quarter of 2003 to the first quarter of 2004 was primarily attributable to the workforce reduction implemented in 2003, resulting in reduced personnel expenses.

     Legal Expense for Certain Litigation

      Legal expenses for certain litigation of $3.0 million incurred in the first quarter of 2003 represented litigation fees associated with our patent lawsuit with Intersil. As described in Part II, Item 1, Legal Proceedings, we settled our lawsuit with Intersil and recorded license revenue of $6.0 million in the first quarter of 2003. Legal expenses for certain litigation of $745,000 incurred in the first quarter of 2004 represented legal fees in connection with our litigation with Symbol Technologies. Please refer to Part II, Item 1, Legal Proceedings for a description of our litigation.

     Amortization of Intangible Assets

      Amortization of intangible assets was $5.5 million in the first quarter of 2003 compared to $5.4 million in the first quarter of 2004.

     Restructuring Charges for Severance and Excess Facilities

      During the three months ended April 2, 2004, the Company recorded restructuring charges of $2.2 million, consisting of $2.0 million of cash provisions and $0.2 million of non-cash provisions for abandoned property and equipment. The $2.0 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of a Sunnyvale facility, which was closed during the first quarter of 2004, and $0.6 million of severance payments for five employees.

      The following table summarizes the restructuring activities in 2003 and the three months ended April 2, 2004 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2002	$—	$30,450	$—	$—	$30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	601	1,447	—	119	2,167
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(2,424)	(856)	—	—	(3,280)

Balance as of April 2, 2004	$1,797	$12,175	$—	$600	$14,572

     Interest Income (Expense), Net

      Interest income (expense), net decreased from income of $99,000 in the first quarter of 2003 to expense of $858,000 in the first quarter of 2004. The following table summarizes interest income (expense), net (in thousands):

	Three Months Ended

	April 2,	March 28,
	2004	2003

Interest expense on royalty charges	$(85)	$—
Interest expense on convertible notes	(2,548)	—
Amortization of debt discount and issuance costs	(2,892)	—
Revaluation of common stock warrants	5,100	—
Loss on disposal of property and equipment	(350)	—
Other interest income (expense), net	(83)	99

	$(858)	$99

     Income Tax Benefit

      The income tax benefit recorded during the three months ended April 2, 2004 represents the reversal of the valuation allowance of deferred tax assets to offset the deferred tax liability arising from the revaluation of short-term investments.

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

Liquidity and Capital Resources

     Sources and Use of Cash

      Cash and cash equivalents decreased by $3.7 million from $19.8 million at December 31, 2003 to $16.1 million at April 2, 2004.

      Net cash used in operating activities for the three months ended April 2, 2004 was $3.5 million, attributable to the net loss after the effect of non-cash charges and a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in accounts receivable, a decrease in inventory excluding restructuring charges, a decrease in restricted cash and other assets, current and non-current, and an increase in accrued royalties and interest. Net cash used in operating activities for the three months ended March 28, 2003 was $1.4 million and was attributable to the net loss after the effect of non-cash charges and an increase in inventory, partially offset by a decrease in accounts receivable, a decrease in restricted cash and other assets, current and non-current, and an increase in accounts payable and other accrued liabilities.

      Net cash used in investing activities for the three months ended April 2, 2004 was $292,000 and represented capital spending. Net cash provided by investing activities for the three months ended March 28, 2003 was $150,000, attributable to proceeds from repayment of a portion of a loan to a former officer, offset by capital spending of $350,000. As discussed in Note 6 to the condensed consolidated financial statements, we intend to continue to seek repayment on the outstanding loan balance from this former officer.

      Net cash provided by financing activities for the three months ended April 2, 2004 was $138,000 and was attributable to the issuance of common stock, net of $437,000, offset by principal payments on capital lease obligations of $299,000. Net cash provided by financing activities for the three months ended March 28, 2003 was $136,000 and represented the issuance of common stock, net.

     Contractual Commitments

      We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of April 2, 2004 were as follows (in thousands):

	Payments Due By Period

		Year Ending December 31,
	Total Amounts
	Committed	2004	2005	2006	2007	2008	Thereafter

Severance pay	$1,797	$1,797	$—	$—	$—	$—	$—
Repayment of convertible notes	50,753	50,753	—	—	—	—	—
Operating leases	37,582	5,894	7,740	6,708	6,371	6,435	4,434
Capital leases	1,870	937	901	32	—	—	—
Project commitments	815	815	—	—	—	—	—
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899	—	—

	$199,716	$60,196	$8,641	$6,740	$113,270	$6,435	$4,434

      We are required to repay the convertible promissory notes in September 2004 if they have not been exchanged for Series B Preferred Stock.

      We are required to redeem all outstanding shares of Series A Preferred Stock for cash in August 2007 if they have not been previously converted into common stock.

      For the three months ended April 2, 2004 and the years ended December 31, 2003 and 2002, we recorded restructuring charges of $19.5 million related to the committed future lease payments for closed facilities, net of estimated future sublease receipts and reversal of previously recorded provision, which are included in the operating leases caption above. As of April 2, 2004, we had unconditional purchase order commitments of $815,000, which are included as accrued liabilities.

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

      Under the Amended A/ R Financing Agreement, we may borrow up to $20 million in total. First, we may borrow up to $10 million by financing a portion of our eligible accounts receivable, primarily to our customers in the United States. Under this arrangement, we may accept for collection through a lockbox arrangement accounts receivable from us, and in return we will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to us the difference between the amount collected and the amount initially advanced to us, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, we must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. We must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/ R Financing Agreement, or (iii) July 31, 2004. Second, we may borrow up to an additional $10 million, under which we are required to maintain a compensating cash balance equal to such borrowings.

      Under the A/ R Financing Agreement, the Company may receive temporary advances from the Lender in excess of the availability otherwise applicable under the A/ R Financing Agreement (“Temporary Overadvances”), in an amount equal to $4.0 million for advances relating to letters of credit and in an amount equal to $4.0 million to be used for working capital purposes. The Company may receive Temporary Overadvances under this arrangement through May 31, 2004. This Temporary Overadvances arrangement may be renewed upon agreement by both the Company and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

      As of April 2, 2004, no borrowings were outstanding under the Amended A/ R Financing Agreement.

      Obligations under the amended A/ R Financing Agreement are secured by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and Broadview Capital under the secured promissory notes issued in July 2003 and amended in October 2003 and the senior secured promissory notes issued in December 2003. The amended A/ R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business. Under the Amended A/ R Financing Agreement, the events of default also include any judgment, restraining order, injunction or any material adverse development in connection with a lawsuit filed by Symbol Technologies before the U.S. District Court for the District of Delaware. Please refer to Part II, Item 1, Legal Proceedings for a further description of the litigation with Symbol Technologies. Under the Amended A/ R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. In addition, we are required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/ R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender.

     Other Restructuring Activities

      We have taken steps to reduce our expenses from operations by decreasing research and development and general and administrative expenses in order to begin generating cash flow from operations. Restructuring charges related primarily to severance payments.

      Restructuring charges for the three months ended April 2, 2004 were $2.2 million, consisting of $2.0 million of cash provisions and $0.2 million of non-cash provisions for abandoned property and equipment. The $2.0 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of a Sunnyvale facility, which was closed during the first quarter of 2004, and $0.6 million of severance payments for five employees.

     Debt Financing

      In April 2003, our management and board of directors recognized our need to secure additional funding to support our growth objectives and strengthen our balance sheet position. During 2003, Warburg Pincus Private Equity VIII, L.P. and Broadview Capital Partners L.P. and affiliates invested an aggregate of $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B Preferred Stock, and warrants to purchase an aggregate of 24 million shares of our common stock. Please refer to Note 1 to the condensed consolidated financial statements for a detailed description of our recent transactions with these Investors, the terms of the Notes and warrants, including terms of conversion and exercise thereof, and our Amended Agreement with the Investors.

      In the event of default or change of control occurs or these Investors decide not to exchange the Notes for Series B Preferred Stock and/or common stock or extend their maturity date, we may be required to repay the Notes upon the earlier of demand by these investors or the September 30, 2004 maturity date. If we were required to repay the Notes, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to repay the Notes, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. We are in discussions with the investors regarding the terms of the Notes and their effect on our ability to raise additional capital. However, there can be no assurance that the terms of the notes or the securities issuable upon exchange thereof will be modified.

     Litigation with Symbol Technologies

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringes two of Symbol’s patents and assessed a 6% royalty. While the actual amount of past royalties due has not been finally determined, as of April 2, 2004, we have recorded an accrual for potential estimated royalties payable of $24.7 million and $3.1 million for interest.. We have not been enjoined from continued sales of these products. We will continue to evaluate and review its estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. On November 24, 2003, the District Court conducted a one-day bench trial on our equitable defenses of laches and estoppel not addressed by the jury. The District Court has not reached a decision on the equitable defenses.

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

      Depending upon the final ruling of the litigation with Symbol, we may be required to pay royalty charges and interest at the time specified by the court. Our current estimate of approximately $27.8 million for royalties and interest is not included in the above disclosure of future payments under contractual obligations.

     Additional Sources of Financing

      Our revenue declined from $38.6 million in the fourth quarter of 2003 to $26.7 million in the first quarter of 2004. The decline in quarter over quarter revenue and ongoing negative cash flows from operations is expected to have a negative impact on our future cash position. In addition, we have incurred substantial losses and negative cash flows from operations during the first quarter ended April 2, 2004 and the years ended December 31, 2003, 2002 and 2001, and had an accumulated deficit of $415.2 million as of April 2, 2004. We believe that we need to obtain additional financing to provide sufficient working capital for the business. Our ability to raise funds may be adversely affected by a number of factors relating to us, such as the terms of the Notes and our other agreements with the Investors, as well as factors beyond our control, including market uncertainty and conditions in the capital markets. In addition, almost all of the shares of common stock we are authorized to issue pursuant to our certificate of incorporation are either outstanding or reserved for future issuance upon the exchange, conversion or exercise of outstanding securities. We may need to seek approval of our stockholders to amend our certificate of incorporation to provide us with sufficient authorized shares for any new equity or convertible debt financing. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution. In the event that such additional financing is not available, we may need to seek protection under applicable bankruptcy laws. If we were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, which may be owed to Silicon Valley Bank, either due to an event of default or otherwise, we will be required to obtain immediate alternative sources of financing in excess of the additional financing required to provide sufficient working capital for the business. If we were not able to obtain such alternative sources of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

Recent Accounting Pronouncements

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the effect of adopting EITF 03-06 on its results of operations.

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

We believe that we need to obtain additional capital in the future and may not be able to secure adequate funds on terms acceptable to us or to our Investors.

      Our revenue declined from $38.6 million in the fourth quarter of 2003 to $26.7 million in the first quarter of 2004. The decline in quarter over quarter revenue and ongoing negative cash flows from operations is expected to have a negative impact on our future cash position. In addition, we have incurred substantial losses and negative cash flows from operations during the three months ended April 2, 2004 and the years ended December 31, 2003, 2002 and 2001, and have an accumulated deficit of $415.2 million as of April 2, 2004.

      We believe that we need to obtain additional financing to provide sufficient working capital for the business. Our ability to raise funds may be adversely affected by a number of factors relating to us, such as the terms of the Notes and our other agreements with the Investors, as well as factors beyond our control, including market uncertainty and conditions in the capital markets. In addition, almost all of the shares of common stock we are authorized to issue pursuant to our certificate of incorporation are either outstanding or reserved for future issuance upon the exchange, conversion or exercise of outstanding securities. We may need to seek approval of our stockholders to amend our certificate of incorporation to provide us with sufficient authorized shares for any new equity or convertible debt financing. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution. In the event that such additional financing is not available, we may need to seek protection under applicable bankruptcy laws.

      During 2003, Warburg Pincus and Broadview Capital invested $40 million in us in exchange for the Notes Series B Preferred Stock and warrants to purchase our common stock. Please refer to Note 1 to the condensed consolidated financial statements for a detailed description of our recent transactions with Warburg Pincus and Broadview Capital Partners (the “Investors”), the terms of the secured exchangeable promissory notes (the “Notes”), and our amended and restated securities purchase agreement with the Investors (the “Amended Agreement”).

      If the Investors decide not to exchange the Notes for our Series B Preferred Stock and/or common stock, or the term of the notes is extended, we are required to repay the Notes upon the earlier of the September 30, 2004 maturity date or upon demand by the Investors in connection with an event of default or a change of control of Proxim. In particular, if the proceedings before the court in our litigation with Symbol are not decided in our favor, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to appeal the court’s decision. Any additional adverse ruling or judgment in this litigation that requires us to render payment or post a bond equal to or greater than $10 million, and any other ruling or judgment in this or any other litigation that is material and adverse to us, triggers an event of default under the Notes. Upon such occurrence, the Investors would have the ability to require us to repay the Notes. In addition, entry of any judgment, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under our secured credit facility with Silicon Valley Bank, and Silicon Valley Bank could require us to repay any outstanding amounts owed under the credit facility and prohibit us from borrowing any additional amounts.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the Notes and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing in excess of the additional financing required to provide sufficient capital for the business. If we were not able to obtain an alternative source of financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

We are not profitable and may not be profitable in the future.

      For the three months ended April 2, 2004 and the year ended December 31, 2003 we had a net loss attributable to holders of our common stock of $17.5 million and $133.7 million, respectively. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and the limited histories of Western Multiplex, Proxim, Inc. and the Agere 802.11 wireless systems business we acquired, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

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

      We have issued Notes with an aggregate principal amount of $40 million to Warburg Pincus and Broadview Capital. These notes are accruing interest at an annual rate of 25%. Please refer to Note 1 to the condensed consolidated financial statements for a detailed description of these recent transactions and the terms of the Notes and our Amended Agreement with these Investors. The terms of the Notes and the Amended Agreement may impair our ability to secure additional financing from other sources. While the Notes are outstanding, we may not generally, without the prior written consent of the Investors holding a majority of the principal amount of the Notes:

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

      Historically, we do not operate with a significant order backlog and a substantial portion of our revenues in any quarter is derived from orders booked and shipped in that quarter. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, we did not achieve our revenue targets in the first and second quarters of 2003 and the first quarter of 2004.

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

      The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. Our Investors hold outstanding shares of Series A preferred stock convertible into an aggregate of 41,997,119 shares of common stock as of May 5, 2004. Including additional accretion at an annual rate of 8% through August 5, 2005, the Series A preferred stock will be convertible into an aggregate of 46,314,752 shares of common stock. The Investors also hold Notes exchangeable for shares of our Series B Preferred Stock, which is then convertible into our common stock. Assuming exchange of the Notes on their maturity date of September 30, 2004, the Investors will receive Series B Preferred Stock immediately convertible into 44,414,830 shares of our common stock. Including additional accretion at an annual rate of 14% through the seventh anniversary of the date of issuance of the Series B Preferred Stock, the Series B Preferred Stock will be convertible into 116,330,766 shares of our common stock. In addition, the Investors currently hold warrants to purchase an aggregate of 18,301,612 shares of our common stock at an exercise price of $2.05 per share, 18,000,000 shares of common stock at an exercise price of $1.46 per share and 6,000,000 shares of our common stock at an exercise price of $1.53 per share.

      Assuming conversion of the notes on their maturity date of September 30, 2004, the Series B Preferred Stock issuable upon conversion of the notes, the Series A Preferred Stock, and the warrants held by the Series A and Series B Preferred Stock investors, would be expected to represent approximately 51.3% of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of May 5, 2004, and excluding total outstanding employee options and other warrants to purchase approximately 30,892,084 shares and 2,651,306 shares, respectively, of common stock.

      We have agreed to file a registration statement on Form S-1, or, if available, Form S-3, with the Securities and Exchange Commission (the “SEC”) by June 15, 2004. Upon the effectiveness of such registration statement, the investors will have the right to resell any shares of common stock issuable upon conversion of the Series A preferred stock and Series B Preferred Stock and upon exercise of all of the warrants issued in connection with the Series A Preferred Stock and Series B Preferred Stock.

      In addition to these securities, as of May 5, 2004, options and warrants to acquire 30,892,084 and 2,651,306 shares, respectively, of our common stock were outstanding. Also, as of May 5, 2004, approximately an additional 11,770,369 shares of our common stock were reserved for issuance to our employees under existing and/or assumed stock option plans.

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

      We face competition from numerous companies that have developed competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11a/b/g products. We are also facing future competition from companies that offer products, which replace network adapters or offer alternative communications solutions (such as the integrated wireless functionality on the Intel Centrino computer chip), or from large computer companies, PC peripheral companies, as well as other large networking equipment companies that integrate network adapters into their products. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

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

      Given the emerging nature of the WLAN market, there can be no assurance that the products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies, including cellular. Currently, cellular companies are developing 3rd generation technologies designed to transmit data at up to 2 mbps. In particular, Verizon has already announced an initiative based on this technology known as EV-DO. Cellular technology today has an inherent advantage of being more ubiquitous than WLAN hotspot technology. There can be no assurance that the Company’s current product offerings will be competitive with cellular or other WLAN technologies in the future.

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

      During the three months ended April 2, 2004 and years ended December 31, 2003 and 2002, international sales accounted for approximately 49%, 41% and 38% of our total sales, respectively. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue. There are certain risks inherent in doing business in international markets, including the following:

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

      Our WWAN business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. Two distributors accounted for 14.3% and 12.5% of our total revenue for the three months ended April 2, 2004, and one distributor accounted for approximately 14% and 23% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. In addition, as we continue the development of our distribution channels, we may consolidate demand through fewer, larger distributors in order to effectively manage a growing base of VARs, resellers and sub-distributors.

We depend on limited suppliers for key components that are difficult to manufacture, and because we may not have long-term arrangements with these suppliers, we could experience disruptions in supply that could decrease or delay the recognition of revenues.

      We depend on single or limited source suppliers for several key components used in our products. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We do not have any long-term arrangements with our suppliers and could be at a disadvantage compared to other companies, particularly larger companies that have contractual rights or preferred purchasing arrangements. In addition, during periods of capacity constraint, we are disadvantaged compared to better capitalized companies, as suppliers have in the past and may in the future choose not to do business with us, or may require letters of credit guaranteeing our obligations, as a result of our financial condition. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

We have limited manufacturing capabilities and we will need to increasingly depend on contract manufacturers for our manufacturing requirements.

      We have limited manufacturing capability in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. For example, as part of our restructuring charge in the second quarter of 2003, we increased our provision for excess and obsolete inventory by $22.5 million, primarily related to legacy WWAN products. As a part of our restructuring charge in the first quarter of 2002, we increased our provision for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments, primarily related to legacy WLAN products. These provisions related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

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

      Our reliance on contract manufacturers could subject us to additional costs or delays in product shipments as demand for our products increases or decreases. As demand for wireless products increases, our contract manufacturers are experiencing increasing lead times for many components increasing the possibility that they will be unable to satisfy our product requirements in a timely fashion. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies or the loss of a contract manufacturer would result in costs to acquire additional manufacturing capacity and delays in shipments of our products, materially adversely affecting our business and operating results. In addition, cancellations in orders as a result of decreases in demand for products may subject us to claims for damages. In this regard, we are party to disputes, including legal actions, with a number of suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes.

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

      If we experience warranty failure that indicate either manufacturing or design deficiencies, we may be required to recall units in the field and or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. Because customers often delay deployment of a full system until they have tested the products and any defects have been corrected, we expect these revisions to cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time. End users have discovered errors in our products in the future. If the costs of remediating problems experienced by our customers exceed our warranty reserves, these costs may adversely affect our operating results.

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

      Our success depends to a large extent on the continued services of Mr. Frank Plastina, our President and Chief Executive Officer, Mr. Kevin Duffy, our Executive Vice President and Chief Operating Officer, Mr. Michael D. Angel, our Executive Vice President and Chief Financial Officer, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and a majority of our operations are located.

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

      Warburg Pincus and entities affiliated with Broadview Capital Partners hold outstanding shares of Series A preferred stock convertible into an aggregate of 41,997,199 shares of common stock as of May 5, 2004. Including additional accretion at an annual rate of 8% through August 5, 2005, the Series A preferred stock will be convertible into an aggregate of 46,314,752 shares of common stock. The Investors also hold Notes exchangeable for shares of our Series B Preferred Stock, which is then convertible into our common stock. Assuming exchange of the Notes on their maturity date of September 30, 2004, the Investors will receive Series B Preferred Stock immediately convertible into 44,414,830 shares of our common stock. Including additional accretion at an annual rate of 14% through the seventh anniversary of the date of issuance of the Series B Preferred Stock, the Series B Preferred Stock will be convertible into 116,330,766 shares of our common stock. In addition, the Investors currently hold warrants to purchase an aggregate of 18,301,612 shares of our common stock at an exercise price of $2.05 per share, 18,000,000 shares of our common stock at an exercise price of $1.46 per share and 6,000,000 shares of our common stock at an exercise price of $1.53 per share.

      Assuming conversion of the notes on their maturity date of September 30, 2004, the Series B Preferred Stock issuable upon conversion of the notes, the Series A Preferred Stock, and the warrants held by the Series A and Series B Preferred Stock investors, would be expected to represent approximately 51.3% of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of May 5, 2004, and excluding outstanding employee options and warrants to purchase approximately 30,892,084 shares and 2,651,306 shares, respectively, of common stock.

      The Investors are able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of these stockholders may be different than those of other stockholders of our company. In addition, the significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of our company or otherwise discouraging a potential acquirer from obtaining control of our company.

As holders of our Series A preferred stock, the Investors have rights that are senior to those of our common stock. Upon exchange of the Notes for Series B Preferred Stock the Investors will have additional rights that are senior to those of our common stock.

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

      The communications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. There can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to our business and diversion of our personnel, require us to develop new technology or enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement to indemnify our customers could have a material adverse effect on our business, results of operations or financial condition.

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

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringes two of Symbol’s patents and assessed a 6% royalty. As of April 2, 2004, we recorded an accrual for potential estimated royalties payable of $24.7 million and $3.1 million for interest. We have not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. In November 2003, the court conducted a bench trial on our remaining equitable defenses not addressed by the jury and proceedings in the case continue. We will continue to evaluate and review our estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. In addition, our cash flows will not be immediately affected by this verdict, pending completion of related proceedings.

      On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. The parties are currently conducting discovery. A trial date has not been set.

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on May 5, 2004, Active’s net claim is approximately $3.5 million. This case is in its earliest stages, as discovery has not yet commenced and a trial date has not been established.

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

      In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our wireless products are certified for unlicensed operation in the 902-928 MHz, 2.4-2.4835 GHz, 5.15-5.35 GHz and 5.725-5.825 GHz frequency bands, and we expect soon to have certified products in the newly opened 5.470-5.725 GHz band. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems unlicensed status in the frequency band. In the event that there is interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the availability of spectrum, changes in the allowed use spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

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

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

      Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

      During March 2004 the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

      The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 14 of the notes to condensed consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Investment Risk

      We are exposed to market risk as it relates to changes in the fair value of our investments. We have invested in an equity instrument in a private company, which completed its initial public offering in February 2004. This equity investment, in a technology company, is subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of April 2,

2004, we had $1.1 million of unrealized gain, net of tax on this investment recorded as a separate component of stockholders’ deficit. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control.

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

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringes two of Symbol’s patents and assessed a 6% royalty. As of April 2, 2004, we recorded an accrual for potential, estimated royalties payable of $24.7 million and $3.1 million for interest. We have not been enjoined from continued sales of these products, and royalty payments, if any, on these sales have not been determined by the court. In November 2003, the court conducted a bench trial on our remaining equitable defenses not addressed by the jury and proceedings in the case continue. We will continue to evaluate and review our estimate of the royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded. In addition, our cash flows will not be immediately affected by this verdict, pending completion of related proceedings.

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

      On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. The parties are currently conducting discovery. A trial date has not been set.

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on May 5, 2004, Active’s net claim is approximately $3.5 million. This case is in its earliest stages, as discovery has not yet commenced and a trial date has not been established.

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

Item 5.	Other Information

      On April 6, 2004, the corporate governance and nominating committee (“CGNC”) of the Company’s Board of Directors adopted a Director Nomination and Stockholder Communications Policy which, among other things, sets forth a list of minimum qualifications for directors and formalizes the procedure by which the Company’s stockholders can recommend to the CGNC potential nominees for election to the Company’s Board of Directors.

      Pursuant to the Director Nomination and Stockholder Communications Policy adopted by the CGNC, the Company’s stockholders may submit names of prospective candidates for election to the Board of Directors by sending an email to the Secretary of the Company at secretary@proxim.com for referral to the CGNC. Alternatively, stockholders may submit such recommendations by mail to the following address: Board of Directors, c/o Corporate Secretary, Proxim Corporation, 935 Stewart Drive, Sunnyvale, California 94085. Any stockholder recommendations should include the candidate’s name and qualifications for membership on the Board of Directors. The CGNC will consider persons properly recommended by the Company’s stockholders in the same manner as persons recommended by the Board of Directors, individual directors or management.

      Any stockholder who wishes to make a nomination for election to the Board of Directors at an annual or special meeting for the election of directors must comply with procedures set forth in the Company’s bylaws.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit
Number	Description

10.65	Amendment to Loan Documents and Waiver, dated as of October 31, 2003, between the Registrant and Silicon Valley Bank.
10.66	Amended Overadvance LC Rider, dated as of October 31, 2003, between the Registrant and Silicon Valley Bank.
10.67	Amendment to Overadvance LC Rider, dated as of March 31, 2004, between the Registrant and Silicon Valley Bank.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

B.	Reports on Form 8-K

Date	Item Reported

January 27, 2004	On January 27, 2004, the Registrant issued a press release announcing financial results for the quarter and fiscal year ended December 31, 2003 and furnished its press release on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROXIM CORPORATION

By:	/s/ MICHAEL D. ANGEL

Michael D. Angel
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 11, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.65	Amendment to Loan Documents and Waiver, dated as of October 31, 2003, between the Registrant and Silicon Valley Bank.
10.66	Amended Overadvance LC Rider, dated as of October 31, 2003, between the Registrant and Silicon Valley Bank.
10.67	Amendment to Overadvance LC Rider, dated as of March 31, 2004, between the Registrant and Silicon Valley Bank.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer