Form 10-Q
period 2004-07-02
PROXIM CORP
filed 2004-08-11
CIK 1112263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 2, 2004

or

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

      The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of August 4, 2004, was 123,510,674. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PROXIM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	December 31,
	2004	2003

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,441	$19,756
Short-term investments	2,510	—
Accounts receivable, net	9,134	13,961
Inventory	18,056	19,939
Other current assets	4,466	5,301

Total current assets	45,607	58,957
Property and equipment, net	6,373	7,522
Goodwill	9,726	9,726
Intangible assets, net	29,604	40,333
Restricted cash	770	1,254
Other assets	427	2,316

Total assets	$92,507	$120,108

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,738	$10,500
Capital lease obligations, current	1,218	1,176
Accrued royalties and interest	28,738	26,906
Other accrued liabilities	18,311	20,804
Convertible promissory notes	—	34,735

Total current liabilities	58,005	94,121
Convertible promissory notes refinanced (Note 1)	45,551	—
Capital lease obligations, long-term	342	934
Long-term debt	101	101
Restructuring accruals, long-term	8,428	8,660
Common stock warrants	8,000	21,800

Total liabilities	120,427	125,616

Commitments and contingencies (Notes 15 and 17)
Mandatorily redeemable convertible preferred stock: 25,000,000 shares authorized; Series A, par value $.01; 3,000,000 shares issued and outstanding at July 2, 2004 and December 31, 2003, respectively	78,325	73,580

Stockholders’ deficit:
Common stock, Class A, par value $.01; authorized 390,000,000 shares: 165,593,851 and 165,037,194 shares issued and outstanding at July 2, 2004 and December 31, 2003, respectively	1,656	1,650
Common stock, Class B, par value $.01; authorized 10,000,000 shares: no shares issued and outstanding at July 2, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	339,439	339,311
Treasury stock, at cost; 42,185,534 shares at July 2, 2004 and December 31, 2003	(21,585)	(21,585)
Notes receivable from stockholders	(711)	(711)
Accumulated deficit	(425,350)	(397,753)
Accumulated other comprehensive income	306	—

Total stockholders’ deficit	(106,245)	(79,088)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$92,507	$120,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Product revenue, net	$31,417	$34,805	$58,114	$68,834
License revenue	—	—	—	6,000

Total revenue, net	31,417	34,805	58,114	74,834
Cost of revenue	20,140	21,701	37,517	42,629
Royalty charges	789	—	1,617	—
Restructuring provision for excess and obsolete inventory	—	22,549	—	22,549

Gross profit (loss)	10,488	(9,445)	18,980	9,656
Operating expenses:
Research and development	4,858	6,234	9,412	14,117
Selling, general and administrative	11,227	12,446	22,598	24,541
Legal expense for certain litigation	200	1,000	945	4,000
Amortization of intangible assets	5,364	5,365	10,729	10,865
Restructuring charges (benefit)	(138)	12,492	2,029	12,492

Total operating expenses	21,511	37,537	45,713	66,015

Loss from operations	(11,023)	(46,982)	(26,733)	(56,359)
Interest expense	(2,719)	(192)	(5,435)	(93)
Other income (expense), net	5,855	—	7,713	—

Loss before income taxes	(7,887)	(47,174)	(24,455)	(56,452)
Income tax provision (benefit)	542	—	(203)	—

Net loss	(8,429)	(47,174)	(24,252)	(56,452)
Accretion of Series A Preferred Stock obligations	(1,687)	(1,560)	(3,345)	(3,085)

Net loss attributable to common stockholders — basic and diluted	$(10,116)	$(48,734)	$(27,597)	$(59,537)

Net loss per share attributable to common stockholders — basic and diluted	$(0.08)	$(0.40)	$(0.22)	$(0.49)

Shares used to compute net loss per share — basic and diluted	123,404	121,714	123,293	120,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Ended

	July 2,	June 27,
	2004	2003

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net loss	$(24,252)	$(56,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,870	12,819
Amortization of warrants issued to customer	348	—
Provision for excess and obsolete inventory and lower of cost or market	2,115
Restructuring provision for excess and obsolete inventory	—	22,549
Restructuring charges	2,029	12,492
Loss on disposition of property and equipment	350	—
Amortization of debt discount on convertible notes and issuance costs	5,737	—
Deferred income taxes	(203)
Revaluation of common stock warrants	(13,800)	—
Changes in assets and liabilities:
Accounts receivable, net	4,827	3,084
Inventory	(232)	(8,129)
Restricted cash and other assets, current and non-current	(1,262)	2,510
Accounts payable and other accrued liabilities	2,891	(2,529)
Accrued royalties and interest	1,832	—

Net cash used in operating activities	(7,750)	(13,656)

Cash flows from investing activities:
Purchase of property and equipment	(416)	(2,567)
Proceeds from repayment of loan to officer	—	500

Net cash used in investing activities	(416)	(2,067)

Cash flows from financing activities:
Borrowings on short-term bank loan	—	1,981
Borrowings on capital lease obligations	—	1,605
Principal payments on capital lease obligations	(595)	(302)
Proceeds from repayments of notes receivable from stockholders	—	187
Issuance of common stock, net	446	237

Net cash provided by (used in) financing activities	(149)	3,708

Net decrease in cash and cash equivalents	(8,315)	(12,015)
Cash and cash equivalents at beginning of period	19,756	16,535

Cash and cash equivalents at end of period	$11,441	$4,520

Supplemental disclosures:
Cash received (paid) during the period for:
Income taxes	$—	$1,655

Interest on capital lease obligations	$(18)	$(28)

Non-cash transactions:
Inception of capital leases	$45	$824

Accretion of Series A Preferred Stock redemption obligations	$4,745	$4,550

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

Subsequent Events

Litigation with Symbol

      On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol Technologies, Inc. (“Symbol”). On Symbol’s claims of patent infringement, the jury found that certain of the Company’s products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. On November 24, 2003, the District Court conducted a one-day bench trial on the Company’s equitable defenses not addressed by the jury.

      On July 29, 2004, the Company announced that the court has denied the Company’s equitable defenses and has determined that the jury’s award of a 6% royalty on the Company’s sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The court entered its judgment on this matter on August 4, 2004. The Company is not presently enjoined from continued sales of these products, and the court denied Symbol’s request that it impose a court ordered royalty on future sales of these products by the Company. On August 6, 2004, Symbol filed a motion for entry of a permanent injunction against further manufacture and sale of the Company’s products found to infringe Symbol’s patents. The Company intends to oppose this motion. If the Company is enjoined from future sales of these products and is not able to negotiate a license arrangement with acceptable royalty rates, its revenue, results of operations and financial condition would be materially adversely affected.

      The Company has fully accrued for the awarded amount in its financial statements since the date of the initial jury award in September 2003. As of July 2, 2004, the Company had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. As of July 2, 2004, the Company’s accrual in the aggregate for estimated potential

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

royalties and interest was $28.7 million. Depending upon the outcome of the litigation with Symbol, the Company may be required to pay royalty charges and interest at the time specified by the court. The Company will continue to evaluate and review its estimate of royalties and interest payable from time to time for any indications that could require the Company to change its assumptions relating to the amount already recorded.

      To date, the Company has not incurred immediate financial obligation to Symbol as a result of this decision and the Company intends to file a motion to stay execution on the judgment, pending completion of all related proceedings, including post trial motions on this matter. On August 10, 2004, Symbol informed the Company that it will attempt to execute on the judgment. The court could deny the Company’s motion to stay execution of the judgment or could require the Company to post a bond to secure our post-trial motions.

      Although the Company has recorded an accrual for $28.7 million in connection with the Symbol litigation, the Company does not have sufficient cash to pay or post a bond in this amount. If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the Bridge Loans (defined below) and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, the Company would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, the Company would have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and be required to seek protection under applicable bankruptcy laws. There can be no assurance that alternative sources of financing will be available to the Company. The Company intends to vigorously defend itself in this litigation and to consider all available options after the conclusion of all matters before the court.

      Additionally, any further adverse ruling or judgment in this litigation that results in the obligation of the Company and/or any of its subsidiaries under GAAP (generally accepted accounting principles) to establish an additional reserve in respect of such ruling or judgment in an amount excess of $5 million, and any other ruling or judgment in any other litigation that is material and adverse to the Company, triggers an event of default under the Bridge Loan (defined below) agreement with Warburg Pincus and BCP Capital, L.P. and affiliates. Upon such occurrence, the Investors would have the ability to require the Company to repay the Bridge Loan. If the judgment entered on August 4, 2004 is not vacated, discharged, stayed or bonded pending appeal within thirty days thereof, the Company would be in default under the terms of the Bridge Loan and the Investors would have the right to require the Company to repay the Bridge Loan. In addition, an attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the right to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts. The occurrence of an event of default under the secured credit facility with Silicon Valley Bank would trigger an event of default under the Bridge Loan if outstanding amounts owed under the credit facility exceeded $1 million. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the credit facility.

Capital Restructuring and Bridge Loan

      On July 27, 2004, the Company entered into an agreement with its strategic investors, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P. (formerly known as Broadview Capital Partners, L.P.) and affiliates (collectively, the “Investors”) to restructure their equity instruments and debt holdings in the Company. Pursuant to the terms of the securities purchase agreement, on July 30, 2004, the Investors exchanged the $49.0 million in aggregate amount of secured convertible promissory notes, including accrued but unpaid interest of $9.0 million, into shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the secured convertible promissory notes, as described below under Significant Events and Liquidity. The exchange relieved the Company of the requirement to repay the notes on their maturity date of September 30, 2004. As a result of the exchange completed on July 30, 2004, the carrying value of the

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

convertible promissory notes of $38.1 million, accrued and unpaid interest of $8.3 million and unamortized deferred financing costs of $872,000 were reclassified from current liabilities to long-term liabilities in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

      On July 30, 2004, the Company received $10.0 million in cash proceeds from the Investors in exchange for a new convertible bridge note (the “Bridge Loan”) pursuant to the securities purchase agreement dated July 27, 2004. The secured convertible bridge loan bears interest at 15 percent per annum and is due on June 30, 2005. In accordance with the terms of the Bridge Loan, all principal and accrued interest will convert into common stock and/or warrants to purchase common stock, at the same price and upon the same terms and conditions offered to other investors, if prior to June 30, 2005 the Company closes a financing transaction with gross proceeds of $20.0 million or more through a sale of its common stock and/or warrants to purchase common stock. If such a financing transaction does not occur, the Bridge Loan becomes due and payable by its terms on June 30, 2005. If the Company’s stockholders do not approve the Exchange as described below, the Investors will have the right to demand immediate repayment of the Bridge Loan at any time after the thirtieth day following the date that the stockholders fail to approve the Exchange.

      Subject to the approval of the Company’s stockholders, the Investors also agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their warrants to purchase the Company’s common stock in exchange for an aggregate of 164 million shares of Class A common stock and 400,000 shares of the Company’s newly issued Series C Preferred Stock (the “Exchange”). If the Company’s stockholders approve the Exchange and Class A common stock is issued to the Investors, Warburg Pincus Private Equity VIII, L.P. will own 142,133,339 shares of Class A common stock, which would represent approximately 49.4 percent of the Company’s outstanding common stock based on 123,510,674 shares outstanding as of August 4, 2004. BCP Capital, LP. and affiliates will own 21,866,661 shares of Class A common stock, which would represent approximately 7.6 percent of the Company’s outstanding common stock based on 123,510,674 shares outstanding as of August 4, 2004. If the Company’s stockholders do not approve the Exchange, the Investors will have the right to demand immediate repayment of the Bridge Loan at any time after the thirtieth day following the date that the Company’s stockholders fail to approve the Exchange.

      At issuance, the Series C Preferred Stock to be issued to the Investors will be a mandatorily redeemable and nonvoting security and is not convertible into common stock or any other equity security at any time. This new long-term equity instrument will not be required to be repaid in cash until it is due on July 30, 2012, except in the event of a change in control or liquidation. Further, the Series C Preferred Stock will have an initial liquidation preference of $100 per share, or $40 million in aggregate. The liquidation preference on the Series C Preferred Stock will accrete at 8.75 percent per annum, compounded quarterly, and will be required to be repaid by the Company at the fully accreted value of approximately $80 million on July 30, 2012. In addition, the Series C Preferred Stock shall be automatically redeemed at its fully accreted value in the event of an earlier change in control of the Company.

      The terms of the agreement also provide that the Company may redeem the Series C Preferred Stock at any time within the first three years after the date of issuance at its then accreted liquidation preference if the market price of the Company’s common stock on the Nasdaq National Market remains above $2.25 for a period of 45 consecutive trading days. After the third anniversary of the date of issuance, the Company may redeem the Series C Preferred Stock at any time at its then accreted liquidation preference, if the market price of the Company’s common stock on the Nasdaq National Market has remained above $2.00 for a period of 45 consecutive trading days.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Significant Events and Liquidity

Amended Exchangeable Promissory Notes

      On July 22, 2003, the Company announced that the Investors had agreed to collectively invest $30.0 million, and potentially up to $40.0 million, in the Company. On July 30, 2003, these Investors collectively invested $30.0 million, and the Company issued short-term secured exchangeable promissory notes bearing interest at 25% per annum pursuant to that certain securities purchase agreement dated July 22, 2003. On October 21, 2003, the Company amended and restated its securities purchase agreement (the “Amended Agreement”) with the Investors and its $30.0 million short-term secured promissory notes issued to these Investors on July 30, 2003. The amended and restated secured exchangeable promissory notes (the “Amended Notes”) continued to bear interest at 25% per annum, subject to increase on an event of default or other events.

      At the option of the Investors and subject to the approval of the Company’s stockholders, the Amended Notes were exchangeable for shares of the Company’s Series B Preferred Stock with an aggregate initial liquidation preference equal to the principal amount of the exchanged indebtedness, plus accrued but unpaid interest, at the conversion price of $100.00 per share. The liquidation preference accretes at 14% per annum, compounded quarterly, through the seventh anniversary of the date on which the Company first issued shares of the Series B Preferred Stock, or the Series B Preferred Stock original issue date. Upon issuance, the Series B Preferred Stock also are entitled to weighted average conversion price adjustments for dilutive issuances and subscription rights in certain equity financings.

      Subject to the approval of its stockholders, the Company agreed to issue to the Investors warrants to purchase 18 million and 6 million shares of common stock at an exercise price of $1.46 and $1.53 per share, respectively (collectively, the “Series B Warrants”). The Investors also agreed to make available to the Company an additional $10.0 million, issuable in exchange for senior secured exchangeable promissory notes (the “New Notes,” and together with the Amended Notes, the “Notes”), at the Company’s election (the “Call Right”).

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

      As of July 2, 2004, the Notes, including accrued and unpaid interest, were subject to repayment in the event the Investors did not exchange the Notes for Series B Preferred Stock. Had such an exchange not occurred, repayment would have been required on September 30, 2004, the maturity date of the Notes, or upon an event of default, as defined, or a change in control, as defined, whichever had occurred earlier.

      As described above, on July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes plus accrued but unpaid interest, for shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved the Company from the requirement to repay the Notes on their maturity date of September 30, 2004.

Credit Facility

      The Company amended and restated its secured financing agreements with Silicon Valley Bank (the “Lender”) in June and July 2003 and then further amended these agreements in October 2003 and in

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

July 2004. The financial covenant requiring the Company to maintain cash and cash equivalents of an amount not less than $8 million, as amended, was reduced to $4 million. As amended, the events of default also include attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction, any material adverse development in connection with the Company’s litigation with Symbol, or failure of the Company to advise the Lender of all material developments in this litigation. See Note 16 for further description of the amended credit facility.

Liquidity

      If the remaining proceedings before the court in the Company’s litigation with Symbol are not decided in the Company’s favor, including its motion to the court to stay Symbol’s execution on the judgment entered on August 4, 2004, the Company would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe on two of Symbol’s patents and additional royalties in connection with future sales of these products, or the Company would be required to post a bond in order to proceed with the post-trial motions or to appeal the court’s decision.

      If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the convertible Bridge Loan and amounts, if any, which may be owed to Silicon Valley Bank, either due to an event of default or otherwise, or if it sustains continued significant negative cash flows from its operations, it would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain such alternative sources of financing, it would have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and would have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

      In addition, any judgment, restraining order, injunction or any material adverse development in this litigation triggers an event of default under the Silicon Valley Bank credit facility. Upon such occurrence, Silicon Valley Bank would have the right to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the Company’s credit facility.

      The Company’s revenue declined from $68.8 million to $58.1 million from the six months ended June 27, 2003 to the six months ended July 2, 2004 and the Company has incurred substantial losses and negative cash flows from operations during the six months ended July 2, 2004 and the years ended December 31, 2003, 2002 and 2001. If the Company were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of its common stock and/or warrants to purchase common stock in accordance with the securities purchase agreement dated July 27, 2004, the Company would be required to repay the Bridge Loan. If the Company’s stockholders do not approve the Exchange, the Investors will have the right to demand immediate repayment of the Bridge Loan at any time after the thirtieth day following the date that the Company’s stockholders fail to approve the Exchange.

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of July 2, 2004, the condensed consolidated statements of operations for the three months and six months ended July 2, 2004 and June 27, 2003 and the condensed consolidated statements of cash flows for the six months ended July 2, 2004 and June 27, 2003, are unaudited, but include all adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three month and six months ended July 2, 2004 and June 27, 2003 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

Note 2 —	Recent Accounting Pronouncements

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company adopted this EITF during the quarter ended July 2, 2004 and the adoption has to date not had a material impact on its results of operations.

      At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company is currently evaluating the effect of adopting EITF 03-01 on its results of operations.

Note 3 —	Intangible Assets

      Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	July 2,	December 31,
	2004	2003

Acquired intangible assets, net:
Proxim, Inc.	$14,681	$18,810
802.11 WLAN systems business	14,923	21,523

Total intangible assets, net	$29,604	$40,333

      Acquired intangible assets by categories as of July 2, 2004 and December 31, 2003 consist of the following (in thousands):

		Accumulated Amortization
	Gross
	Carrying	July 2,	December 31,
	Amounts	2004	2003

Amortized intangible assets:
Core Technology	$26,531	$11,371	$8,718
Developed Technology	29,036	25,318	19,063
Customer Relationships	8,995	5,747	4,247
Patents	3,439	1,870	1,549

Total	$68,001	$44,306	$33,577

Unamortized intangible assets:
Tradename	$5,909

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Core technology, developed technology, customer relationships and patents are being amortized on a straight-line basis over the following estimated periods of benefit:

Core technology	5 years
Developed technology	2-3 years
Customer relationships	3 years
Patents	5 years

      The Company expects amortization expense of intangible assets to be $7.2 million in the remaining fiscal 2004, $8.7 million in fiscal 2005, $5.9 million in fiscal 2006, and $1.9 million in fiscal 2007, at which time intangible assets, other than tradename, will be fully amortized assuming no future impairments of those intangible assets or additions as a result of business combinations.

Note 4 —	Balance Sheet Components

      The following is a summary of certain of our condensed consolidated balance sheets (in thousands):

	July 2,	December 31,
	2004	2003

Short-term investments:
Time deposits	$770	$1,254
Restricted securities in a wireless company	2,510	—

	3,280	1,254
Less: long-term restricted portion	(770)	(1,254)

Current portion	$2,510	$—

Accounts receivable, net:
Accounts receivable	$25,398	$34,345
Less: Deferred revenue	(6,654)	(10,599)
Allowances for bad debts, sales returns and price protection	(9,610)	(9,785)

	$9,134	$13,961

Inventory:
Raw materials	$5,647	$4,238
Work-in-process	1,594	1,282
Finished goods	5,132	8,223
Consignment inventories	5,683	6,196

	$18,056	$19,939

Property and equipment, net:
Computer and test equipment	$11,115	$11,427
Furniture and fixtures	196	194
Leased assets	2,987	2,942
Leasehold improvements	438	438

	14,736	15,001
Less: accumulated depreciation and amortization	(8,363)	(7,479)

	$6,373	$7,522

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	July 2,	December 31,
	2004	2003

Intangible assets, net:
Core technology	$26,531	$26,531
Developed technology	29,036	29,036
Customer relationships	8,995	8,995
Tradename	5,909	5,909
Patents	3,439	3,439

	73,910	73,910
Less: Accumulated amortization	(44,306)	(33,577)

	$29,604	$40,333

Other accrued liabilities:
Restructuring accruals, current portion	$4,028	$7,144
Accrued interest on convertible promissory notes	—	3,247
Accrued unconditional project commitments	799	1,284
Accrued compensation	3,416	3,402
Accrued warranty costs	1,318	1,395
Deferred revenue	5,127	—
Other accrued liabilities	3,623	4,332

	$18,311	$20,804

      The restricted securities, which are presented as short-term investments and consist of common stock of a publicly traded company, is accounted for as available-for-sale. The Company’s short-term investment is valued at market value and the unrealized gain, net of tax, is recorded in stockholders’ deficit as accumulated other comprehensive income.

      The following is a summary of the movements in allowance for bad debt, sales returns and price protection and product warranty costs during the six months ended July 2, 2004 and June 27, 2003 (in thousands):

	Allowance for Bad
	Debt, Sales Returns		Product Warranty
	and Discounts		Costs

	2003	2004	2003	2004

Balance at beginning of period	$7,500	$9,785	$2,041	$1,395
Additional provision	2,230	8,688	—	115
Settlements made during the period	(433)	(8,863)	(431)	(192)

Balance at end of period	$9,297	$9,610	$1,610	$1,318

      The following is a summary of the changes in the reserve for excess and obsolete inventory and lower of cost or market during the six months ended July 2, 2004 (in thousands):

Balance as of December 31, 2003	$5,072
Provision for excess and obsolete inventory and lower of cost or market	2,115
Inventory scrapped	(1,563)

Balance as of July 2, 2004	$5,624

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      During the six months ended July 2, 2004, the Company recorded a $2.1 million provision for excess and obsolete inventory and lower of cost or market as part of its ongoing review of its inventory reserve requirements. To mitigate the component supply constraints that have existed in the past, the Company had built inventory levels for certain components with long lead times and had entered into longer term commitments for certain components. The inventory charges were due to a decrease in anticipated demand for certain of the Company’s products, notification from customers that they would not be ordering as many products as they had previously indicated they would, and continued increase in competition for wireless networking products.

      Due to these factors, inventory levels exceeded the Company’s requirements based on its current 12-month sales forecasts. The additional excess and obsolete and lower of cost or market inventory charges were calculated based on the inventory levels in excess of the estimated 12-month sales forecasts and anticipated reduced selling prices for certain products. The Company does not anticipate that the excess and obsolete inventory subject to this reserve will be saleable at a later date based on its current 12-month sales forecast. The Company uses a 12-month sales forecast, because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period, it is unlikely that the product will be sold.

      Property and equipment includes $3.0 million of computer equipment under capital leases at July 2, 2004. Accumulated amortization of assets under capital leases totaled $525,000.

Note 5 —	Impairment of Loan to Officer

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

Note 6 —	Revenue Information and Concentration of Credit Risks

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

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
Product Line	2004	2003	2004	2003

WWAN	$17,185	$18,805	$30,259	$35,412
WLAN	14,232	16,000	27,855	33,422
WLAN license revenue	—	—	—	6,000

Total revenue	$31,417	$34,805	$58,114	$74,834

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Company sells its products worldwide primarily through independent distributors and value-added resellers and, to a lesser extent, through its direct sales force. It currently operates in two geographic regions: North America and International. Revenue outside of North America is primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
Geographic Region	2004	2003	2004	2003

North America product revenue	$20,647	$20,353	$34,100	$43,475
North America license revenue	—	—	—	6,000
International product revenue	10,770	14,452	24,014	25,359

Total revenue	$31,417	$34,805	$58,114	$74,834

      Three customers accounted for 15.8%, 13.8% and 12.7% of total revenue for the three months ended July 2, 2004, and one customer accounted for 13.6% of total revenue for the three months ended June 27, 2003. Two customers accounted for 15.1% and 13.2% of total revenue for the six months ended July 2, 2004, and one customer accounted for 13.8% of total revenue for the six months ended June 27, 2003.

Note 7 —	Restructuring Charges for Severance and Excess Facilities

      During the six months ended July 2, 2004, the Company recorded restructuring charges of $2.0 million, consisting of $1.9 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $1.9 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $0.5 million of severance payments for five employees. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets, or if it takes longer than expected, or if the Company is unable to sublease these facilities, the actual costs to close these facilities could exceed the original estimates, and additional restructuring charges totaling $2.6 million could result.

      The following table summarizes the restructuring activities for the year ended December 31, 2003 and the six months ended July 2, 2004 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2002	$—	$30,450	$—	$—	$30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	463	1,447	—	119	2,029
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(3,525)	(1,733)	—	—	(5,258)

Balance as of July 2, 2004	$558	$11,298	$—	$600	$12,456

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The restructuring reserves were presented on the balance sheet as follows (in thousands):

	July 2,	December 31,
	2004	2003

Current	$4,028	$7,144
Long-term	8,428	8,660

Total restructuring accruals	$12,456	$15,804

Note 8 —	Interest Expense and Other Income (Expense), Net

      The following table summarizes the components of interest expense (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Interest expense on royalty charges	$(130)	$—	$(215)	$—
Interest expense on convertible notes	(2,493)	—	(5,041)	—
Other	(96)	(192)	(179)	(93)

	$(2,719)	$(192)	$(5,435)	$(93)

      The following table summarizes the components of other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Amortization of debt discount and issuance costs	$(2,845)	$—	$(5,737)	$—
Revaluation of common stock warrants	8,700	—	13,800	—
Loss on disposal of property and equipment	—	—	(350)	—

	$5,855	$—	$7,713	$—

Note 9 —	Income Taxes

      The income tax benefit recorded during the six months ended July 2, 2004 represents the net reversal of the valuation allowance of deferred tax assets to offset the deferred tax liability arising from the revaluation of the short-term investments.

Note 10 —	Loss Per Share Attributable to Common Stockholders

      Basic and diluted net loss per share attributable to common stockholders is presented in conformity with SFAS No. 128, “Earnings Per Share” and EITF 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” The following is a reconciliation of the numerators

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

and denominators of the basic and diluted net loss per share computations for the three and six months ended July 2, 2004 and June 27, 2003 (in thousands except share data):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Net loss attributable to common stockholders	$(10,116)	$(48,734)	$(27,597)	$(59,537)
Weighted average common shares outstanding	123,404	121,714	123,293	120,994

Net loss per share — basic and diluted	$(0.08)	$(0.40)	$(0.22)	$(0.49)

Common stock equivalents not included in the calculation because they are antidilutive	115,409	66,618	114,630	67,423

      For the three and six months ended July 2, 2004 and June 27, 2003, basic net loss per share was computed using the weighted average number of shares outstanding during the period. Diluted net loss per share was determined in the same manner as basic earnings per share except that the number of shares was increased assuming dilutive stock options and warrants using the treasury stock method. For the three and six months ended July 2, 2004 and June 27, 2003, the incremental shares from the assumed exercise of stock options and warrants, and the assumed conversion of Series A Preferred Stock, were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 11 —	Comprehensive Loss

      The total comprehensive loss for the three and six months ended July 2, 2004 and June 27, 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Net loss attributable to common stockholders	$(10,116)	$(48,734)	$(27,597)	$(59,537)
Unrealized gain (loss) on investments	(813)	(84)	306	404

Total comprehensive loss	$(10,929)	$(48,818)	$(27,291)	$(59,133)

Note 12 —	Convertible Promissory Notes and Mandatorily Redeemable Convertible Series B Preferred Stock

      As described in Note 1, on July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes, plus accrued but unpaid interest, for shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved the Company from the requirement to repay the Notes on their maturity date of September 30, 2004. Accordingly, the carrying value of the convertible promissory notes of $38.1 million, accrued and unpaid interest of $8.3 million and unamortized deferred financing costs of $872,000 were reclassified from current liabilities to long-term liabilities in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” Subject to the approval of the Company’s stockholders, the Investors also agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase the Company’s common stock in exchange for an aggregate of 164 million shares of common stock and 400,000 shares of the Company’s newly issued Series C Preferred Stock.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      As of July 30, 2004, Series B Preferred Stock consisted of the following:

				Total Number of
				Shares of
				Common Stock
		Issued and	Liquidation	Issuable Upon
	Authorized	Outstanding	Preference	Conversion

Series B	540,000	490,599	$49,059,900	42,660,810

      On a fully accreted basis on July 30, 2011, Series B Preferred Stock would consist of the following:

		Total Number of
		Shares of
		Common Stock
	Liquidation	Issuable Upon
	Preference	Conversion

Series B	$128,545,376	111,778,658

      As of July 2, 2004, the Company had outstanding Notes with an aggregate principal amount of $40.0 million and accrued interest of $8.3 million. The New Notes of $10.0 million, which were issued on December 19, 2003, rank senior to the Amended Notes of $30.0 million originally issued on July 30, 2003. In addition, in connection with the financing, the note holders also received warrants to purchase common stock as described in Note 14.

      The holders of the Notes and the Series B Preferred Stock had various rights and preferences as follows:

Voting

      In addition to its rights as a holder of Series A Preferred Stock, for so long as Warburg Pincus owns at least 25% of its shares of Series B Preferred Stock or the common stock issuable on conversion of its Series B Preferred Stock and exercise of its warrants, Warburg Pincus will have the right to nominate for election one member of the Company’s board of directors, who will sit on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market. The approval of holders of a majority of the Series B Preferred Stock is separately required to approve changes to the Company’s certificate of incorporation or bylaws that adversely affect these holders’ rights, any other, sale or issuance of the Company’s equity or equity-linked securities ranking senior to or equally with the Series B Preferred Stock, and any repurchase or redemption of the Company’s equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on the Company’s Common Stock.

      Although the conversion of the Series B Preferred Stock is subject to weighted-average anti-dilution adjustments in the event of certain issuances of the Company’s common stock, or securities exercisable for or exchangeable or convertible into our common stock, as described below, the Series B Certificate of Designations limits the voting rights of the Series B Preferred Stock, such that the Series B Preferred Stock shall not vote at a higher rate than if converted to common stock at $1.15, subject to certain adjustments.

Redemption

      In July 2011, the Company will be required to redeem all outstanding shares of Series B Preferred Stock, if any, for cash equal to their liquidation preference, which bears interest at 14% per annum, compounded quarterly, for seven years, plus accrued and unpaid dividends.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Repayment

      As of July 2, 2004, the Notes, including accrued and unpaid interest, were subject to repayment in the event the Investors did not exchange the Notes for Series B Preferred Stock. In such an event, repayment would have been required on September 30, 2004, the maturity date of the Notes, or upon an event of default, as defined, or a change in control, as defined, whichever occurred earlier.

      At the option of the Investors and subject to the approval of the Company’s stockholders, the Notes were exchangeable for shares of the Company’s Series B Preferred Stock with an aggregate initial liquidation preference equal to the principal amount of the exchanged indebtedness, plus accrued but unpaid interest, at the conversion price of $100.00 per share. The liquidation preference of the Series B Preferred Stock accretes at 14% per annum, compounded quarterly, through the seventh anniversary of the date on which the Company first issued shares of its Series B Preferred Stock, or the Series B Preferred Stock original issue date.

Conversion

      At the option of the note holders, the Series B Preferred Stock is exchangeable for shares of the Company’s common stock at the conversion price of $1.15 per share, subject to antidilution adjustments. The Company has the right to require conversion of the Series B Preferred Stock after five years if the closing price of its common stock exceed 300% of the conversion price for ninety consecutive trading days. The Series B Preferred Stock is convertible at the option of the holders at any time, in whole or in part, into that number of shares of common stock equal to the liquidation preference then in effect divided by the then current conversion price.

      In the event of a change in control of the Company, the holders of the Series B Preferred Stock will have the right to convert the Series B Preferred Stock into common stock if upon such conversion the holders of Series B Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, the Company may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or offer to repurchase the Series B Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to the seventh anniversary of the issuance of the Series B Preferred Stock, the liquidation preference will increase as necessary to provide for seven years of accretion.

Anti-Dilution

      The conversion price is subject to customary weighted average anti-dilution adjustments and other customary adjustments upon some transactions that affect the Company’s capital stock.

Put Rights

      Had a change in control occurred while the Notes were outstanding, 150% of the accrued value of the Notes with a cap of $10.0 million on the accrued interest portion of the Notes, would have been immediately due and payable.

Interest

      As of July 2, 2004, the Notes bore interest at 25% per annum. Had the Notes remained outstanding after their maturity date, the interest rate would have increased to 30% per annum.

      As of July 2, 2004, the Company had reserved 540,000 shares of Series B Preferred Stock for the conversion of the Notes.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Pursuant to stockholder approval of the terms of the Amended Agreement, including the Amended Notes and the New Notes, on December 12, 2003 (see Note 1), the Company issued to the Investors warrants as described in Note 14.

Note 13 —	Mandatorily Redeemable Convertible Series A Preferred Stock

      As described in Note 1 under Subsequent Events, on July 27, 2004, subject to the approval of the Company’s stockholders, the Investors agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase the Company’s common stock in exchange for an aggregate of 164 million shares of common stock and 400,000 shares of the Company’s newly issued Series C Preferred Stock.

      As of July 2, 2004, Mandatorily Redeemable Convertible Preferred Stock, Series A, consisted of the following:

				Total Number of
				Shares of
				Common Stock
		Issued and	Liquidation	Issuable Upon
	Authorized	Outstanding	Preference	Conversion

Series A	3,000,000	3,000,000	$84,365,000	41,695,179

      As described in Note 1, on July 30, 2004, the Investors exchanged the Notes for shares of the Company’s Series B Preferred Stock. Because this exchange took place before the maturity date of the Notes, the conversion price for the Series A Preferred Stock was adjusted according to the terms of the Series A Preferred Stock to approximately $2.07 to reflect the decrease in the dilutive effect of the issuance of the Series B Preferred Stock to the holders of the Series A Preferred Stock. Subsequent to this adjustment, on a fully accreted basis as of August 5, 2005, the Series A Preferred Stock would consist of the following:

		Total Number of
		Shares of
		Common Stock
	Liquidation	Issuable Upon
	Preference	Conversion

Series A	$94,899,000	45,889,229

      In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of approximately $41.0 million, with a conversion price of approximately $3.06 per share, and warrants to purchase approximately 6.7 million shares of our Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of the Company’s Common Stock.

      Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors (Note 1) were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 5.6 million shares of the Company’s common stock value at $1.7 million. In total, the investors were granted warrants to acquire 12,271,345 shares of Common Stock for approximately $3.06 per share value at $14.0 million. The Series A Preferred Stock issued to the investors represents approximately 15.2% of the Company’s outstanding Common Stock on an as-converted and as-exercised basis as of July 2, 2004.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The issuance of Series A Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded through July 2, 2004 as follows (in thousands):

			Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	9,168	(2,865)	(6,303)

Balance as of December 31, 2003	$—	$73,580	$12,822	$(10,933)
Accretion of Preferred Stock redemption obligations	—	4,745	(1,400)	(3,345)

Balance as of July 2, 2004	$—	$78,325	$11,422	$(14,278)

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Dividends

      From August 2005 through August 2007, outstanding shares of Series A Preferred Stock will be entitled to cumulative dividends equal to 8% of their liquidation preference per year, payable, at the Company’s election, in cash or shares of the Company’s Common Stock valued at the then-market price;

Liquidation

      Each share of Series A Preferred Stock has an initial liquidation preference of $25.00 and the liquidation preference bears interest at 8% per annum, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event the Company undertakes a business combination or other extraordinary transaction, or the Company is liquidated or dissolved.

Conversion

      In the event of a change in control of the Company, it will have the right to convert the Series A Preferred Stock into Common Stock if upon such conversion the holders of Series A Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, the Company may either repurchase or modify the conversion price so that the consideration would equal 110% of the liquidation preference then in effect or change the Series A Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change in control that occurs prior to August 2005, the liquidation preference will increase as necessary to provide for three years of accretion.

      Holders of Series A Preferred Stock have rights to acquire additional shares of the Company’s capital stock or rights to purchase property in the event of certain grants, issuance or sales.

      The conversion price of the Series A Preferred Stock, which initially was approximately $3.06 per share, is subject to customary weighted average anti-dilution adjustments and other customary adjustments, and as of July 2, 2004 had been reduced to $2.049 per share. As a result of transactions subsequent to July 2, 2004, the conversion price was further adjusted to approximately $2.07.

      In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company also issued warrants as described in Note 14.

Note 14 —	Stockholders’ Deficit

Warrants to Purchase Common Stock

      In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company issued 12,271,345 warrants to Warburg Pincus Private Equity VIII, L.P. and BCP Capital, L.P. and affiliated entities. Each new warrant was convertible into one share of Class A common stock of the Company at an exercise price of approximately $3.06 per share. As a result of subsequent antidilution adjustments, these warrants represented rights to purchase 18,301,612 shares of our Class A common stock at an exercise price of approximately $2.05 as of July 2, 2004 and 18,133,464 shares as of August 4, 2004 at an exercise price of approximately $2.07 which accounts for full accretion of the Series A Preferred Stock and Series B Preferred Stock. At issuance, the Company estimated the fair value of the warrants using the Black-Scholes option valuation model totaling $14.0 million. The warrants will expire on August 5, 2007.

      In connection with a three-year licensing and distribution agreement entered into with Motorola, Inc. on September 8, 2003, the Company issued to Motorola a fully vested warrant to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $2.34 per share. This warrant will expire on September 8, 2008. The Company has estimated the fair value of the warrant using the Black-Scholes option valuation model at $2.1 million. The fair value of the warrant is being amortized on a straight-line basis over the three-

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

year term of the commercial arrangement with Motorola with quarterly charges against revenue of $174,000 effective beginning in the first quarter of 2004.

      In connection with additional investments made by Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P. and affiliated entities during the year ended December 31, 2003, the Company issued to these investors warrants to purchase 18.0 million and 6.0 million shares of the Company’s common stock at an exercise price of $1.46 per share and $1.53 per share, respectively (see Note 1). These warrants were valued by the Company with the assistance of an independent valuation consulting firm at $22.2 million at December 12, 2003 and $21.8 million at December 31, 2003. The fair value of the warrants are recorded as a long-term liability, as the warrant holders are entitled to require the Company to purchase the warrants for cash, as defined in the agreement, upon the occurrence of a change in control event. The fair value of the warrants will be subject to revaluation adjustments at the end of each reporting period, until they are exercised or expired, whichever is earlier. The resulting gain or loss will be recorded as other income or expense in the corresponding reporting period. These warrants will expire on December 15, 2010.

      As of July 2, 2004, the Company had issued in the aggregate, warrants to purchase 44,952,918 shares of the Company’s common stock, and 42,301,612 of these warrants were issued to the Investors. As a result of antidilution adjustments subsequent to July 2, 2004, these warrants currently represent rights to purchase 44,784,770 shares of common stock, 42,133,464 of which are held by the Investors.

      As described in Note 1 under Subsequent Events, on July 27, 2004, subject to the approval of the Company’s stockholders, the Investors agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase the Company’s common stock in exchange for an aggregate of 164 million shares of common stock and 400,000 shares of the Company’s newly issued Series C Preferred Stock.

Pro Forma Fair Value Disclosure Under SFAS No. 123 and 148

      In accordance with SFAS No. 148, “Accounting for Stock-based Compensation, Transition and Disclosure,” the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

      The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during the six months ended July 2, 2004 and June 27, 2003 was $0.84 and $0.99 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the six months ended July 2, 2004 and June 27, 2003 was $1.03 and $1.26 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

attributable to common stockholders and net loss per share attributable to common stockholders would have been (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Net loss attributable to common stockholders as reported	$(10,116)	$(48,734)	$(27,597)	$(59,537)
Less: stock-based employee compensation expense determined under fair value method	(1,294)	(1,159)	(3,088)	(5,713)

Pro forma net loss attributable to common stockholders	$(11,410)	$(49,893)	$(30,685)	$(65,250)

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(0.08)	$(0.40)	$(0.22)	$(0.49)

Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(0.09)	$(0.41)	$(0.25)	$(0.54)

      The pro forma effect on net loss and net loss per share for the three and six months ended July 2, 2004 and June 27, 2003 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Note 15 —	Commitments and Contingencies

      The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at July 2, 2004 were as follows (in thousands):

Six months ending December 31, 2004	$3,934
Year ending December 31:
2005	7,740
2006	6,708
2007	6,371
2008	6,435
Thereafter	4,434

Total minimum lease payments	$35,622

      For the six months ended July 2, 2004 and the years ended December 31, 2003 and 2002, the Company recorded restructuring charges relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts, which are included in the above disclosures.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 16 —	Credit Facilities

      In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. The Company subsequently amended the accounts receivable financing agreement (as amended, the “Amended A/ R Financing Agreement”) on July 25, 2003, October 31, 2003 and most recently on July 31, 2004.

      Under the Amended A/ R Financing Agreement, the Company may borrow up to $20.0 million in total. First, the Company may borrow up to $10.0 million by financing a portion of its eligible accounts receivable, primarily limited to customers in the United States. Under this arrangement, the Lender may agree to accept for collection through a lockbox arrangement accounts receivable from the Company, and in return the Company will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to the Company the difference between the amount collected and the amount initially advanced to the Company, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, the Company must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. The Company must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/ R Financing Agreement, or (iii) July 30, 2005. Second, the Company may borrow up to an additional $10 million, under which the Company is required to maintain a compensating cash balance equal to such borrowings.

      Under the A/ R Financing Agreement, the Company may receive temporary advances from the Lender in excess of the availability otherwise applicable under the A/ R Financing Agreement (“Temporary Overadvances”), in an amount equal to $4.0 million for advances relating to letters of credit and in an amount equal to $4.0 million to be used for working capital purposes. The Company may receive Temporary Overadvances under this arrangement through August 31, 2004. This Temporary Overadvances arrangement may be renewed upon agreement by both the Company and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

      As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the Amended A/ R Financing Agreement.

      Obligations under the amended A/R Financing Agreement are secured by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company’s obligations totaling $40 million to the funds affiliated with Warburg Pincus and BCP Capital, L.P. under the secured promissory notes issued in July 2003 and amended in October 2003. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business. Under the Amended A/R Financing Agreement, the events of default also include any judgment, attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in connection with the Company’s litigation with Symbol Technologies before the U.S. District Court for the District of Delaware (see Note 17).

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Under the Amended A/R Financing Agreement, the financial covenants require the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If the Company fails to meet this requirement, the Company may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. In addition, the Company is required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender. As of July 2, 2004, the Company complied with all of the financial covenants under this agreement.

      In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a direct leasing or sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement and through a direct leasing arrangement during the third and fourth quarters of 2003 and during the second quarter of 2004. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets capitalized in connection with this agreement as of July 2, 2004 was $2.5 million. Future minimum lease payments under non-cancelable capital leases at July 2, 2004 were as follows (in thousands):

Six months ending December 31, 2004	$637
Year ending December 31:
2005	920
2006	46

Total minimum lease payments	1,603
Less: amounts representing interest	43

Present value of future minimum lease payments	1,560
Less: current portion	1,218

Capital lease obligations, long-term portion	$342

Note 17 —	Legal Proceedings

      Proxim, Inc.’s involvement in patent litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company. In addition, this litigation, if determined adversely to the Company, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect the Company’s business, financial condition, operating results or cash flows.

Symbol Technologies, Inc.

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Symbol patents, injunctive and monetary relief for Symbol’s infringement of a Proxim, Inc. patent, monetary relief for Symbol’s false patent marking, and injunctive and monetary relief for Symbol’s unfair competition under the Lanham Act, common law unfair competition and tortious interference.

      On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol Technologies, Inc. (“Symbol”). On Symbol’s claims of patent infringement, the jury found that certain of the Company’s products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. On November 24, 2003, the District Court conducted a one-day bench trial on the Company’s equitable defenses not addressed by the jury.

      On July 29, 2004, the Company announced that the court has denied the Company’s equitable defenses and has determined that the jury’s award of a 6% royalty on the Company’s sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The court entered its judgment on this matter on August 4, 2004. The Company is not presently enjoined from continued sales of these products, and the court denied Symbol’s request that it impose a court ordered royalty on future sale of these products by the Company. On August 6, 2004, Symbol filed a motion for entry of a permanent injunction against further manufacture and sale of the Company’s products found to infringe Symbol’s patents. The Company intends to oppose this motion. If the Company is enjoined from future sales of these products and is not able to negotiate a license arrangement with acceptable royalty rates, its revenue, results of operations and financial condition would be materially adversely affected.

      The Company has fully accrued for the awarded amount in its financial statements since the date of the initial jury award in September 2003. As of July 2, 2004, the Company had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. As of July 2, 2004, the Company’s accrual in the aggregate for estimated potential royalties and interest was $28.7 million. Depending upon the ultimate outcome of the litigation with Symbol, the Company may be required to pay royalty charges and interest at the time specified by the court. The Company will continue to evaluate and review its estimate of royalties and interest payable from time to time for any indications that could require the Company to change its assumptions relating to the amount already recorded.

      To date, the Company has not incurred immediate financial obligation to Symbol as a result of this decision and the Company intends to file a motion to stay execution on the judgment, pending completion of all related proceedings, including post trial motions on this matter. On August 10, 2004, Symbol informed the Company that it would attempt to execute on the judgment. The court could deny our motion to stay execution of the judgment or could require the Company to post a bond to secure our post-trial motions.

      Although the Company has recorded an accrual for $28.7 million in connection with the Symbol litigation, the Company does not have sufficient cash to pay or post a bond in this amount. If the Company were required to make payments to Symbol, post a bond to the court, and/or repay the Bridge Loans (defined below) and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, the Company would be required to obtain immediate alternative sources of financing. If the Company were not able to obtain an alternative source of financing, the Company would have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and be required to seek protection under applicable bankruptcy laws. There can be no assurance that alternative sources of financing will be available to the Company. The Company intends to vigorously defend itself in this litigation and to consider all available options after the conclusion of all matters before the court.

      Additionally, any further adverse ruling or judgment in this litigation that results in the obligation of the Company and/or any of its subsidiaries under GAAP (generally accepted accounting principles) to establish an additional reserve in respect of such ruling or judgment in an amount excess of $5 million, and any other

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

ruling or judgment in any other litigation that is material and adverse to the Company, triggers an event of default under the Bridge Loan (defined below) issued to Warburg Pincus and BCP Capital, L.P. and affiliates. Upon such occurrence, the Investors would have the ability to require the Company to repay the Bridge Loan. The court’s rulings to date have not triggered an event of default under the terms of the Bridge Loan. If the judgment entered on August 4, 2004 is not vacated, discharged, stayed or bonded pending appeal within thirty days thereof, the Company would be in default under the Bridge Loan and the Investors would have the right to require the Company to repay the Bridge Loan. In addition, an attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the right to require the Company to repay any outstanding amounts under the credit facility and to prohibit the Company from borrowing any additional amounts. The occurrence of an event of default under the secured credit facility with Silicon Valley Bank would trigger an event of default under the Bridge Loan notes if outstanding amounts owed under the credit facility exceeded $1 million. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the credit facility.

Intersil Corporation

      On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, Proxim, Inc. and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company. The two companies have also entered into a product supply agreement defining the terms under which the Company will be able to purchase 802.11 products that utilize Intersil’s chipsets. During the first quarter of 2003, the Company recorded $6 million as license revenue and $3 million of legal expense as final settlement of outstanding legal fees and expenses related to the terminated patent litigation.

Top Global Technology Limited

      On March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or the Company are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. In March 2004, the court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. The parties are currently conducting discovery. A trial date has not been set.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Active Technology Corporation

      On February 10, 2004, the Company received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of the Company’s products. The complaint alleges, among other things, that the Company sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to the Company, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on August 4, 2004, Active’s net claim is approximately $3.4 million. Discovery has not yet commenced, and a trial date has not been established. The Company intends to defend itself vigorously against this lawsuit.

General

      The Company is a party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for the Company’s products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company has recorded reserves related to these disputes to the extent that management believes appropriate and intends to defend ourselves vigorously against these claims.

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

      Proxim Corporation is a leader in wireless networking equipment for Wi-Fi and broadband wireless networks. We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. We serve these markets by selling our systems to service providers, businesses and other enterprises, primarily indirectly through distributors, value-added resellers, products integrators and original equipment manufacturers and to a lesser extent directly through our sales force.

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

Liquidity

      We started 2003 with $16.5 million in cash and cash equivalents, down $14.5 million from $31.1 million at the beginning of 2002. The effects of an ongoing operating loss and restructuring charges left us with cash and cash equivalents of $4.5 million at the end of the second quarter of 2003. To address the lack of sufficient working capital and the ongoing negative cash flow, we focused on raising additional financing and restructuring the operations of the business. In a two-part transaction, we raised an additional $40.0 million in 2003. Warburg Pincus Private Equity VIII, L.P. and BCP Capital, L.P. (formerly known as “Broadview Capital Partners, L.P.”) and affiliates signed a securities purchase agreement in July, 2003, later amended in

October, 2003, pursuant to which we received $30 million in exchange for issuing demand notes bearing interest at 25% per annum and exchangeable for shares of Series B Preferred Stock. (See Note 1 to the condensed consolidated financial statements for a detailed description of the Series B Financing). In December 2003, after stockholder approval of our transactions with the investors, we exercised our right to draw an additional $10 million from the investors in exchange for additional notes, senior to but otherwise having the same terms as the October notes. On July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes, which includes accrued but unpaid interest, for shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved us from the requirement to repay the Notes on their maturity date of September 30, 2004. Subject to the approval of our stockholders, the Investors also agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase our common stock in exchange for an aggregate of 164 million shares of common stock and 400,000 shares of our newly issued Series C Preferred Stock. Furthermore, on July 30, 2004, we received $10.0 million from the Investors in exchange for a new convertible bridge note pursuant to the securities purchase agreement dated July 27, 2004. Please refer to Note 1 to the condensed consolidated financial statements for a detailed description of our recent transactions with these Investors.

      If the remaining proceedings before the court in our litigation with Symbol are not decided in our favor, including our motion to the court to stay Symbol’s execution of judgment, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe on two of Symbol’s patents and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to proceed with the post-trial motions or to appeal the court’s decision.

      If we were required to make payments to Symbol, post a bond to the court, and/or repay the convertible bridge loan and amounts, if any, which may be owed to Silicon Valley Bank, either due to an event of default or otherwise, or if we sustain continued significant negative cash flows from our operations, we will be required to obtain immediate alternative sources of financing. If we were not able to obtain such alternative sources of financing, we would have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and would have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. In addition, any judgment, restraining order, injunction or any material adverse development in this litigation triggers an event of default under the Silicon Valley Bank credit facility. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under our credit facility.

      Our revenue declined from $68.8 million to $58.1 million from the six months ended June 27, 2003 to the six months ended July 2, 2004, and we have incurred substantial losses and negative cash flows from operations during the six months ended July 2, 2004 and the years ended December 31, 2003, 2002 and 2001. If we were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase common stock in accordance with our securities purchase agreement dated July 27, 2004, we will be required to repay the Bridge Loan. If our stockholders do not approve the Exchange, the Investors will have the right to demand immediate repayment of the Bridge Loan at any time after the thirtieth day following the date that our stockholders fail to approve the Exchange.

Product Developments

      Proxim, Inc. and Western Multiplex merged with the vision of forming a company that has the ability to provide wireless connectivity in any configuration regardless of whether the radios were providing access indoors or outdoors, and regardless of whether or not they were performing a bridging or routing function. This seamless WWAN/ WLAN capability is the backbone of our convergence strategy today. We subsequently acquired the ORiNOCO business from Agere Systems to enhance our position in the Enterprise Wireless LAN space.

      The resulting company had eight research and development centers and a multitude of product platforms and product variants. In order to realize the benefits of this strategy of converging WLAN/ WWAN, in early 2003, we focused on streamlining the product development and manufacturing operations. In this respect, we consolidated all product development activity in two locations; Sunnyvale, California and Bangalore, India. Manufacturing operations were consolidated in Sunnyvale, California and the number of contract manufacturers was substantially reduced.

      During the remainder of 2003, we completed the rationalization of the combined portfolio of Western Multiplex, ORiNOCO and Proxim. Central to that effort was the elimination of redundancy between the original ORiNOCO and Proxim product lines. Former Proxim products such as Harmony, Skyline, and Symphony were discontinued, although much of the underlying technology and networking principles were carried forward and embodied in our new advanced technology including the ORiNOCO Wireless Switching System. In parallel, we developed new platforms on which to standardize the product development efforts. These platforms will allow us to release enhanced versions of our currently existing product portfolio in 2004 and are providing improved product costs, industry leading functionality, and, in some cases, pioneering new market categories that we believe will enable Proxim to expand our market presence. Our new platforms include the:

•	GX broadband point to point platform on which we will continue to re-launch all of our Lynx and Tsunami wireless bridge products; and

•	A WiFi platform on which our new ORiNOCO enterprise class access point products and Tsunami MP.11 point to multipoint products for wireless internet service providers and campus networking are based upon.

      We have also recently announced the development of the ORiNOCO Wireless Switching Solution. This product is the cornerstone of a strategic relationship with Motorola and Avaya where the three parties are working to create a converged WiFi/ Cellular solution.

      In addition, we have recently announced a collaboration with Intel Corporation to develop and deliver WiMAX solutions for fixed and portable broadband wireless access. The agreement includes the development of base station and subscriber unit access points that deliver fast wireless access for data, voice and video services. WiMAX, known also as 802.16, is an emerging technology that allows long-range high-speed wireless Internet access, serving both dense metropolitan areas and rural or suburban communities.

      We intend to continue to further the WWAN/ WLAN converged strategy. Augmenting this basic wireless connectivity strategy we intend to continue to support standards based, interoperable solutions wherever possible and practical. Today, that means producing WiFi compliant solutions for the indoors and in the future that will mean developing WiMAX compliant solutions for the outdoors. We intend to closely watch developments related to available spectrum, unlicensed or licensed, and develop products in those bands that are demanded by our customers and provide us with the most promising returns on R&D investment.

Financial Performance

•	Our total revenue, net for the second quarter of 2004 was $31.4 million, a 9.7% decrease over our total revenue, net for the second quarter of 2003. Factors contributing to the revenue decrease included the decline in the sale of our former Proxim 802.11a and Harmony products, the fact that the increase in sales in a new family of ORiNOCO access point products did not offset the expected decrease in sale of the family of products it is replacing and our sales order flow materializing later than expected in the second quarter of 2004.

Our total revenue, net for the first half of 2004 was $58.1 million, a 22.3% decrease over our total revenue, net for the first half of 2003. Factors contributing to the revenue decrease included the decline in the sale of our former Proxim 802.11a and Harmony products, the lower than expected units sold resulting from carrier consolidation and delayed deployments, product availability issues arising from the introduction of a new family of ORiNOCO access point products, and the fact that sales in the new product family did not offset the expected decrease in sales of the product family it is replacing. In addition, revenue declined due to sales order flow materializing later than expected in the second quarter of 2004, and patent license revenue of $6.0 million in the first quarter of 2003, resulting from the patent litigation settlement with Intersil, as described in Note 17 to the condensed consolidated financial statements.

•	In our two geographical regions, North America and International, product revenue comprised 65.7% and 34.3%, respectively, of total revenue, net in the second quarter of 2004 and 58.5% and 41.5%, respectively, of total revenue, net in second quarter of 2003.

In the first half of 2004, North America and International product revenue comprised 58.7% and 41.3%, respectively of total revenue, net. In the first half of 2003, North America product revenue, North America license revenue, and International revenue comprised of 58.1%, 8.0% and 33.9% of total revenue, net.

•	Net loss attributable to common stockholders in the second quarter of 2004 was $10.1 million versus $48.7 million in the second quarter of 2003. The decrease was primarily attributable to the increase in gross profit by $19.9 million, as described below, restructuring charges of $12.5 million recorded in the second quarter of 2003, a decrease in legal expense for certain litigation by $0.8 million, a decrease in combined research and development and selling, general and administrative expenses by $2.6 million, an increase in interest and other income (expense), net by $3.3 million, offset by an income tax provision of $0.5 million recorded in the second quarter of 2004.

Net loss attributable to common stockholders in the first half of 2004 was $27.6 million versus $59.5 million in the first half of 2003. The decrease was primarily attributable to the increase in gross profit by $9.3 million, as described below, a decrease in restructuring charges by $10.5 million, a decrease in legal expense for certain litigation by $3.1 million, a decrease in combined research and development and selling, general and administrative expenses by $6.6 million, and an increase in interest and other income (expense), net by $2.4 million.

•	Gross profit or gross margin increased by $19.9 million from $(9.4) million or (27.1)% in the second quarter of 2003 to $10.5 million or 33.4% in the second quarter of 2004. Gross profit for the second quarter of 2004 included a provision for excess and obsolete and lower of cost or market inventory of $1.8 million, which had a 5.8% impact on our gross margin, and royalty charges of $0.8 million, which had a 2.5% impact on our gross margin. Gross profit for the second quarter of 2003 included a restructuring provision for excess and obsolete inventory of $22.5 million, which had a 64.8% impact on our gross margin.

Gross profit or gross margin increased by $9.3 million from $9.7 million or 12.9% in the first half of 2003 to $18.9 million or 32.7% in the first half of 2004. Gross profit for the first half of 2004 included a provision for excess and obsolete and lower of cost or market inventory of $2.1 million, which had a 3.6% impact on our gross margin, and royalty charges of $1.6 million, which had a 2.8% impact on our gross margin. Gross profit for the first half of 2003 included a restructuring provision for excess and obsolete inventory of $22.5 million, which had a 30.1% impact on our gross margin.

•	Combined research and development, selling, general and administrative expenses, improved from $18.7 million in the second quarter of 2003 to $16.1 million in the second quarter of 2004, partially attributable to our restructuring activities and cost reduction efforts implemented in 2003. Legal expenses for certain litigation, which represent legal fees associated with our litigation with Symbol Technologies, Inc., decreased from $1.0 million during the second quarter of 2003 to $200,000 during the second quarter of 2004.

Combined research and development, selling, general and administrative expenses, improved from $38.7 million in the first half of 2003 to $32.0 million in the first half of 2004, partially attributable to our restructuring activities and cost reduction efforts implemented in 2003. Legal expenses for certain litigation decreased from $4.0 million during the first half of 2003 to $945,000 during the first half of 2004, primarily attributable to the $3.0 million of litigation fees associated with our patent lawsuit with Intersil during the first quarter of 2003.

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

Revenue Recognition

      Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. We grant certain distributors limited rights of return and price protection on unsold products. A provision for estimated future sales returns and warranty costs is recorded at the time revenue is recognized. Under circumstances where future returns cannot be reasonably estimated or where we are obligated to directly bring about resale of the products, revenue is deferred until shipment to end customers by the distributors. Generally, we have no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.

      Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

Allowance for Doubtful Accounts, Returns and Discounts

      We record estimated reductions to revenue for sales returns, customer programs and incentive offerings including special pricing agreements, price protection and promotions. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Valuation of Investment

      We hold an investment in a publicly listed company having operations and technology within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Patent Litigation and Infringement Costs

      We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of July 2, 2004 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

      The following table provides results of operations data as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Total revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of revenue	64.1	62.4	64.6	57.0
Royalty charges	2.5	—	2.8	—
Restructuring provision for excess and obsolete inventory	—	64.8	—	30.1

Gross profit (loss)	33.4	(27.1)	32.7	12.9
Operating expenses:
Research and development	15.5	17.9	16.2	18.9
Selling, general and administrative	35.7	35.8	38.9	32.8
Legal expense for certain litigation	0.6	2.9	1.6	5.3
Amortization of goodwill and other intangible assets	17.1	15.4	18.5	14.5
Restructuring charges (benefit)	(0.4)	35.9	3.5	16.7

Total operating expenses	68.5	107.8	78.7	88.2

Loss from operations	(35.1)	(135.0)	(46.0)	(75.3)
Interest expense	(8.3)	—	(9.0)	—
Other income (expense), net	18.3	(0.6)	13.0	(0.1)

Loss before income taxes	(25.1)	(135.5)	(42.1)	(75.4)
Income tax provision (benefit)	1.7	—	(0.3)	—

Net loss	(26.8)	(135.5)	(41.7)	(75.4)
Accretion of Series A Preferred Stock obligations	(5.4)	(4.5)	(5.8)	(4.1)

Net loss attributable to common stockholders	(32.2)%	(140.0)%	(47.5)%	(79.6)%

Comparison of the Three and Six Months Ended July 2, 2004 and June 27, 2003

Total Revenue, Net

      Revenue consists of product revenues, reduced by estimated sales returns and allowances for price protection. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

      We classify our products into two product lines: Wireless Wide Area Network, or WWAN, product line, and; Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes ORiNOCO 802.11 access point and client card products. Total revenue, net during the three months ended March 28, 2003 also includes license revenue of $6 million related to the settlement agreement with Intersil during the first quarter of 2003 (see Note 17 of the condensed consolidated financial statements). Prior to the March 26, 2002 merger with Proxim, Inc., we did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below.

      Revenue information by product line is as follows (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
Product Line	2004	2003	2004	2003

WWAN	$17,185	$18,805	$30,259	$35,412
WLAN	14,232	16,000	27,855	33,422
WLAN license revenue	—	—	—	6,000

Total revenue	$31,417	$34,805	$58,114	$74,834

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

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
Geographic Region	2004	2003	2004	2003

North America product revenue	$20,647	$20,353	$34,100	$43,475
North America license revenue	—	—	—	6,000
International product revenue	10,770	14,452	24,014	25,359

Total revenue	$31,417	$34,805	$58,114	$74,834

      Three customers accounted for 15.8%, 13.8% and 12.7% of total revenue during the second quarter of 2004, and one customer accounted for 13.6% of total revenue during the second quarter of 2003. Two customers accounted for 15.1% and 13.2% of total revenue during the first half of 2004, and one customer accounted for 13.8% of total revenue during the first half of 2003.

      Total revenue, net decreased 9.7% from $34.8 million in the second quarter of 2003 to $31.4 million in the second quarter of 2004. The decrease was attributable to the decline in the sale of our former Proxim 802.11a and Harmony products, the fact that the increase in sales in a new family of ORiNOCO access point products did not offset the expected decrease in sales of the family of products it is replacing and our sales order flow materializing later in the 2004 quarter.

      Total revenue, net decreased 22.3% from $74.8 million in the first half of 2003 to $58.1 million in the first half of 2004. The decrease was attributable to the decline in the sale of our former Proxim 802.11a and Harmony products, lower than expected carrier units sold resulting from carrier consolidation and delayed deployments, decrease in international sales, product availability issues arising from the introduction of a new family of ORiNOCO access point products, and the fact that sales in the new product family did not offset the expected decrease in sales of the product family it is replacing. In addition, revenue declined due to sales order flow materializing later in the 2004 quarter, and in the 2003 quarter license revenue of $6.0 million, resulting from the patent litigation settlement with Intersil, as described in Note 17 to the condensed consolidated financial statements.

Cost of Revenue

      Cost of revenue decreased 7.2% from $21.7 million in the second quarter of 2003 to $20.1 million in the second quarter of 2004. As a percentage of total revenue, net, cost of revenue increased from 62.4% in the second quarter of 2003 to 64.1% in the second quarter of 2004. The decrease in cost of revenue and the increase in cost of revenue as a percentage of total revenue, net was primarily attributable to a $1.8 million provision for excess and obsolete inventory recorded in the second quarter of 2004, partially offset by improved margin performance arising from the sales increase in our next generation, higher margin products.

      Cost of revenue decreased 12.0% from $42.6 million in the first half of 2003 to $37.5 million in the second half of 2004. As a percentage of total revenue, net, cost of revenue increased from 57.0% in the second half of

2003 to 64.6% in the second half of 2004. Included in total revenue, net in the first quarter of 2003 was the $6.0 million license revenue in connection with the patent litigation settlement with Intersil. Excluding the $6.0 million license revenue, cost of revenue as a percentage of product revenue increased from 61.9% in the first half of 2003 to 64.6% in the first half of 2004. This increase as a percentage of product revenue was primarily attributable to a $2.1 million provision for excess and obsolete inventory and lower of cost or market recorded in the first half of 2004, partially offset by improved margin performance arising from the sales increase in our next generation, higher margin products.

      During the first half of 2004, we recorded a $2.1 million provision for excess and obsolete inventory as part of our ongoing review of our inventory reserve requirements. To mitigate the component supply constraints that have existed in the past, we had built inventory levels for certain components with long lead times and had entered into longer term commitments for certain components. The inventory charges were due to a sudden and significant decrease in anticipated demand for certain of our products, notification from customers that they would not be ordering as many products as they had previously indicated they would, and continued increase in competition for wireless networking products.

      Due to these factors, inventory levels exceeded our requirements based on our current 12-month sales forecasts. The additional excess and obsolete and lower of cost or market inventory charges were calculated based on the inventory levels in excess of the estimated 12-month sales forecasts and anticipated reduced selling prices for certain products. We do not anticipate that the excess and obsolete inventory subject to this reserve will be saleable at a later date based on our current 12-month demand forecast. We use a 12-month sales forecast, because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period, it is unlikely that the product will be sold.

      The following is a summary of the changes in the reserve for excess and obsolete inventory during the first half of 2004 (in thousands):

Balance as of December 31, 2003	$5,072
Provision for excess and obsolete inventory	2,115
Inventory scrapped	(1,563)

Balance as of July 2, 2004	$5,624

Royalty Charges

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of our patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. On November 24, 2003, the District Court conducted a one-day bench trial on our equitable defenses not addressed by the jury. On July 29, 2004, we announced that the court has denied our equitable defenses and has determined that the jury’s award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. As of July 2, 2004, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. As of July 2, 2004, our accrual in the aggregate for estimated potential royalties and interest was $28.7 million.

      During the second quarter of 2004, we recorded an accrual for estimated potential royalty charges of $789,000 and $130,000 for interest. During the first half of 2004, we recorded an accrual for estimated potential royalty charges of $1.6 million and $215,000 for interest. See Note 17 of the consolidated financial statements for a further description of the Symbol litigation.

Restructuring Provision for Excess and Obsolete Inventory

      During the second quarter and first half of 2003, we recorded a $22.5 million provision for excess and obsolete inventory as part of our restructuring activities. To mitigate the component supply constraints that have existed in the past, we had built inventory levels for certain components with long lead times and had entered into longer term commitments for certain components. The excess inventory charges were due to the following factors:

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

Research and Development Expense

      Research and development expenses decreased 22.1% from $6.2 million or 17.9% of total revenue, net in the second quarter of 2003 to $4.9 million or 15.5% of total revenue, net in the second quarter of 2004. The decrease in research and development expense was primarily attributable to the reduction in workforce implemented in 2003, resulting in decreased personnel expenses. Severance pay associated with the workforce reduction was included in the restructuring charges recorded in 2003.

      Research and development expenses decreased 33.3% from $14.1 million or 18.9% of total revenue, net in the first half of 2003 to $9.4 million or 16.2% of total revenue, net in the first half of 2004. The decrease in research and development expense was primarily attributable to the reduction in workforce implemented in 2003, resulting in decreased personnel expenses. Severance pay associated with the workforce reduction was included in the restructuring charges recorded in 2003.

Selling, General and Administrative Expense

      Selling, general and administrative expenses decreased 9.8% from $12.4 million or 35.8% of total revenue, net in the second quarter of 2003 to $11.2 million or 35.7% of total revenue, net in the second quarter of 2004. The decrease in selling, general and administrative expenses from the second quarter of 2003 to the second quarter of 2004 was primarily attributable to the workforce reduction implemented in 2003, resulting in reduced personnel expenses.

      In absolute dollars, selling, general and administrative expenses decreased 7.9% from $24.5 million or 32.8% of total revenue, net in the first half of 2003 to $22.6 million or 38.9% of total revenue, net in the first half of 2004. The decrease in selling, general and administrative expenses on an absolute basis from the first half of 2003 to the first half of 2004 was primarily attributable to the workforce reduction implemented in 2003, resulting in reduced personnel expenses. The increase as a percentage of revenue in the first half of 2004 was attributable to the decrease in revenue.

Legal Expense for Certain Litigation

      Legal expense for certain litigation decreased $800,000 from $1.0 million in the second quarter of 2003 to $200,000 in the second quarter of 2004. The decrease is primarily attributable to the decrease in legal services incurred during the respective periods in connection with our litigation with Symbol. Please refer to Part II, Item 1, Legal Proceedings for a description of our litigation.

      Legal expense for certain litigation decreased $3.1 million from $4.0 million in the first half of 2003 to $945,000 in the first half of 2004. The decrease is primarily attributable to the $3.0 million of litigation fees incurred in the first half of 2003 associated with our patent lawsuit with Intersil. As described in Part II, Item 1, Legal Proceedings, we settled our lawsuit with Intersil and recorded license revenue of $6.0 million in the first quarter of 2003.

Amortization of Intangible Assets

      Amortization of intangible assets was $5.4 million in the first quarter of 2004 and 2003. Amortization of intangible assets was $10.9 million in the second half of 2003 compared to $10.7 million in the second half of 2004.

Restructuring Charges for Severance and Excess Facilities

      During the first half of 2004, we recorded restructuring charges of $2.0 million, consisting of $1.9 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $1.9 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $0.5 million of severance payments for five employees. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets or if it takes longer than expected or if we are unable to sublease these facilities, the actual costs for closures of facilities could exceed the original estimates and additional restructuring charges totaling $2.6 million could result.

      The following table summarizes the restructuring activities for the year ended December 31, 2003 and the six months ended July 2, 2004 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2002	$—	$30,450	$—	$—	$30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	463	1,447	—	119	2,029
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(3,525)	(1,733)	—	—	(5,258)

Balance as of July 2, 2004	$558	$11,298	$—	$600	$12,456

Interest Expense

      Interest expense increased from $192,000 to $2.7 million from the second quarter of 2003 to the second quarter of 2004. Interest expense increased from $93,000 to $5.4 million from the first half of 2003 to the first half of 2004. The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Interest expense on royalty charges	$(130)	$—	$(215)	$—
Interest expense on convertible notes	(2,493)	—	(5,041)	—
Other	(96)	(192)	(179)	(93)

	$(2,719)	$(192)	$(5,435)	$(93)

Other Income (Expense), Net

      Other income (expense), net was $5.9 million and $7.7 million during the three and six months ended July 2, 2004. The following table summarizes other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003

Amortization of debt discount and issuance costs	$(2,845)	$—	$(5,737)	$—
Revaluation of common stock warrants	8,700	—	13,800	—
Loss on disposal of property and equipment	—	—	(350)	—

	$5,855	$—	$7,713	$—

Income Tax Provision (Benefit)

      The income tax benefit recorded during the six months ended July 2, 2004 represents the net reversal of the valuation allowance of deferred tax assets to offset the deferred tax liability arising from the revaluation of the short-term investments

Accretion of Series A Preferred Stock Redemption Obligations

      The accretion of Series A Preferred Stock represents the quarterly adjustments to the carrying value of the Series A Preferred Stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders.

Liquidity and Capital Resources

Sources and Use of Cash

      Cash and cash equivalents decreased by $8.4 million from $19.8 million at December 31, 2003 to $11.4 million at July 2, 2004.

      Net cash used in operating activities for the six months ended July 2, 2004 was $7.7 million, attributable to the net loss after the effect of non-cash charges, an increase in inventory excluding the provision of excess and obsolete inventory, and an increase in restricted cash and other assets, current and non-current, partially offset by a decrease in accounts receivable, net, an increase in accounts payable and other accrued liabilities and accrued royalties and interest. Net cash used in operating activities for the six month ended June 27, 2003 was $13.7 million and was attributable to the net loss after the effect of non-cash charges, an increase in inventory excluding the restructuring provision for excess and obsolete inventory, and a decrease in accounts payable and other accrued liabilities, partially offset by an decrease in accounts receivable, net and a decrease in restricted cash and other assets, current and non-current.

      Net cash used in investing activities for the six months ended July 2, 2004 was $416,000 and represented capital spending. Net cash used in investing activities for the six months ended June 27, 2003 was $2.1 million and was attributable to capital spending of $2.6 million, offset by a $500,000 repayment of a portion of a loan to a former officer. As discussed in Note 6 to the condensed consolidated financial statements, we intend to continue to seek repayment on the outstanding loan balance from this former officer.

      Net cash used in financing activities for the six months ended July 2, 2004 was $149,000 and was attributable to the issuance of common stock, net of $446,000, offset by principal payments on capital lease obligations of $595,000. Net cash provided by financing activities for the six months ended June 27, 2003 was $3.7 million and was attributable to borrowing on short-term bank loan of $2.0 million, borrowings on capital lease obligations of $1.6 million, proceeds from repayments of notes receivable from stockholders of $187,000, and the issuance of common stock, net of $237,000, offset by principal payments on capital lease obligations of $302,000.

Contractual Commitments

      We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of July 2, 2004 were as follows (in thousands):

	Payments Due By Period

	Total	Year Ending December 31,
	Amounts
	Committed	2004	2005	2006	2007	2008	Thereafter

Severance pay	$558	$558	$—	$—	$—	$—	$—
Repayment of convertible notes	50,753	50,753	—	—	—	—	—
Operating leases	35,622	3,934	7,740	6,708	6,371	6,435	4,434
Capital leases	1,603	637	920	46	—	—	—
Project commitments	799	799	—	—	—	—	—
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899	—	—

	$196,234	$56,681	$8,660	$6,754	$113,270	$6,435	$4,434

      As of July 2, 2004, we were required to repay the convertible promissory notes in September 2004 if they had not been exchanged for Series B Preferred Stock on July 30, 2004.

      We will also be required to redeem all outstanding shares of Series A Preferred Stock for cash in August 2007 if they have not been previously converted into common stock.

      For the six months ended July 2, 2004 and the years ended December 31, 2003 and 2002, we recorded restructuring charges of $19.5 million related to the committed future lease payments for closed facilities, net of estimated future sublease receipts and reversal of previously recorded provision, which are included in the operating leases caption above. As of July 2, 2004, we had unconditional purchase order commitments of $799,000, which are included as accrued liabilities.

      As described in Note 1 under Subsequent Events in the Notes to the Condensed Consolidated Financial Statements, on July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes, which includes accrued but unpaid interest, into shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved us from the requirement to repay the Notes on their maturity date of September 30, 2004. Subject to the approval of the Company’s stockholders, the Investors also agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, and their warrants to purchase shares of the Company’s common stock in exchange for an aggregate of 164 million shares of common stock and 400,000 shares of our newly issued Series C Preferred Stock. On July 30, 2004, we received $10.0 million in cash proceeds from the Investors in exchange for a new convertible bridge note pursuant to the securities purchase agreement dated July 27, 2004.

Credit Facilities

      In December 2002, we entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, we entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. We subsequently amended the accounts receivable financing agreement (as amended, the “Amended A/R Financing Agreement”) on July 25, 2003, October 31, 2003 and most recently on July 31, 2004. On July 25, 2003, we amended the accounts receivable financing agreement.

      Under the Amended A/R Financing Agreement, we may borrow up to $20 million in total. First, we may borrow up to $10.0 million by financing a portion of our eligible accounts receivable, primarily to our customers in the United States. Under this arrangement, we may accept for collection through a lockbox arrangement accounts receivable from us, and in return we will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to us the difference between the amount collected and the amount initially advanced to us, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, we must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. We must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 30, 2005. Second, we may borrow up to an additional $10.0 million, under which we are required to maintain a compensating cash balance equal to such borrowings.

      Under the A/R Financing Agreement, we receive temporary advances from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement (“Temporary Overadvances”), in an amount equal to $4.0 million for advances relating to letters of credit and in an amount equal to $4.0 million to be used for working capital purposes. We may receive Temporary Overadvances under this arrangement through August 31, 2004. This Temporary Overadvances arrangement may be renewed upon agreement by both the Company and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

      As of July 2, 2004, no borrowings were outstanding under the Amended A/R Financing Agreement.

      Obligations under the amended A/R Financing Agreement are secured by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and BCP Capital, L.P. under the secured promissory notes issued in July 2003 and amended in October 2003 and the senior secured promissory notes issued in December 2003. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business. Under the Amended A/R Financing Agreement, the events of default also include any judgment, attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in connection with a lawsuit filed by Symbol Technologies before the U.S. District Court for the District of Delaware. Please refer to Part II, Item 1, Legal Proceedings for a further description of the litigation with Symbol Technologies.

      Under the Amended A/R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. In addition, we are required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender. As of July 2, 2004, we complied with all of the financial covenants under this agreement.

Other Restructuring Activities

      We have taken steps to reduce our expenses from operations in order to begin generating cash flow from operations. Restructuring charges related primarily to severance payments.

      Restructuring charges for the six months ended July 2, 2004 were $2.0 million, consisting of $1.9 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $1.9 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $0.5 million of severance payments for five employees.

Debt Financing

      In April 2003, our management and board of directors recognized our need to secure additional funding to support our growth objectives and strengthen our balance sheet position. During 2003, Warburg Pincus Private Equity VIII, L.P. and BCP Capital, L.P. and affiliates invested an aggregate of $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B Preferred Stock, and warrants to purchase an aggregate of 24 million shares of our common stock. On July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes, which includes accrued but unpaid interest, into shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieves us from the requirement to repay the Notes on their maturity date of September 30, 2004. Subject to the approval of our stockholders, the Investors also agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, all of their warrants to purchase our common stock in exchange for an aggregate of 164 million shares of common stock and 400,000 shares of our newly issued Series C Preferred Stock. Furthermore, on July 30, 2004, we received $10.0 million from the Investors in exchange for a new convertible bridge note pursuant to the securities purchase agreement dated July 27, 2004. Please refer to Note 1 to the condensed consolidated financial statements for a detailed description of our recent transactions with these Investors.

Litigation with Symbol Technologies

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol Technologies, Inc. (“Symbol”). On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. On November 24, 2003, the District Court conducted a one-day bench trial on our equitable defenses not addressed by the jury.

      On July 29, 2004, we announced that the court has denied our equitable defenses and has determined that the jury’s award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The court entered its judgment on this matter on August 4, 2004. We are not presently enjoined from continued sales of these products, and the court denied Symbol’s request that it impose a court ordered royalty on future sales of these products by us. On August 6, 2004, Symbol filed a motion for entry of a permanent injunction against further manufacture and sale of the Company’s products found to infringe Symbol’s patents. We intend to oppose this motion. If we are enjoined from future sales of these products and are not able to negotiate a license arrangement with acceptable royalty rates, our revenue, results of operations and financial condition would be materially adversely affected.

      We have fully accrued for the amount awarded in our financial statements since the date of the initial jury award in September 2003. As of July 2, 2004, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. As of July 2, 2004, our accrual in the aggregate for estimated potential royalties and interest was $28.7 million. Depending upon the ultimate outcome of the litigation with Symbol, we may be required to pay royalty charges and interest at the time specified by the court. We will continue to evaluate and review our estimate of royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded.

      To date, we have not incurred immediate financial obligation to Symbol as a result of this decision and we intend to file a motion to stay execution on the judgment, pending completion of all related proceedings, including post trial motions on this matter. On August 10, 2004, Symbol informed us that it will attempt to execute on the judgement. If the remaining proceedings before the court in our litigation with Symbol are not decided in our favor, including our motion to the court to stay Symbol’s execution of judgment, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe on two of Symbol’s patents and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to proceed with the post-trial motions or to appeal the court’s decision. The court could deny our motion to stay execution of the judgment or could require us to post a bond to secure our post-trial motions.

      Although we have recorded an accrual for $28.7 million in connection with the Symbol litigation, we do not have sufficient cash to pay or post a bond in this amount. If we were required to make payments to Symbol, post a bond to the court, and/or repay the Bridge Loans (defined below) and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and be required to seek protection under applicable bankruptcy laws. There can be no assurance that alternative sources of financing will be available to us. We intend to vigorously defend ourself in this litigation and to consider all available options after the conclusion of all matters before the court.

      Any additional adverse ruling or judgment in this litigation that results in our obligation and/or any of our subsidiaries under GAAP (generally accepted accounting principles) to establish an additional reserve in respect of such ruling or judgment in an amount excess of $5 million, and any other ruling or judgment in any other litigation that is material and adverse to the Company, triggers an event of default under the Bridge Loan (defined below) issued to Warburg Pincus and BCP Capital, L.P. and affiliates. Upon such occurrence, the Investors would have the ability to require us to repay the Bridge Loan. The court’s rulings to date have not triggered an event of default under the terms of the Bridge Loan. If the judgment entered on August 4, 2004 is not vacated, discharged, stayed or bonded pending appeal within thirty days thereof, we would be in default under the Bridge Loan and the Investors would have the right to require us to repay the Bridge Loan. In addition, an attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the right to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts. The occurrence of an event of default under the secured credit facility with Silicon Valley Bank would trigger an event of default under the Bridge Loan notes if outstanding amounts owed under the credit facility exceeded $1 million. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the credit facility.

Additional Sources of Financing

      Our revenue declined from $68.8 million to $58.1 million from the six months ended June 27, 2003 to the six months ended July 2, 2004, and we have incurred substantial losses and negative cash flows from operations during the six months ended July 2, 2004 and the years ended December 31, 2003, 2002 and 2001. If we were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase common stock in accordance with the securities purchase agreement date July 27, 2004, Company will be required to repay the Bridge Loan. If our stockholders do not approve the Exchange, the Investors will have the right to demand immediate repayment of the Bridge Loan at any time after the thirtieth day following the date that our stockholders fail to approve the Exchange. If we were required to make payments to Symbol, post a bond to the court, and/or repay the convertible bridge loan and amounts, if any, which may be owed to Silicon Valley Bank, either due to an event of default or otherwise, or if we sustain continued significant negative cash flows from our operations, we will be required to obtain immediate alternative sources of financing in excess of the additional financing required to provide sufficient working capital for the business. If we were not able to obtain such alternative sources of financing, we would have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and would have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

Recent Accounting Pronouncements

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on our common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We adopted this EITF during the quarter ended July 2, 2004 and the adoption has to date not had a material impact on our results of operations.

      At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We are currently evaluating the effect of adopting EITF 03-01 on our results of operations.

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

We will need to obtain additional capital in the future and may not be able to secure adequate funds on terms acceptable to us or to our Investors.

      If we are required to make payments in connection with our pending litigation with Symbol, as described below, post a bond to the court, and/or repay the convertible bridge loan and amounts, if any, which may be owed to Silicon Valley Bank, either due to an event of default or otherwise, or if we sustain continued negative cash flows from our operations, we will be required to obtain immediate alternative sources of financing. If we were not able to obtain such alternative sources of financing, we would have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and would have to seek protection under applicable bankruptcy laws.

      In addition, our revenue declined from $68.8 million to $58.1 million from the six months ended June 27, 2003 to the six months ended July 2, 2004, and we have incurred substantial losses and negative cash flows from operations during the six months ended July 2, 2004 and the years ended December 31, 2003, 2002 and 2001. If we were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase common stock in accordance with the securities purchase agreement dated July 27, 2004, we will be required to repay the Bridge Loan. If our stockholders do not approve the Exchange, the Investors will have the right to demand immediate repayment of the Bridge Loan at any time after the thirtieth day following the date that our stockholders fail to approve the Exchange.

      Our ability to raise funds may be adversely affected by factors beyond our control, including market uncertainty and conditions in the capital markets. In addition, almost all of the shares of common stock we are authorized to issue pursuant to our certificate of incorporation are either outstanding or reserved for future issuance upon the exchange, conversion or exercise of outstanding securities. We may need to seek approval of our stockholders to amend our certificate of incorporation to provide us with sufficient authorized shares for any new equity or convertible debt financing. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution. In the event that such additional financing is not available, we may need to seek protection under applicable bankruptcy laws.

      On July 29, 2004, we announced that the court has denied our equitable defenses and has determined that the jury’s award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. We are not enjoined from continued sales of these products, and the court denied Symbol’s request that it impose a court ordered royalty on future sales of these products by us. The court entered its judgment on this matter on August 2, 2004. If we are enjoined from future sales of these products and are not able to negotiate a license arrangement with acceptable royalty rates, our revenue, results of operations and financial condition would be materially adversely affected.

      To date, we have not incurred immediate financial obligation to Symbol as a result of this decision and we intend to file a motion to stay execution on the judgment, pending completion of all related proceedings, including post trial motions on this matter. On August 10, 2004, Symbol informed us that it will attempt to execute on the judgment. If the remaining proceedings before the court in our litigation with Symbol are not decided in our favor, including our motion to the court to stay Symbol’s execution of judgment, we would likely be required to make significant payments to Symbol, including payments for royalties related to past sales of products found to infringe on two of Symbol’s patents and additional royalties in connection with future sales of these products, or we would be required to post a bond in order to proceed with the post-trial motions or to appeal the court’s decision. The court could deny our motion to stay execution of the judgment or could require us to post a bond to secure our post-trial motions.

      Although we have recorded an accrual for $28.7 million in connection with the Symbol litigation, we do not have sufficient cash to pay or post a bond in this amount. If we were required to make payments to Symbol, post a bond to the court, and/or repay the Bridge Loans and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and be required to seek protection under applicable bankruptcy laws. There can be no assurance that alternative sources of financing will be available to us.

      Any additional adverse ruling or judgment in this litigation that results in the obligation of Proxim and/or any of our subsidiaries under GAAP (generally accepted accounting principles) to establish an additional reserve in respect of such ruling or judgment in an amount excess of $5 million, and any other ruling or judgment in any other litigation that is material and adverse to the Company, triggers an event of default under the Bridge Loan notes issued to Warburg Pincus and BCP Capital, L.P. and affiliates. Upon such occurrence, the Investors would have the ability to require us to repay the Bridge Loan. The court’s rulings to date have not triggered an event of default under the Bridge Loan notes. If the judgment entered on August 4, 2004 is not vacated, discharged, stayed or bonded pending appeal within thirty days thereof, we would be in default under the Bridge Loan notes and the Investors would have the ability to require us to repay the Bridge Loan. In addition, an attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the ability to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts. The occurrence of an event of default under the secured credit facility with Silicon Valley Bank would trigger an event of default under the Bridge Loan notes if outstanding amounts owed under the credit facility exceeded $1 million. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the credit facility.

We are not profitable and may not be profitable in the future.

      For the six months ended July 2, 2004 and the year ended December 31, 2003 we had a net loss attributable to holders of our common stock of $27.6 million and $133.7 million, respectively. We cannot assure you that our revenue will increase or continue at current levels or growth rates or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

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

      Proxim, Inc.’s involvement in patent litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition, operating results or cash flows.

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

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. On November 24, 2003, the District Court conducted a one-day bench trial on our equitable defenses not addressed by the jury.

      On July 29, 2004, we announced that the court has denied our equitable defenses and has determined that the jury’s award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The court entered its judgment on this matter on August 4, 2004. We are not presently enjoined from continued sales of these products, and the court denied Symbol’s request that it impose a court ordered royalty on future sales of these products by us. On August 6, 2004, Symbol filed a motion for entry of a permanent injunction against further manufacture and sale of the Company’s products found to infringe Symbol’s patents. We intend to oppose this motion.

      We have fully accrued for the awarded amount in our financial statements since the date of the initial jury award in September 2003. As of July 2, 2004, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. As of July 2, 2004, our accrual in the aggregate for estimated past and potential royalties and interest was $28.7 million. Depending upon the ultimate outcome of the litigation with Symbol, we may be required to pay royalty charges and interest at the time specified by the court. We will continue to evaluate and review our estimate of royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded.

      To date, the Company has not incurred immediate financial obligation to Symbol as a result of this decision and the Company intends to file a motion to stay execution on the judgment, pending completion of all related proceedings, including post trial motions on this matter. On August 10, 2004, Symbol informed the Company that it would attempt to execute on the judgment. The court could deny our motion to stay execution of the judgment or could require the Company to post a bond to secure our post-trial motions.

      Although we have recorded an accrual for $28.7 million in connection with the Symbol litigation, we do not have sufficient cash to pay or post a bond in this amount. If we were required to make payments to Symbol, post a bond to the court, and/or repay the Bridge Loans and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and be required to seek protection under applicable bankruptcy laws. There can be no assurance that alternative sources of financing will be available to us. We intend to vigorously defend ourselves in this litigation and to consider all available options after the conclusion of all matters before the court.

      Any additional adverse ruling or judgment in this litigation that results in the obligation of Proxim and/or any of our subsidiaries under GAAP (generally accepted accounting principles) to establish an additional reserve in respect of such ruling or judgment in an amount excess of $5 million, and any other ruling or judgment in any other litigation that is material and adverse to the Company, triggers an event of default under the Bridge Loan (defined below) issued to Warburg Pincus and BCP Capital, L.P. and affiliates. Upon such occurrence, the Investors would have the ability to require us to repay the Bridge Loan. The court’s rulings to date have not triggered an event of default under the terms of the Bridge Loan. If the judgment entered on August 4, 2004 is not vacated, discharged, stayed or bonded pending appeal within thirty days thereof, we would be in default under the Bridge Loan and the Investors would have the right to require us to repay the Bridge Loan. In addition, an attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the right to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts. The occurrence of an event of default under the secured credit facility with Silicon Valley Bank would trigger an event of default under the Bridge Loan notes if outstanding amounts owed under the credit facility exceeded $1 million. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the credit facility.

      On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend our complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. The parties are currently conducting discovery. A trial date has not been set.

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on August 4, 2004, Active’s net claim is approximately $3.4 million. Discovery has not yet commenced, and a trial date has not been established. We intend to defend ourselves vigorously against this lawsuit.

      We are party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. We have recorded reserves related to these disputes to the extent that management believes are appropriate. We intend to vigorously defend ourself in these matters.

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

      We may undertake to effect a reverse split of our outstanding capital stock in order to increase the per-share trading price to comply with the Nasdaq’s Marketplace Rules. However, we cannot assure you that we would receive the vote of our stockholders required to effect the reverse stock split or that, if consummated, the reverse stock split would effectively increase or maintain our per share trading price above the $1.00 per share minimum.

Several of our stockholders beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring shareholder approval and could discourage potential acquisitions of our company.

      Warburg Pincus and entities affiliated with BCP Capital hold outstanding shares of Series A Preferred Stock convertible into an aggregate of 42,562,172 shares of common stock as of August 4, 2004. Including additional accretion at an annual rate of 8% through August 5, 2005, the Series A Preferred Stock will be convertible into an aggregate of 45,889,229 shares of common stock. The Investors also hold 490,599 shares of our Series B Preferred Stock, which is convertible into 42,727,171 shares of our common stock as of August 4, 2004. Including additional accretion at an annual rate of 14% through the seventh anniversary of the date of issuance of the Series B Preferred Stock, the Series B Preferred Stock will be convertible into 111,778,658 shares of our common stock. In addition, the Investors currently hold warrants to purchase an aggregate of 18,133,464 shares of our common stock at an exercise price of approximately $2.07 per share, 18,000,000 shares of our common stock at an exercise price of $1.46 per share and 6,000,000 shares of our common stock at an exercise price of $1.53 per share.

      Assuming conversion of our Series A Preferred Stock, our Series B Preferred Stock and the warrants held by the Investors, the Investors would be expected to represent approximately 48.2% of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of August 4, 2004, and excluding total outstanding employee options and other warrants to purchase approximately 28,605,483 shares and 2,651,306 shares, respectively, of common stock.

      On July 27, 2004, we entered into an agreement with our Investors that, pending stockholder approval, the Investors will surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their common stock warrants in exchange for 164 million shares of our common stock and 400,000 shares of Series C Preferred Stock. If our stockholders do not approve this exchange, our Series A Preferred Stock, Series B Preferred Stock and the common stock warrants held by the Investors will remain outstanding in accordance with their terms. If our stockholders approve the Exchange, the Investors together will own approximately 57.0% of our outstanding capital stock, based on shares outstanding as of August 4, 2004.

      As a result of their ownership as outlined above, the Investors are able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of the Investors may be different than those of other stockholders of our company. In addition, the significant ownership percentage of the Investors could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company.

As holders of our Series A Preferred Stock and Series B Preferred Stock, the Investors have rights that are senior to those of our common stock.

      Holders of our Series A Preferred Stock are entitled to receive certain benefits not available to holders of our common stock. In particular:

•	from August 2005 through August 2007, shares of Series A Preferred Stock will be entitled to dividends equal to 8% of their liquidation preference per year, payable, at our election, in cash or shares of our common stock valued at the then-market price;

•	each share of Series A Preferred Stock will have an initial liquidation preference of $25.00 and the liquidation preference will bear interest at 8%, compounded semi-annually, for three years. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	in August 2007, we will be required to redeem all outstanding shares of Series A Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change of control of our company, we will have the right to convert the Series A Preferred Stock into common stock if upon such conversion the holders of Series A Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or repurchase the Series A Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to August 2005, the liquidation preference will increase as necessary to provide for three years of accretion;

•	holders of Series A Preferred Stock have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series A Preferred Stock, which initially was approximately $3.06 per share, and was reduced to approximately $2.07 in connection with the issuance of the Notes, the warrants held by the Investors and the issuance of the Series B Preferred Stock on July 30, 2004, is subject to additional customary weighted average anti-dilution adjustments and other customary adjustments; and

•	the approval of holders of a majority of the Series A Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series A Preferred Stock, and any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock.

      Holders of our Series B Preferred Stock are entitled to receive certain benefits not available to holders of our common stock. In particular:

•	each share of Series B Preferred Stock will have an initial liquidation preference of $100.00 and the liquidation preference will bear interest at an annual rate of 14%, compounded quarterly, for seven years from the date of issuance. The liquidation preference is subject to adjustments in the event we undertake a business combination or other extraordinary transaction, or we are liquidated or dissolved;

•	on the seventh anniversary of the issuance of the Series B Preferred Stock, we will be required to redeem all outstanding shares of Series B Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends;

•	in the event of a change in control of our company, the holders of the Series B Preferred Stock will have the right to convert the Series B Preferred Stock into common stock if upon such conversion the holders of Series B Preferred Stock would receive liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration is less than 110% of the liquidation preference, we may either modify the conversion price so that the consideration will equal 110% of the liquidation preference then in effect or offer to repurchase the Series B Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurs prior to the seventh anniversary of the issuance of the Series B Preferred Stock, the liquidation preference will increase as necessary to provide for seven years of accretion;

•	holders of Series B Preferred Stock will have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuance or sales;

•	the conversion price of the Series B Preferred Stock, which initially shall be approximately $1.15 per share, will be subject to customary weighted average anti-dilution adjustments and other customary adjustments; and

•	the approval of holders of a majority of the Series B Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series B Preferred Stock, any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our common stock.

      If our stockholders approve the Exchange and the Investors exchange their Series A Preferred Stock, Series B Preferred Stock and common stock warrants for shares of our common stock and our Series C Preferred Stock, Warburg Pincus has agreed that it will limit its voting rights until July 22, 2008 to limit no more than 49% of our issued and outstanding voting stock. In addition, if our stockholders approve the Exchange, for so long as each of the Investors owns at least 25% of the aggregate principal amount of the common stock issuable to it in the Exchange , the Investors each will have the right to appoint a member of our Board of Directors. For so long as Warburg Pincus owns 50% of the common stock issuable to it in the Exchange, it shall have the right to appoint a second member of our Board of Directors. Independent of its holdings, Warburg Pincus shall have the right to have one observer attend meetings of the Board of Directors.

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

      Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

•	an evolving and unpredictable business model;

•	uncertain acceptance of our new ORiNOCO, Lynx and Tsunami products;

•	litigation challenging our intellectual property;

•	competition; and

•	challenges in managing growth.

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

      The potential for sales of substantial amounts of our common stock into the public market may adversely affect the market price of our common stock. Our Investors hold outstanding shares of Series A preferred stock convertible into an aggregate of 42,562,172 shares of common stock as of August 4, 2004. Including additional accretion at an annual rate of 8% through August 5, 2005, the Series A Preferred Stock will be convertible into an aggregate of 45,889,229 shares of common stock. The Investors also hold 490,599 shares of our Series B Preferred Stock, which is convertible into 42,727,171 shares of our common stock as of August 4, 2004. Including additional accretion at an annual rate of 14% through the seventh anniversary of the date of issuance of the Series B Preferred Stock, the Series B Preferred Stock will be convertible into 111,778,658 shares of our common stock. In addition, the Investors currently hold warrants to purchase an aggregate of 18,133,464 shares of our common stock at an exercise price of approximately $2.07 per share, 18,000,000 shares of common stock at an exercise price of $1.46 per share and 6,000,000 shares of our common stock at an exercise price of $1.53 per share.

      Assuming conversion of Series A Preferred Stock, our Series B Preferred Stock and the warrants held by the Series A and Series B Preferred Stock investors, would be expected to represent approximately 48.2% of our outstanding capital stock on an as-converted and as-exercised basis, based on shares outstanding as of August 4, 2004, and excluding total outstanding employee options and other warrants to purchase approximately 28,605,483 shares and 2,651,306 shares, respectively, of common stock.

      Upon the request of a majority-in-interest of the Investors, the Company has agreed to use reasonable best efforts, to prepare and file with the SEC within 180 days after the closing of a Qualified Transaction or such other time as shall be mutually agreed upon by the Company and the Investors, a registration statement on Form S-3 covering the securities held by each Investor in compliance with the Securities Act. Upon the effectiveness of such registration statement, the Investors will have the right to resell any shares of common stock issued to them upon conversion of the Series A Preferred Stock and Series B Preferred Stock and upon exercise of all of the warrants issued in connection with the Series A Preferred Stock and Series B Preferred Stock.

      We have entered into an agreement with our Investors that, pending stockholder approval, the Investors will surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their common stock warrants in exchange for 164 million shares of our common stock and 400,000 shares of Series C Preferred Stock. If our stockholders do not approve the Exchange, our Series A Preferred Stock, Series B Preferred Stock and the common stock warrants held by the Investors will remain outstanding in accordance with their terms. If our stockholders approve the Exchange, the Investors together will own approximately 57.0% of our outstanding capital stock, based on shares outstanding as of August 4, 2004.

      In addition to these securities, as of August 4, 2004, options and warrants to acquire 28,605,483 and 2,651,306 shares, respectively, of our common stock were outstanding. Also, as of August 4, 2004, approximately an additional 13,451,677 shares of our common stock were reserved for issuance to our employees under existing and/or assumed stock option plans.

We may not be able to secure stockholders approval of the Exchange and the Exchange might not be consummated.

      Our stockholders may not approve the Exchange and the Exchange may not be consummated. If the Exchange is not consummated, the Series A Preferred Stock, the Series B Preferred Stock, and the common stock warrants held by the Investors would remain outstanding according to their terms. In addition, at any time after the thirtieth day following a special meeting at which our stockholders fail to approve the Exchange, the Investors may put the Bridge Loan to the Company for payment in accordance with its terms. If this were to occur, the Company might not be able to pay the amounts due under the Bridge Loan and might be forced to seek other sources of financing which may not be available on favorable terms or at all. If financing is not available, the Company might be forced to seek protection under applicable bankruptcy laws.

We may not be able to successfully market additional common stock financing transactions and the Bridge Loan might not convert into equity interest.

      If we are unable to market and close a common stock financing transaction with aggregate gross proceeds to the Company of $20.0 million or more by June 30, 2005, the Bridge Loan will not convert into common stock and will become immediately due and payable in accordance with its terms. If our stockholders do not approve the Exchange, the Investors will have the right to demand immediate repayment of the Bridge Loan at any time after the thirtieth day following the date that our stockholders fail to approve the Exchange. If either of these events were to occur, the we might not be able to pay the amounts due under the Bridge Loan and might be forced to seek other sources of financing which may not be available on favorable terms or at all. If financing is not available, we might be forced to seek protection under applicable bankruptcy laws.

Possible third-party claims of infringement of proprietary rights against us could have a material adverse effect on our business, results of operation and financial condition.

      The communications industry and products based on the 802.11 standards in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. There can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to our business and diversion of our personnel, require us to develop new technology or enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement to indemnify our customers could have a material adverse effect on our business, results of operations or financial condition.

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

      We could be at a disadvantage when compared to our competitors, particularly Symbol, Cisco Systems, NetGear and D-Link, that have broader distribution channels, greater brand recognition, more extensive patent portfolios and, in particular, more diversified product lines. In the broadband wireless access market, we have several competitors, including without limitation, Alvarion, Ceragon Networks, Stratex Networks, and Harris Corporation.

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

      In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. Our expenses for research and development in the first half of 2004 decreased compared to the first half of 2003, primarily due to reduced personnel expenses as a result of the workforce reduction implemented in 2003. To the extent our revenues do not increase or we do not raise additional financing for working capital purposes, we may be required to further reduce our expenses for research and development which could limit our ability to introduce new products.

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

      During the six months ended July 2, 2004 and years ended December 31, 2003 and 2002, international sales accounted for approximately 41%, 41% and 38% of our total sales, respectively. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue. There are certain risks inherent in doing business in international markets, including the following:

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

      A limited number of OEM customers may contribute a significant percentage of our revenue. We expect that sales to a limited number of OEM customers will continue to account for a significant portion of our revenue for the foreseeable future. Sales of many of our wireless networking products depend upon decisions of prospective OEM customers to develop and market wireless solutions which incorporate our wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

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

Our business derives a substantial portion of its revenue from a limited number of distributors. Therefore, a decrease or loss in business from any of them may cause a significant delay or decline in our revenue and could harm our reputation.

      Our business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. Two distributors accounted for approximately

15% and 13% of our total revenue for the six months ended July 2, 2004, and one distributor accounted for approximately 14% and 23% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. Additionally, our reliance on distributors limits our visibility to our end user customers, which impacts our ability to accurately forecast our revenues. Most of our expenses are fixed in the short term and any shortfall in revenues in relation to planned expenditures could materially harm our operating results and financial condition.

We depend on limited suppliers for key components that are difficult to manufacture, and because we may not have long-term arrangements with these suppliers, we could experience disruptions in supply that could decrease or delay the recognition of revenues.

      We depend on single or limited source suppliers for several key components used in our products. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. We do not have any long-term arrangements with our suppliers and could be at a disadvantage compared to other companies, particularly larger companies that have contractual rights or preferred purchasing arrangements. In addition, during periods of capacity constraint, we are disadvantaged compared to better capitalized companies, as suppliers have in the past and may in the future choose not to do business with us, or may require letters of credit guaranteeing our obligations, as a result of our financial condition. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. In the Wi-Fi market, the growth in demand has created unexpected shortages and sudden increases in lead times. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

We have limited manufacturing capabilities and we will need to increasingly depend on contract manufacturers for our manufacturing requirements.

      We have limited manufacturing capability in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products. For example, as part of our ongoing review of our inventory reserve requirements, we increased our reserve for excess and obsolete inventory and lower of cost or market by $2.1 million in the first half of 2004, primarily related to legacy WWAN products. As part of our restructuring charge in the second quarter of 2003, we increased our reserve for excess and obsolete inventory by $22.5 million, also primarily related to legacy WWAN products. As a part of our restructuring charge in the first quarter of 2002, we increased our reserve for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments, primarily related to legacy WLAN products. These provisions related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

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

      Our reliance on contract manufacturers could subject us to additional costs or delays in product shipments as demand for our products increases or decreases. As demand for wireless products increases, our contract manufacturers are experiencing increasing lead times for many components increasing the possibility that they will be unable to satisfy our product requirements in a timely fashion. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies or the loss of a contract manufacturer would result in costs to acquire additional manufacturing capacity and delays in shipments of our products, materially adversely affecting our business and operating results. In addition, cancellations in orders as a result of decreases in demand for products may subject us to claims for damages. In this regard, we are party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes.

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

Failure to decrease the cost of our products or to effectively develop new systems would cause our gross profit and our revenue to decline or to increase more slowly.

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

      If we experience warranty failure that indicate either manufacturing or design deficiencies, we may be required to recall units in the field and or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. Because customers often delay deployment of a full system until they have tested the products and any defects have been corrected, we expect these revisions to cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time. End users have discovered errors in our products. If the costs of remediating problems experienced by our customers exceed our warranty reserves, these costs may adversely affect our operating results.

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

Broadband wireless access products frequently require a direct line-of-sight, which may limit the ability of service providers to deploy them in a cost-effective manner and could harm our sales.

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

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

      We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Inability to attract and retain key personnel could hinder our ability to operate.

      Our success depends to a large extent on the continued services of Mr. Frank Plastina, our Chairman and Chief Executive Officer, Mr. Kevin Duffy, our President and Chief Operating Officer, Mr. Michael D. Angel, our Executive Vice President and Chief Financial Officer, and other members of our senior management team. We recently announced that our board of directors has approved a plan for Mr. Duffy to assume the role of Chief Executive Officer in January 2005, which Mr. Plastina to serve as full time Executive Chairman. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and a majority of our operations are located.

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

      In this regard, due to the decline in forecasted revenue in future periods, we took a charge of $129.1 million related to the impairment of goodwill in accordance with SFAS No. 142 in the fourth quarter of 2002. The impairment charged was measured as the amount that the carrying amount exceeded our estimated fair value. If we are required to recognize additional impairment charges, the charge will negatively impact reported earnings in the period of the charge.

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

      The trading prices of our common stock have been subject to wide fluctuations, and such trend is likely to continue with respect to the trading price of our common stock. The trading price of our common stock may fluctuate in response to a number of events and factors, including:

•	quarterly variations in revenues and operating results;

•	announcements of innovations and new products;

•	strategic developments or business combinations by us or our competitors;

•	changes in our expected operating expense levels;

•	changes in financial estimates including the Company’s ability to meet its future revenue and operating profit or loss projections;

•	recommendations of financial and industry analysts;

•	the operating and securities price performance of comparable companies; and

•	news reports relating to trends in the wireless communications industry.

      The Company has not met its revenue and/or operating profit or loss projections from time to time in the past, most recently in the quarters ended April 2, 2004 and July 2, 2004. In addition, the stock market in general, and the market prices for wireless-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may influence the trading price of our common stock. These trading price fluctuations may make it more difficult to use our common stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Accordingly, you may lose all or part of your investment in our common stock.

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

Interest Rate Sensitivity

      We currently do not maintain investments that are subject to interest rate risk.

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

Investment Risk

      We are exposed to market risk as it relates to changes in the fair value of our investments. We have invested in an equity instrument in a private company, which completed our initial public offering in February 2004. This equity investment, in a technology company, is subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of July 2, 2004, we had $306,000 of unrealized gain, net of tax on this investment recorded as a component of stockholders’ deficit. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control.

      Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

Item 4.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of

the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

      Proxim, Inc.’s involvement in patent litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition, operating results or cash flows.

Symbol Technologies, Inc.

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

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. On November 24, 2003, the District Court conducted a one-day bench trial on our equitable defenses not addressed by the jury.

      On July 29, 2004, we announced that the court has denied our equitable defenses and has determined that the jury’s award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The court entered its judgment on this matter on August 4, 2004. We are not presently enjoined from continued sales of these products, and the court denied Symbol’s request that it impose a court ordered royalty on future sales of these products by us. On August 6, 2004, Symbol filed a motion for entry of a permanent injunction against further manufacture and sale of our products found to infringe Symbol’s patents. We intend to oppose this motion. If we are enjoined from future sales of these products and are not able to negotiate a license arrangement with acceptable royalty rates, our revenue, results of operations and financial condition would be materially adversely affected.

      We have fully accrued for the awarded amount in our financial statements since the date of the initial jury award in September 2003. As of July 2, 2004, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. As of July 2, 2004, our accrual in the aggregate for estimated past and potential royalties and interest was $28.7 million. Depending upon the ultimate outcome of the litigation with Symbol, we may be required to pay royalty charges and interest at the time specified by the court. We will continue to evaluate and review our estimate of royalties and interest payable from time to time for any indications that could require us to change our assumptions relating to the amount already recorded.

      To date, we have not incurred immediate financial obligation to Symbol as a result of this decision and we intend to file a motion to stay execution on the judgment, pending completion of all related proceedings, including post trial motions on this matter. On August 10, 2004, Symbol informed us that it would attempt to execute on the judgment. The court could deny our motion to stay execution of the judgment or could require us to post a bond to secure our post-trial motions.

      Although we have recorded an accrual for $28.7 million in connection with the Symbol litigation, we do not have sufficient cash to pay or post a bond in this amount. If we were required to make payments to Symbol, post a bond to the court, and/or repay the Bridge Loans and amounts, if any, owed to Silicon Valley Bank, either due to an event of default or otherwise, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we would have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and be required to seek protection under applicable bankruptcy laws. There can be no assurance that alternative sources of financing will be available to us. We intend to vigorously defend ourselves in this litigation and to consider all available options after the conclusion of all matters before the court.

      In addition, any further adverse ruling or judgment in this litigation that results in our obligation and/or any of our subsidiaries under GAAP (generally accepted accounting principles) to establish an additional reserve in respect of such ruling or judgment in an amount excess of $5 million, and any other ruling or judgment in any other litigation that is material and adverse to the Company, triggers an event of default under the Bridge Loan issued to Warburg Pincus and BCP Capital, L.P. and affiliates. Upon such occurrence, the Investors would have the ability to require us to repay the Bridge Loan. The court’s rulings to date have not triggered an event of default under the terms of the Bridge Loan. If the judgment entered on August 4, 2004 is not vacated, discharged, stayed or bonded pending appeal within thirty days thereof, we would be in default under the Bridge Loan and the Investors would have the right to require us to repay the Bridge Loan. In addition, an attempt by Symbol to execute on a judgment, the court not issuing a stay on execution of judgment by August 31, 2004, restraining order, injunction or any material adverse development in the litigation with Symbol would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the right to require us to repay any outstanding amounts under the credit facility and to prohibit us from borrowing any additional amounts. The occurrence of an event of default under the secured credit facility with Silicon Valley Bank would trigger an event of default under the Bridge Loan if outstanding amounts owed under the credit facility exceeded $1 million. As of July 2, 2004 and August 11, 2004, no borrowings were outstanding under the credit facility.

Top Global Technology Limited

      On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend our complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. The parties are currently conducting discovery. A trial date has not been set.

Active Technology Corporation

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on August 4, 2004, Active’s net claim is approximately $3.4 million. Discovery has not yet commenced, and a trial date has not been established. We intend to defend ourselves vigorously against this lawsuit.

General

      We are party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for our products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. We have recorded reserves related to these disputes to the extent that management believes are appropriate. We intend to vigorously defend ourselves in these matters.

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

Item 6.	Exhibits and Reports on Form 8-K

      A. Exhibits

Exhibit
Number		Description

2	.1*	Securities Purchase Agreement, dated as of July 27, 2004, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC.
10.68		Amendment to Overadvance LC Rider, dated as of July 31, 2004, between the Registrant and Silicon Valley Bank.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2004.

      B. Reports on Form 8-K

Date	Item Reported

April 7, 2004	On April 7, 2004, the Registrant issued a press release announcing preliminary financial results for the fiscal quarter ended April 2, 2004 and furnished its press release on Form 8-K.
April 14, 2004	On April 12, 2004, the Registrant issued a press release announcing certain changes to its management. On April 14, 2004, the Registrant furnished its press release on Form 8-K.
April 27, 2004	On April 27, 2004, the Registrant issued a press release announcing financial results for the fiscal quarter ended April 2, 2004 and furnished its press release on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROXIM CORPORATION

By:	/s/ MICHAEL D. ANGEL

Michael D. Angel
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2	.1*	Securities Purchase Agreement, dated as of July 27, 2004, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC.
10.68		Amendment to Overadvance LC Rider, dated as of July 31, 2004, between the Registrant and Silicon Valley Bank.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2004.