Form 10-Q
period 2004-10-01
PROXIM CORP
filed 2004-11-10
CIK 1112263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 1, 2004

or

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

      The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of November 3, 2004, was 28,753,958. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets at October 1, 2004 and December 31, 2003 (unaudited)	2
	Condensed Consolidated Statements of Operations for the three months and nine months ended October 1, 2004 and September 26, 2003 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2004 and September 26, 2003 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	66
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	66
Item 6.	Exhibits	68
Signatures		69
Index to Exhibits
EXHIBIT 10.68
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

PROXIM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	December 31,
	2004	2003

	(In thousands, except share
	and per share data)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,313	$19,756
Accounts receivable, net	8,859	13,961
Inventory	15,804	19,939
Other current assets	4,803	5,301

Total current assets	47,779	58,957
Property and equipment, net	6,078	7,522
Goodwill	9,726	9,726
Intangible assets, net	25,657	40,333
Restricted cash	770	1,254
Other assets	430	2,316

Total assets	$90,440	$120,108

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,932	$10,500
Capital lease obligations, current	1,144	1,176
Accrued royalties and interest	9,523	26,906
Other accrued liabilities	20,328	20,804
Convertible bridge loan	10,000	—
Convertible promissory notes	—	34,735

Total current liabilities	48,927	94,121
Capital lease obligations, long-term	116	934
Accrued royalties, long-term	8,805	—
Long-term debt	101	101
Restructuring accruals, long-term	7,823	8,660
Common stock warrants	5,500	21,800

Total liabilities	71,272	125,616

Commitments and contingencies (Notes 15 and 17)
Mandatorily redeemable convertible preferred stock:
Series A: 25,000,000 shares authorized; par value $.01; 3,000,000 shares issued and outstanding at October 1, 2004 and December 31, 2003, respectively	80,749	73,580
Series B: 540,000 shares authorized; par value $.01; 490,599 shares issued and outstanding at October 1, 2004, no shares issued and outstanding at December 31, 2003	49,703	—

Total mandatorily redeemable convertible preferred stock	130,452	73,580

Stockholders’ deficit:
Common stock, Class A, par value $.01; authorized 39,000,000 shares: 16,572,511 and 16,503,719 shares issued and outstanding at October 1, 2004 and December 31, 2003, respectively	166	165
Common stock, Class B, par value $.01; authorized 1,000,000 shares: no shares issued and outstanding at October 1, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	340,589	340,796
Treasury stock, at cost; 4,218,553 shares at October 1, 2004 and December 31, 2003	(21,585)	(21,585)
Notes receivable from stockholders	(711)	(711)
Accumulated deficit	(429,743)	(397,753)

Total stockholders’ deficit	(111,284)	(79,088)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$90,440	$120,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Product revenue, net	$31,526	$35,058	$89,640	$103,892
License revenue	—	—	—	6,000

Total revenue, net	31,526	35,058	89,640	109,892
Cost of revenue	19,275	22,041	56,792	64,670
Royalty charges (benefit)	(4,796)	22,869	(3,179)	22,869
Restructuring provision for excess and obsolete inventory	—	—	—	22,549

Gross profit (loss)	17,047	(9,852)	36,027	(196)
Operating expenses:
Research and development	4,748	4,915	14,160	19,032
Selling, general and administrative	11,497	13,179	34,095	37,720
Legal expense for certain litigation	105	1,700	1,050	5,700
Amortization of intangible assets	3,948	5,364	14,676	16,229
Bad debt expense	—	2,305	—	2,305
Restructuring charges (benefit)	—	(5,194)	2,029	7,298

Total operating expenses	20,298	22,269	66,010	88,284

Loss from operations	(3,251)	(32,121)	(29,983)	(88,480)
Interest income (expense), net	2,191	(4,192)	(3,244)	(4,285)
Other income (expense), net	(242)	(242)	7,471	(242)

Loss before income taxes	(1,302)	(36,555)	(25,756)	(93,007)
Income tax provision	203	—	—	—

Net loss	(1,505)	(36,555)	(25,756)	(93,007)
Accretion of Series A Preferred Stock obligations	(1,725)	(1,596)	(5,070)	(4,681)
Accretion of Series B Preferred Stock obligations	(1,164)	—	(1,164)	—

Net loss attributable to common stockholders — basic and diluted	$(4,394)	$(38,151)	$(31,990)	$(97,688)

Net loss per share attributable to common stockholders — basic and diluted	$(0.36)	$(3.13)	$(2.59)	$(8.05)

Shares used to compute net loss per share — basic and diluted	12,349	12,199	12,336	12,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	October 1,	September 26,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(25,756)	$(93,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,375	18,669
Amortization of warrants issued to customer	522	—
Provision for excess and obsolete inventory and lower of cost or market	1,723	—
Restructuring provision for excess and obsolete inventory	—	22,549
Bad debt expense	—	2,305
Restructuring charges (benefit)	2,029	(2,668)
Loss on disposal of property and equipment	350	—
Amortization of debt discount on convertible notes and issuance costs	8,171	—
Revaluation of common stock warrants	(16,300)	—
Changes in assets and liabilities:
Accounts receivable, net	5,102	10,821
Inventory	2,412	(10,687)
Restricted cash and other assets, current and non-current	190	1,946
Accounts payable and other accrued liabilities	3,360	535
Accrued royalties and interest	(8,578)	25,819

Net cash used in operating activities	(10,400)	(23,718)

Cash flows from investing activities:
Purchase of property and equipment	(679)	(2,873)
Purchase of an asset held for sale	—	(9,966)
Proceeds from repayment of loan to officer	—	500

Net cash used in investing activities	(679)	(12,339)

Cash flows from financing activities:
Borrowings on capital lease obligations	—	1,605
Principal payments on capital lease obligations	(895)	(539)
Proceeds from repayments of notes receivable from stockholders	—	187
Proceeds from issuance of convertible promissory loan	—	30,000
Proceeds from issuance of bridge note	10,000	—
Issuance of common stock, net	531	781

Net cash provided by financing activities	9,636	32,034

Net decrease in cash and cash equivalents	(1,443)	(4,023)
Cash and cash equivalents at beginning of period	19,756	16,535

Cash and cash equivalents at end of period	$18,313	$12,512

Supplemental disclosures:
Cash received (paid) during the period for:
Income taxes	$—	$1,655

Interest on capital lease obligations	$(54)	$(51)

Non-cash transactions:
Inception of capital leases	$45	$1,069

Accretion of Series A Preferred Stock redemption obligations	$7,169	$6,846

Accretion of Series B Preferred Stock redemption obligations	$1,164	$—

Conversion of convertible promissory notes into Series B Preferred Stock	$49,060	$—

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

Significant Events

Capital Restructuring and Bridge Loan

      On July 27, 2004, the Company entered into an agreement (the “Purchase Agreement”) with its strategic investors, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P. (formerly known as Broadview Capital Partners, L.P.) and affiliates (collectively, the “Investors”) to restructure their equity instruments and debt holdings in the Company. Pursuant to the terms of the Purchase Agreement, on July 30, 2004, the Investors exchanged the $49.0 million in aggregate amount of secured convertible promissory notes, including accrued but unpaid interest of $9.0 million, into shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the secured convertible promissory notes, as described in Note 12. The exchange relieved the Company of the requirement to repay the notes on their maturity date of September 30, 2004.

      On July 30, 2004, the Company received $10.0 million in cash proceeds from the Investors in exchange for a new convertible bridge note (the “Bridge Loan”) pursuant to the Purchase Agreement. The secured convertible Bridge Loan bears interest at 15 percent per annum and is due on June 30, 2005. In accordance with the terms of the Bridge Loan, all principal and accrued interest will convert into Class A common stock and/or warrants to purchase Class A common stock, at the same price and upon the same terms and conditions offered to other investors, if prior to June 30, 2005 the Company closes a financing transaction with gross proceeds of $20.0 million or more through a sale of its Class A common stock and/or warrants to purchase Class A common stock. If such a financing transaction does not occur, the Bridge Loan becomes due and payable by its terms on June 30, 2005.

      Pursuant to the Purchase Agreement, subject to the approval of the Company’s stockholders, the Investors also agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their warrants to purchase the Company’s Class A common stock in exchange for an aggregate of 16.4 million shares of Class A common stock and 400,000 shares of the Company’s newly issued Series C Preferred Stock (the “Exchange”).

      At a special meeting of stockholders held on October 21, 2004, the Company’s stockholders approved the above Exchange. On October 22, 2004, the Exchange closed and the Investors surrendered all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their warrants to purchase the Company’s Class A common stock for Class A common stock and Series C Preferred Stock as described above.

      Subsequent to the issuance of the 16.4 million shares of Class A common stock to the Investors in the Exchange, Warburg Pincus Private Equity VIII, L.P. owned 14,213,333 shares of the Company’s common stock representing approximately 49.4 percent of the Company’s outstanding common stock based on 12,353,958 shares outstanding as of October 21, 2004. BCP Capital, LP. and affiliates owned 2,186,666 shares

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Class A common stock representing approximately 7.6 percent of the Company’s outstanding common stock based on 12,353,958 shares outstanding as of October 21, 2004. On a fully accreted basis, the Investors’ holdings before the Exchange would have been convertible and exercisable for 19,977,193 shares of the Company’s Class A common stock, representing approximately 61.8% of the Company’s common stock based on 12,353,958 shares outstanding as of October 21, 2004. Accordingly, by virtue of the Exchange, the Investors’ holdings were reduced by 3,577,193 shares or 17.9% on a fully accreted, as-converted and as-exercised basis.

      The Series C Preferred Stock issued to the Investors is a mandatorily redeemable and nonvoting security and is not convertible into common stock or any other equity security at any time. This new long-term equity instrument is not required to be repaid in cash until it is due on October 22, 2012, except in the event of a change in control or liquidation or other specified event. Further, the Series C Preferred Stock has an initial liquidation preference of $100 per share, or $40 million in aggregate. The liquidation preference on the Series C Preferred Stock accretes at 8.75 percent per annum, compounded quarterly, and is required to be repaid by the Company at the fully accreted value of approximately $80 million on October 22, 2012. In addition, the Series C Preferred Stock shall be automatically redeemed at its fully accreted value in the event of an earlier change in control of the Company.

      The terms of the agreement also provide that the Company may redeem the Series C Preferred Stock at any time within the first three years after the date of issuance at its then accreted liquidation preference if the market price of the Company’s Class A common stock on the Nasdaq National Market remains above $22.50 for a period of 45 consecutive trading days, such prices being subject to certain adjustments. After the third anniversary of the date of issuance, the Company may redeem the Series C Preferred Stock at any time at its then accreted liquidation preference, if the market price of the Company’s Class A common stock on the Nasdaq National Market has remained above $20.00 for a period of 45 consecutive trading days, such prices being subject to certain.

      The Exchange transaction is being evaluated in accordance with EITF D-42, “The Effect on the Calculation of Earnings Per Share for Redemption or Induced Conversion of Preferred Stock.” Accordingly, the excess of the fair value of the Class A common stock issued in the transaction to the holders of the preferred stock over the fair value of the securities issuable pursuant to the original conversion terms will be treated as a charge to increase net loss to arrive at net loss attributable to common stockholders in the calculation of net loss per share attributable to common stockholders. The Company is currently in the process of completing its computation of the actual charge and expects the charge to be recorded in the quarter ending December 31, 2004.

Symbol Litigation Settlement

      On September 13, 2004 the Company entered into a Settlement Agreement and a Patent Cross License Agreement with Symbol Technologies, Inc. (“Symbol”) and assigned certain intellectual property to Symbol resolving all outstanding litigation.

      Under the terms of the Settlement Agreement, the Company agreed to pay Symbol $22.75 million dollars over Proxim’s ensuing ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, the Company fails to make any of these payments within 30 days after Symbol has notified the Company of its failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the Patent Cross License Agreement, Symbol and the Company have agreed to cross license certain patents, and the Company has agreed to pay to Symbol a two percent royalty on sales of certain of the Company’s wireless LAN products. If the Company fails to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fails to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of the Company’s wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, the Company and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another’s products through September 13, 2009.

      Since the date of the initial jury award of the patent infringement suit in September 2003, the Company had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total potential royalties and interest of $2.8 million covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, the Company recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million, totaling $8.0 million during the quarter ended October 1, 2004. This reversal is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded in the Company’s balance sheet prior to the litigation settlement. The initial net present value of the settlement payment was $20.69 million. At October 1, 2004 the net present value was $18.3 million which is included in the balance sheet captions “Accrued royalties and interest” and “Accrued royalties, long-term”. The difference between the balance at October 1, 2004 and the sum of the periodic payments will be accreted, using the effective interest rate method, over the payment period as periodic charges to interest expense.

Deficiency Notice from Nasdaq Stock Market Inc.

      On August 30, 2004, the Company received a letter from The Nasdaq Stock Market, Inc. (“Nasdaq”) notifying it that for the 30 consecutive trading days preceding the date of the letter, the bid price of the Company’s Class A common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq Marketplace Rule 4450(b)(4). The letter further notified the Company that, in accordance with Nasdaq marketplace Rule 4450(e)(2), the Company would be provided 180 calendar days, or until February 28, 2005, to regain compliance with the minimum bid price requirement. Compliance will be achieved if the bid price per share of the Company’s Class A common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive days prior to February 28, 2005.

      In an attempt to increase the market price of the Company’s Class A common stock to over $1.00 per share, the Company’s stockholders approved the one-for-ten reverse stock split, which became effective on October 25, 2004. On November 8, 2004, the Company received a letter from Nasdaq indicating that the Company had regained compliance with Nasdaq Marketplace Rule 4450(b)(4) because the Company’s Class A common stock had closed at a bid price greater than $1.00 for at least 10 consecutive business days. In the letter of November 8, 2004, Nasdaq declared the matter closed.

Shelf Registration Statement

      On October 26, 2004 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) using a shelf registration process. Under this shelf registration, which became effective on November 8, 2004, the Company may sell any combination of securities described in the prospectus accompanying the filing in one or more offerings with a total value of up to $50 million.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility

      The Company amended and restated its secured financing agreements with Silicon Valley Bank (the “Lender”) in June and July 2003 and then further amended these agreements in October 2003, July 2004 and October 2004. The requirement pursuant to the terms of the credit facility that the Company maintain cash and cash equivalents of an amount not less than $8 million was reduced to $4 million pursuant to the terms of the foregoing amendments. See Note 16 for further description of the amended credit facility.

Liquidity

      The Company’s revenue declined from $109.9 million for the nine months ended September 26, 2003 to $89.6 million for the nine months ended October 1, 2004, and the Company has incurred substantial losses and negative cash flows from operations during the nine months ended October 1, 2004 and the years ended December 31, 2003, 2002 and 2001. If the Company were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of its Class A common stock and/or warrants to purchase Class A common stock in accordance with the securities purchase agreement dated July 27, 2004, the Company would be required to repay the convertible Bridge Loan.

      If the Company were required to repay the convertible Bridge Loan and if it sustains continued significant negative cash flows from its operations, it could be required to obtain alternative sources of financing. If the Company were not able to obtain such alternative sources of financing, it might have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and would have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

Risks and Uncertainties

      The Company depends on single or limited source suppliers for several key components used in the Company’s products. The Company depends on single sources for proprietary application specific integrated circuits, or ASICs, and assembled circuit boards for these products. Any disruptions in the supply of these components or assemblies could delay or decrease the Company’s revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. The Company does not have any long-term arrangements with any suppliers.

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

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of October 1, 2004, the condensed consolidated statements of operations for the three months and nine months ended October 1, 2004 and September 26, 2003 and the condensed consolidated statements of cash flows for the nine months ended October 1, 2004 and September 26, 2003, are unaudited, but include all adjustments (consisting of normal recurring adjustments), which the Company

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considers necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

      The condensed consolidated balance sheet at December 31, 2003 has been derived from Proxim Corporation’s audited consolidated financial statements as of that date. Certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three months and nine months ended October 1, 2004 and September 26, 2003 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

Reverse Stock Split

      In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4C, Equity Accounts and Change in Capital Structure, and the Financial Accounting Standards Board’s Statement of Financial Accounting Standards 128, Earnings Per Share, the Company restated all the share and per share data in these condensed consolidated financial statements to reflect the capital structure subsequent to the one-for-ten reverse stock split, which became effective on October 25, 2004.

Note 2 —	Recent Accounting Pronouncements

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company adopted this EITF during the quarter ended July 2, 2004 and the adoption had no material impact on its results of operations.

      At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Investments. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The implementation of the recognition and measurement guidance provisions has been delayed. The disclosure requirements are effective for annual financial statements for fiscal years ending after June 30, 2004. The company will evaluate the effect of adopting EITF 03-01 on its results of operations once the final guidance is issued.

Note 3 —	Intangible Assets

      Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	October 1,	December 31,
	2004	2003

Acquired intangible assets, net:
Proxim, Inc.	$12,616	$18,810
802.11 WLAN systems business	13,041	21,523

Total intangible assets, net	$25,657	$40,333

      Acquired intangible assets by categories as of October 1, 2004 and December 31, 2003 consist of the following (in thousands):

		Accumulated Amortization
	Gross
	Carrying	October 1,	December 31,
	Amounts	2004	2003

Amortized intangible assets:
Core Technology	$26,531	$12,697	$8,718
Developed Technology	29,036	27,029	19,063
Customer Relationships	8,995	6,496	4,247
Patents	3,439	2,031	1,549

Total	$68,001	$48,253	$33,577

Unamortized intangible assets:
Tradename	$5,909

      Core technology, developed technology, customer relationships and patents are being amortized on a straight-line basis over the following estimated periods of benefit:

Core technology	5 years
Developed technology	2-3 years
Customer relationships	3 years
Patents	5 years

      The Company expects amortization expense of existing intangible assets to be $3.2 million in the remaining fiscal 2004, $8.7 million in fiscal 2005, $5.9 million in fiscal 2006, and $1.9 million in fiscal 2007, at which time existing intangible assets, other than tradename, will be fully amortized assuming no future impairments of those intangible assets or additions as a result of business combinations.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Balance Sheet Components

      The following is a summary of certain of the Company’s condensed consolidated balance sheets (in thousands):

	October 1,	December 31,
	2004	2003

Accounts receivable, net:
Accounts receivable	$24,164	$34,345
Less: Deferred revenue	(6,896)	(10,599)
Allowances for bad debts, sales returns and price protection	(8,409)	(9,785)

	$8,859	$13,961

Inventory:
Raw materials	$3,803	$4,238
Work-in-process	1,299	1,282
Finished goods	6,401	8,223
Consignment inventories	4,301	6,196

	$15,804	$19,939

Property and equipment, net:
Computer and test equipment	$11,380	$11,427
Furniture and fixtures	194	194
Leased assets	2,987	2,942
Leasehold improvements	438	438

	14,999	15,001
Less: accumulated depreciation and amortization	(8,921)	(7,479)

	$6,078	$7,522

Intangible assets, net:
Core technology	$26,531	$26,531
Developed technology	29,036	29,036
Customer relationships	8,995	8,995
Tradename	5,909	5,909
Patents	3,439	3,439

	73,910	73,910
Less: Accumulated amortization	(48,253)	(33,577)

	$25,657	$40,333

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 1,	December 31,
	2004	2003

Other accrued liabilities:
Restructuring accruals, current portion	$3,592	$7,144
Accrued interest on convertible promissory notes	—	3,247
Accrued interest on convertible bridge loan	271	—
Accrued unconditional project commitments	799	1,284
Accrued compensation	4,186	3,402
Accrued warranty costs	1,264	1,395
Deferred revenue	4,878	—
Other accrued liabilities	5,338	4,332

	$20,328	$20,804

Accrued royalties and interest:
Accrued royalties, current	$9,523	$26,906
Accrued royalties, long-term	8,805	—

	$18,328	$26,906

      The following is a summary of the movements in allowance for bad debt, sales returns and price protection and product warranty costs during the nine months ended October 1, 2004 and September 26, 2003 (in thousands):

	Allowance for Bad
	Debt, Sales Returns		Product Warranty
	and Discounts		Costs

	2003	2004	2003	2004

Balance at beginning of period	$7,500	$9,785	$2,041	$1,395
Additional provision	6,031	12,075	132	639
Settlements made during the period	(2,622)	(13,451)	(513)	(770)

Balance at end of period	$10,909	$8,409	$1,660	$1,264

      The following is a summary of the changes in the reserve for excess and obsolete inventory and lower of cost or market during the nine months ended October 1, 2004 (in thousands):

Balance as of December 31, 2003	$5,072
Provision for excess and obsolete inventory and lower of cost or market	1,723
Inventory scrapped	(2,049)

Balance as of October 1, 2004	$4,746

      During the nine months ended October 1, 2004, the Company recorded a $1.7 million provision for excess and obsolete inventory and lower of cost or market as part of its ongoing review of its inventory reserve requirements. To mitigate the component supply constraints that have existed in the past, the Company had built inventory levels for certain components with long lead times and had entered into longer term commitments for certain components. The inventory charges were due to a decrease in anticipated demand for certain of the Company’s products, notification from customers that they would not be ordering as many products as they had previously indicated they would, and continued increase in competition for wireless networking products.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Property and equipment includes $3.0 million of computer equipment under capital leases at October 1, 2004. Accumulated amortization of assets under capital leases totaled $681,000.

Note 5 —	Impairment of Loan to Officer

      The Company had guaranteed up to $5 million of obligations of an officer of the Company, with respect to a margin loan with an investment bank that he established prior to 2001. On October 15, 2002, the investment bank called the Company’s guaranty of $5 million. The Company continues to seek repayment from the former officer under a Reimbursement and Security Agreement. In this regard, in January 2003, the former officer made a cash payment of $0.5 million to the Company. The Company assessed the recoverability of the remaining balance of the loan with respect to the former officer’s financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This impairment charge does not constitute forgiveness of the former officer’s indebtedness to the Company. Future payments by the former officer under the Reimbursement and Security Agreement will be recorded as income in the period cash is received.

Note 6 —	Revenue Information and Concentration of Credit Risks

      The Company’s products are grouped into two product lines: WWAN and WLAN product lines. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes ORiNOCO 802.11 access point and client card products. Total revenue during the nine months ended September 26, 2003 also includes one-time license revenue of $6.0 million related to the patent infringement legal settlement agreement with Intersil (see Note 17). Revenue information by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
Product Line	2004	2003	2004	2003

WWAN	$16,772	$17,324	$47,031	$52,736
WLAN	14,754	17,734	42,609	51,156
WLAN license revenue	—	—	—	6,000

Total revenue	$31,526	$35,058	$89,640	$109,892

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

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
Geographic Region	2004	2003	2004	2003

North America product revenue	$18,516	$21,464	$52,616	$58,939
North America license revenue	—	—	—	6,000
International product revenue	13,010	13,594	37,024	44,953

Total revenue	$31,526	$35,058	$89,640	$109,892

      Two customers accounted for 17.3% and 13.0% of total revenue for the three months ended October 1, 2004, and two customers accounted for 16.6% and 13.2% of total revenue for the three months ended September 26, 2003. Two customers accounted for 15.9% and 12.7% of total revenue for the nine months ended October 1, 2004, and one customer accounted for 13.9% of total revenue for the nine months ended September 26, 2003.

Note 7 —	Restructuring Charges for Severance and Excess Facilities

      During the nine months ended October 1, 2004, the Company recorded restructuring charges of $2.0 million, consisting of $1.9 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $1.9 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $0.5 million of severance payments for five employees. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets, or if it takes longer than expected, or if the Company is unable to sublease these facilities, the actual costs to close these facilities could exceed the original estimates, and additional restructuring charges totaling $2.6 million could result.

      The following table summarizes the restructuring activities for the year ended December 31, 2003 and the nine months ended October 1, 2004 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2002	$—	$30,450	$—	$—	$30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	463	1,447	—	119	2,029
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(3,731)	(2,568)	—	—	(6,299)

Balance as of October 1, 2004	$352	$10,463	$—	$600	$11,415

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring reserves were presented on the balance sheet as follows (in thousands):

	October 1,	December 31,
	2004	2003

Current	$3,592	$7,144
Long-term	7,823	8,660

Total restructuring accruals	$11,415	$15,804

Note 8 —	Interest Income (Expense), Net and Other Income (Expense), Net

      The following table summarizes the components of interest income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Interest (expense) reversal on royalty charges	$3,233	$(2,950)	$3,018	$(2,950)
Interest expense on convertible notes	(767)	(1,197)	(5,808)	(1,197)
Interest expense on convertible bridge loan	(271)	—	(271)	—
Other expense	(4)	(45)	(183)	(138)

	$2,191	$(4,192)	$(3,244)	$(4,285)

      The following table summarizes the components of other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Amortization of debt discount and issuance costs	$(2,434)	$(242)	$(8,171)	$(242)
Revaluation of common stock warrants	2,500	—	16,300	—
Loss on sale of short-term investment	(308)	—	(308)	—
Loss on disposal of property and equipment	—	—	(350)	—

	$(242)	$(242)	$7,471	$(242)

Note 9 —	Income Taxes

      The income tax provision recorded during the three months ended October 1, 2004 represents net provision for the valuation allowance of deferred tax assets as a result of the reversal of the deferred tax liability arising from the disposal of the short-term investments.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Loss Per Share Attributable to Common Stockholders

      Basic and diluted net loss per share attributable to common stockholders is presented in conformity with SFAS No. 128, “Earnings Per Share” and EITF 03-06, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share.” The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended October 1, 2004 and September 26, 2003:

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Net loss attributable to common stockholders	$(4,394)	$(38,151)	$(31,990)	$(97,688)
Weighted average common shares outstanding, adjusted for one-for-ten reverse stock split	12,349	12,199	12,336	12,132

Net loss per share, adjusted for one-for-ten reverse stock split — basic and diluted	$(0.36)	$(3.13)	$(2.59)	$(8.05)

Potentially dilutive shares not included in the calculation because they are antidilutive	15,758	8,577	15,612	7,354

      For the three and nine months ended October 1, 2004 and September 26, 2003, basic net loss per share was computed using the weighted average number of shares outstanding during the period. Diluted net loss per share was determined in the same manner as basic earnings per share except that the number of shares was increased assuming dilutive stock options and warrants using the treasury stock method. For the three and nine months ended October 1, 2004 and September 26, 2003, the incremental shares from the assumed exercise of stock options and warrants, and the assumed conversion of Series A and Series B Preferred Stock, were not included in computing diluted per share amounts as the effect would be antidilutive.

Note 11 —	Comprehensive Loss

      The total comprehensive loss for the three and nine months ended October 1, 2004 and September 26, 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Net loss attributable to common stockholders	$(4,394)	$(38,151)	$(31,990)	$(97,688)
Unrealized gain (loss) on investments	(306)	168	—	572

Total comprehensive loss	$(4,700)	$(37,983)	$(31,990)	$(97,116)

Note 12 —	Convertible Promissory Notes

      On July 22, 2003, the Investors agreed to collectively invest an aggregate of $30.0 million and potentially up to an aggregate of $40.0 million in the Company. On July 30, 2003, the Company issued short-term secured exchangeable promissory notes bearing interest at 25% per annum pursuant to the securities purchase agreement dated July 22, 2003. On October 21, 2003, the Company amended and restated its securities purchase agreement (the “Amended Agreement”) with the Investors and its $30.0 million short-term secured promissory notes issued to these Investors on July 30, 2003. The amended and restated secured exchangeable promissory notes (the “Amended Notes”) continued to bear interest at 25% per annum, subject to increase on an event of default or other events.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At the option of the Investors and subject to the approval of the Company’s stockholders, the Amended Notes were exchangeable for shares of the Company’s Series B Preferred Stock with an aggregate initial liquidation preference equal to the principal amount of the exchanged indebtedness, plus accrued but unpaid interest, at the conversion price of $100.00 per share. The liquidation preference on the Amended Notes accreted at 14% per annum, compounded quarterly, through the seventh anniversary of the date on which the Company first issued shares of the Series B Preferred Stock, or the Series B Preferred Stock original issue date. Upon issuance, the Series B Preferred Stock also was entitled to per share weighted average conversion price adjustments for dilutive issuances and subscription rights in certain equity financings.

      Subject to the approval of its stockholders, the Company agreed to issue to the Investors warrants to purchase 1.8 million and 0.6 million shares of Class A common stock at an exercise price of $14.60 and $15.30 per share, respectively (collectively, the “Series B Warrants”). The Investors also agreed to make available to the Company an additional $10.0 million, issuable in exchange for senior secured exchangeable promissory notes (the “New Notes,” and together with the Amended Notes, the “Notes”), at the Company’s election (the “Call Right”).

      At a special meeting of stockholders held on December 12, 2003, the Company’s stockholders approved the Company’s ability to issue to the Investors: (i) shares of the Company’s Series B Preferred Stock upon exercise of each Investor’s right to exchange the Notes, plus accrued but unpaid interest thereon, as well as upon each Investor’s exercise of the right to exchange any New Notes that the Company might issue to the Investors, plus accrued but unpaid interest thereon; and (ii) the Series B Warrants. Following the receipt of stockholder approval, the Company issued the Series B Warrants to the Investors on December 12, 2003. In accordance with the terms of the Amended Agreement, the Company exercised its Call Right and on December 19, 2003, the Company issued the New Notes to the Investors in exchange for an additional investment of $10 million.

      As described in Note 1, on July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes plus accrued but unpaid interest thereon of $49,059,990, for 490,599 shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved the Company from the requirement to repay the Notes on their maturity date of September 30, 2004.

Note 13 —	Mandatorily Redeemable Convertible Preferred Stock

      As described in Note 1 under Significant Events, on July 27, 2004, subject to the approval of the Company’s stockholders, the Investors agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase the Company’s Class A common stock in exchange for an aggregate of 16.4 million shares of Class A common stock and 400,000 shares of the Company’s newly issued Series C Preferred Stock (the “Exchange”). At a special meeting of stockholders held on October 21, 2004, the Company’s stockholders approved the Exchange and the Investors surrendered all of their Series A Preferred Stock, all of the Series B Preferred Stock and all of their Class A common stock warrants.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of October 1, 2004, Madatorily Redeemable Convertible Preferred Stock consisted of the following:

				Total Number of
				Shares of
				Class A
				Common Stock
		Issued and	Liquidation	Issuable Upon
	Authorized	Outstanding	Preference	Conversion

Series A	3,000,000	3,000,000	$87,739,392	4,242,717

Series B	540,000	490,599	50,223,699	4,367,282

			$137,963,091	8,609,999

      As described in Note 1, on July 30, 2004, the Investors exchanged the Notes for shares of the Company’s Series B Preferred Stock. Because this exchange took place before the maturity date of the Notes, the conversion price for the Series A Preferred Stock was adjusted according to the terms of the Series A Preferred Stock to approximately $20.70 to reflect the decrease in the dilutive effect of the issuance of the Series B Preferred Stock to the holders of the Series A Preferred Stock. Subsequent to this adjustment, on a fully accreted basis as of August 5, 2005, the Series A Preferred Stock would have consisted of the following:

		Total Number of
		Shares of
		Class A
		Common Stock
	Liquidation	Issuable Upon
	Preference	Conversion

Series A	$94,899,000	4,588,923

      In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P. and affiliated entities agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of approximately $41.0 million, with a conversion price of approximately $30.60 per share, and warrants to purchase approximately 0.67 million shares of our Class A common stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of the Company’s Class A common stock.

      Upon receipt of approval of the Company’s stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 0.56 million shares of the Company’s Class A common stock value at $1.7 million. In total, the investors were granted warrants to acquire 1.2 million shares of Class A common stock for approximately $30.60 per share value at $14.0 million. The Series A Preferred Stock issued to the Investors represented approximately 20.4% of the Company’s outstanding Class A common stock on an as-converted and as-exercised basis as of October 1, 2004.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The issuance of Series A Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded through October 1, 2004 as follows (in thousands):

		Series A	Additional
	Convertible	Preferred	Paid-In	Accumulated
	Notes	Stock	Capital	Deficit

Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	9,168	(2,865)	(6,303)

Balance as of December 31, 2003	$—	$73,580	$12,822	$(10,933)
Accretion of Preferred Stock redemption obligations	—	7,169	(2,099)	(5,070)

Balance as of October 1, 2004	$—	$80,749	$10,723	$(16,003)

      As of October 1, 2004, the holders of Series A Preferred Stock had various rights and preferences as follows:

Voting

      For so long as Warburg Pincus owned at least 25% of its shares of Series A Preferred Stock or the Class A common stock issuable on conversion of its Series A Preferred Stock and exercise of its warrants, Warburg Pincus would have had the right to nominate for election one member of the Company’s board of directors, who would reside on all major board committees for so long as such committee membership did not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market.

      The approval of holders of a majority of the Series A Preferred Stock would have been separately required to approve changes to the Company’s certificate of incorporation or bylaws that would adversely affect these holders’ rights, any offer, sale or issuance of the Company’s equity or equity-linked securities ranking senior to or equally with the Series A Preferred Stock, and any repurchase or redemption of the Company’s equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on the Company’s Class A common stock.

Redemption

      In August 2007, the Company would have been required to redeem all outstanding shares of Series A Preferred Stock, if any, for cash equal to their liquidation preference, which bore interest at 8% per annum, compounded semi-annually, for three years, plus accrued and unpaid dividends.

Dividends

      From August 2005 through August 2007, outstanding shares of Series A Preferred Stock would have been entitled to cumulative dividends equal to 8% of their liquidation preference per year, payable, at the Company’s election, in cash or shares of the Company’s Class A common stock valued at the then-market price;

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidation

      Each share of Series A Preferred Stock had an initial liquidation preference of $25.00 and the liquidation preference bore interest at 8% per annum, compounded semi-annually, for three years. The liquidation preference was subject to adjustments in the event the Company undertook a business combination or other extraordinary transaction, or the Company was liquidated or dissolved.

Conversion

      In the event of a change in control of the Company, the Company would have had the right to convert the Series A Preferred Stock into Class A common stock if upon such conversion the holders of Series A Preferred Stock would have received liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration was less than 110% of the liquidation preference, the Company would have had the option either to repurchase or modify the conversion price so that the consideration would equal 110% of the liquidation preference then in effect or exchange the Series A Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change in control that occurred prior to August 2005, the liquidation preference would have increased as necessary to provide for three years of accretion.

      Holders of Series A Preferred Stock had rights to acquire additional shares of the Company’s capital stock or rights to purchase property in the event of certain grants, issuance or sales.

      The conversion price of the Series A Preferred Stock, which initially was approximately $30.60 per share, was subject to customary weighted average anti-dilution adjustments and other customary adjustments, and as of July 2, 2004 had been reduced to $20.49 per share. As of October 1, 2004, the conversion price was adjusted upward to approximately $20.70.

      In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company also issued warrants as described in Note 14.

      On a fully accreted basis on July 30, 2011, Series B Preferred Stock would have consisted of the following:

		Total Number of
		Shares of
		Class A
		Common Stock
	Liquidation	Issuable Upon
	Preference	Conversion

Series B	$128,545,376	11,177,866

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The issuance of the Notes and the subsequent conversion, accretion and interest accrual were recorded through October 1, 2004 as follows (in thousands):

		Series B
	Convertible	Preferred	Accumulated
	Notes	Stock	Deficit

Issuance of convertible notes	40,000	—	—
Debt discount	(5,565)	—	—
Amortization of debt discount costs	300	—	(300)

Balance as of December 31, 2003	$34,735	$—	$(300)
Amortization of debt discount costs	5,265	—	(5,265)
Accrued interest on convertible notes payable in Preferred Stock	9,060	—	(9,060)
Conversion of convertible notes	(49,060)	49,060	—
Accretion of Preferred Stock redemption obligations	—	1,164	(1,164)
Issuance cost	—	(521)	—

Balance as of October 1, 2004	$—	$49,703	$15,789

      As of October 1, 2004, the holders of the Notes and the Series B Preferred Stock had various rights and preferences as follows:

Voting

      In addition to its rights as a holder of Series A Preferred Stock, for so long as Warburg Pincus owned at least 25% of its shares of Series B Preferred Stock or the Class A common stock issuable on conversion of its Series B Preferred Stock and exercise of its warrants, Warburg Pincus had the right to nominate for election one member of the Company’s board of directors, who would reside on all major board committees for so long as such committee membership does not conflict with any applicable law or regulation or any listing requirements of the Nasdaq National Market. The approval of holders of a majority of the Series B Preferred Stock was separately required to approve changes to the Company’s certificate of incorporation or bylaws that would have adversely affected these holders’ rights, any other sale or issuance of the Company’s equity or equity-linked securities ranking senior to or equally with the Series B Preferred Stock, and any repurchase or redemption of the Company’s equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on the Company’s common stock.

      Although the conversion of the Series B Preferred Stock was subject to weighted-average anti-dilution adjustments in the event of certain issuances of the Company’s common stock, or securities exercisable for or exchangeable or convertible into our common stock, as described below, the Series B Certificate of Designations limited the voting rights of the Series B Preferred Stock, such that the Series B Preferred Stock could not vote at a higher rate than if converted to common stock at $11.50, subject to certain adjustments.

Redemption

      In July 2011, the Company would have been required to redeem all outstanding shares of Series B Preferred Stock, if any, for cash equal to their liquidation preference, which bore interest at 14% per annum, compounded quarterly, for seven years, plus accrued and unpaid dividends.

Conversion

      As of October 1, 2004, at the option of the note holders, the Series B Preferred Stock was exchangeable for shares of the Company’s Class A common stock at the conversion price of $11.50 per share, subject to

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

antidilution adjustments. The Company had the right to require conversion of the Series B Preferred Stock after five years if the closing price of its Class A common stock exceed 300% of the conversion price for ninety consecutive trading days. The Series B Preferred Stock was convertible at the option of the holders at any time, in whole or in part, into that number of shares of Class A common stock equal to the liquidation preference then in effect divided by the then current conversion price.

      In the event of a change in control of the Company, the holders of the Series B Preferred Stock would have had the right to convert the Series B Preferred Stock into Class A common stock if upon such conversion the holders of Series B Preferred Stock would have received liquid securities or cash with a fair market value equal to or greater than 110% of the liquidation preference then in effect. If the consideration would have been less than 110% of the liquidation preference, the Company would have had either to modify the conversion price so that the consideration would equal 110% of the liquidation preference then in effect or offer to repurchase the Series B Preferred Stock for cash at 101% of the liquidation preference then in effect. In addition, in the event of a change of control that occurred prior to the seventh anniversary of the issuance of the Series B Preferred Stock, the liquidation preference would have increased as necessary to provide for seven years of accretion.

Anti-Dilution

      The conversion price was subject to customary weighted average anti-dilution adjustments and other customary adjustments upon some transactions that affect the Company’s capital stock.

Put Rights

      Had a change in control occurred while the Notes were outstanding, 150% of the accrued value of the Notes with a cap of $10.0 million on the accrued interest portion of the Notes, would have been immediately due and payable.

Note 14 —	Stockholders’ Deficit

Warrants to Purchase Common Stock

      In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company issued warrants to purchase 1.2 million shares of the Company’s Class A common stock to Warburg Pincus Private Equity VIII, L.P. and BCP Capital, L.P. and affiliated entities. Each new warrant was convertible into one share of Class A common stock of the Company at an exercise price of approximately $30.60 per share. As a result of subsequent antidilution adjustments, these warrants represented rights to purchase 1.8 million shares of our Class A common stock at an exercise price of approximately $20.68 as of October 1, 2004. At issuance, the Company estimated the fair value of the warrants using the Black-Scholes option valuation model totaling $14.0 million. The warrants would have expired on August 5, 2007.

      In connection with a three-year licensing and distribution agreement entered into with Motorola, Inc. on September 8, 2003, the Company issued to Motorola a fully vested warrant to purchase 108,000 shares of the Company’s Class A common stock at an exercise price of $23.40 per share. This warrant will expire on September 8, 2008. The Company has estimated the fair value of the warrant using the Black-Scholes option valuation model at $2.1 million. The fair value of the warrant is being amortized on a straight-line basis over the three-year term of the commercial arrangement with Motorola with quarterly charges against revenue of $174,000 effective beginning in the first quarter of 2004.

      In connection with additional investments made by Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P. and affiliated entities during the year ended December 31, 2003, the Company issued to these investors warrants to purchase 1.8 million and 0.6 million shares of the Company’s Class A common stock at an exercise price of $14.60 per share and $15.30 per share, respectively (see Note 12). These warrants were

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued by the Company with the assistance of an independent valuation consulting firm at $22.2 million at December 12, 2003 and $21.8 million at December 31, 2003. The fair value of the warrants were recorded as a long-term liability, as the warrant holders were entitled to require the Company to purchase the warrants for cash, as defined in the agreement, upon the occurrence of a change in control event. The fair value of the warrants was subject to revaluation adjustments at the end of each reporting period, until they were surrendered by the Investors in the Exchange on October 22, 2004. For the life of the warrants, the resulting gain or loss was recorded as other income or expense in the corresponding reporting period. These warrants would have expired by their terms on December 15, 2010.

      As of October 1, 2004, the Company had issued in the aggregate, warrants to purchase 3,735,134 shares of the Company’s Class A common stock of which warrants to purchase 3,627,134 were issued to the Investors. As a result of antidilution adjustments, as of October 1, 2004, these warrants represented rights to purchase 4,478,477 shares of Class A common stock of which warrants to purchase 4,213,346 shares were held by the Investors.

      As described in Note 1 under Significant Events, on October 22, 2004 pursuant to the approval of the Company’s stockholders, the Investors surrendered all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase the Company’s Class A common stock in exchange for an aggregate of 16.4 million shares of Class A common stock and 400,000 shares of the Company’s newly issued Series C Preferred Stock.

Pro Forma Fair Value Disclosure Under SFAS No. 123 and 148

      In accordance with SFAS No. 148, “Accounting for Stock-based Compensation, Transition and Disclosure,” the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

      The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during the nine months ended October 1, 2004 and September 26, 2003 was $14.23 and $11.20 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the nine months ended October 1, 2004 and September 26, 2003 was $7.84 and $7.50 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Net loss attributable to common stockholders as reported	$(4,394)	$(38,151)	$(31,990)	$(97,688)
Less: stock-based employee compensation expense determined under fair value method	(1,477)	(1,057)	(4,565)	(6,770)

Pro forma net loss attributable to common stockholders	$(5,871)	$(39,208)	$(36,555)	$(104,458)

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(0.36)	$(3.13)	$(2.59)	$(8.05)

Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(0.48)	$(3.21)	$(2.96)	$(8.61)

      The pro forma effect on net loss and net loss per share for the three and nine months ended October 1, 2004 and September 26, 2003 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Note 15 —	Commitments and Contingencies

      The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating were as follows (in thousands):

Minimum
Lease
Payments

Three months ending December 31, 2004	$1,981
Year ending December 31:
2005	7,740
2006	6,708
2007	6,371
2008	6,435
Thereafter	4,434

Total minimum lease payments	$33,669

      For the nine months ended October 1, 2004 and the years ended December 31, 2003 and 2002, the Company recorded restructuring charges relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts of which $10.5 million are included in the above disclosures.

      Under the terms of the Settlement Agreement, the Company agreed to pay Symbol $22.75 million dollars over the Company’s ensuing ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, the Company fails to make any of these payments within 30 days after Symbol has notified the Company of its failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

      Under the terms of the Patent Cross License Agreement, Symbol and the Company have agreed to cross license certain patents, and the Company has agreed to pay to Symbol a two percent royalty on sales of certain of the Company’s wireless LAN products. If the Company fails to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fails to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales of certain of the Company’s wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth in the Settlement Agreement have been made.

Note 16 —	Credit Facilities

      In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. The Company subsequently amended the accounts receivable financing agreement (amended, the “Amended A/R Financing Agreement”) on July 25, 2003, October 31, 2003 and most recently on July 31, 2004.

      Under the Amended A/R Financing Agreement, the Company may borrow up to $20.0 million in total. First, the Company may borrow up to $10.0 million by financing a portion of its eligible accounts receivable, primarily limited to customers in the United States. Under this arrangement, the Lender may agree to accept for collection through a lockbox arrangement accounts receivable from the Company, and in return the Company will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to the Company the difference between the amount collected and the amount initially advanced to the Company, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender’s prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, the Company must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. The Company must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 30, 2005. Second, the Company may borrow up to an additional $10 million, under which the Company is required to maintain a compensating cash balance equal to such borrowings.

      Under the A/R Financing Agreement, the Company may receive temporary advances from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement (“Temporary Overadvances”), in an amount equal to $4.0 million for advances relating to letters of credit and in an amount equal to $4.0 million to be used for working capital purposes. The Company may receive Temporary Overadvances under this arrangement through November 30, 2004. This Temporary Overadvances arrangement may be renewed upon agreement by both the Company and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week. As of October 1, 2004, no borrowings were outstanding under the Amended A/R Financing Agreement.

      Obligations under the amended A/ R Financing Agreement are collateralized by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company’s obligations to the funds affiliated with Warburg Pincus and BCP Capital, L.P. under the secured promissory notes issued in July 2003 and amended in October 2003 and which until the exchange of Notes on July 30, 2004, totaled $40 million in aggregate principal amount, plus accrued interest. The amended A/ R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business.

      Under the Amended A/ R Financing Agreement, the financial covenants require the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company fails to meet this requirement, the Company may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. In addition, the Company is required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/ R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender. As of October 1, 2004, the Company complied with all of the financial covenants under this agreement.

      In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a direct leasing or sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement and through a direct leasing arrangement during the third and fourth quarters of 2003 and during the second quarter of 2004. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets capitalized in connection with this agreement as of October 1, 2004 was $2.3 million. Future minimum lease payments under non-cancelable capital leases at October 1, 2004 were as follows (in thousands):

Three months ending December 31, 2004	$323
Year ending December 31:
2005	920
2006	46

Total minimum lease payments	1,289
Less: amounts representing interest	29

Present value of future minimum lease payments	1,260
Less: current portion	1,144

Capital lease obligations, long-term portion	$116

Note 17 —	Legal Proceedings

      Proxim, Inc.’s involvement in patent litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company.

Symbol Technologies, Inc.

      On September 13, 2004 the Company entered into the Settlement Agreement and a Patent Cross License Agreement with Symbol and assigned certain intellectual property to Symbol resolving all outstanding litigation.

      Under the terms of the Settlement Agreement, the Company agreed to pay Symbol $22.75 million dollars over Proxim’s next ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, the Company fails to make any of these payments within

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30 days after Symbol has notified the Company of its failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

      Under the terms of the Patent Cross License Agreement, Symbol and the Company have agreed to cross license certain patents, and the Company has agreed to pay to Symbol a two percent royalty on sales of certain of the Company’s wireless LAN products. If the Company fails to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fails to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of the Company’s wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth a in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, the Company and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another’s products through September 13, 2009.

      Since the date of the initial jury award of the patent infringement suit in September 2003, the Company had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total potential royalties and interest of $2.8 million covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, Proxim recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million totaling $8.0 million during the quarter ended October 1, 2004. This reversal is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded in the Company’s balance sheet prior to the litigation settlement. The initial net present value of the settlement payment was $20.69 million. At October 1, 2004 the net present value was $18.3 million, which is included in the balance sheet captions “Accrued royalties and interest” and “Accrued royalties, long-term”. The difference between the balance at October 1, 2004 and the sum of the periodic payments will be accreted, using the effective interest rate method over the payment period as periodic charges to interest expense.

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

Top Global Technology Limited

      On March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court to determine whether Agere or the Company are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. The Company answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. In March 2004, the court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. The parties are currently conducting discovery. Proxim’s motion for summary judgment in the matter will be heard January 7, 2005. A trial date has been set for February 22, 2005. The Company intends to defend itself vigorously against this lawsuit.

Active Technology Corporation

      On February 10, 2004, the Company received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of the Company’s products. The complaint alleges, among other things, that the Company sold to Active certain defective products, which Active in turn subsequently sold to its customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to the Company, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on November 3, 2004, Active’s net claim is approximately $3.6 million. On October 5, 2004, a hearing was held in the matter, and Proxim filed a counterclaim for $2.3 million plus interest for outstanding amounts owed Proxim. The next hearing in the matter will be held on November 12, 2004. The Company intends to defend itself vigorously against this lawsuit.

General

      The Company is a party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for the Company’s products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company intends to defend itself vigorously against these claims.

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

Liquidity

      We started 2003 with $16.5 million in cash and cash equivalents. The effects of an ongoing operating loss and restructuring charges left us with cash and cash equivalents of $4.5 million at the end of the second quarter of 2003. To address the lack of sufficient working capital and the ongoing negative cash flow, we focused on raising additional financing and restructuring the operations of the business. In a two-part transaction, we raised an additional $40.0 million in 2003. Warburg Pincus Private Equity VIII, L.P. and BCP Capital, L.P. (formerly known as “Broadview Capital Partners, L.P.”) and affiliates signed a securities purchase agreement in July, 2003, later amended in October, 2003, pursuant to which we received $30 million in exchange for issuing demand notes bearing interest at 25% per annum and exchangeable for shares of Series B Preferred Stock. (See Notes 1 and 12 to the condensed consolidated financial statements for a detailed description of the Notes and the Series B Preferred Stock). In December 2003, after stockholder approval of our transactions with the Investors, we exercised our right to draw an additional $10 million from the Investors in exchange for additional notes, senior to but otherwise having the same terms as the October notes. On July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes, which includes accrued but unpaid interest, for shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved us from the requirement to repay the Notes on their maturity date of September 30, 2004. Furthermore, on July 30, 2004, we received $10.0 million from the Investors in exchange for a new convertible bridge note (the “Bridge Loan”) pursuant to the securities purchase agreement dated July 27, 2004 (the “Purchase Agreement”). In accordance with the agreement, the principal and accrued interest will convert into Class A common stock and/or warrants to purchase Class A common stock, at the same price and upon the same terms and conditions offered to other investors, if prior to June 30, 2005 we close financing transaction with gross proceeds of $20.0 million or more through a sale of our Class A common stock and/or warrants to purchase Class A common stock. If such a financing transaction does not occur, the bridge note becomes due and payable by its terms on June 30, 2005.

      Following the approval of our stockholders at the special meeting held on October 21, 2004, the Investors on October 22, 2004 surrendered all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase our Class A common stock in exchange for an aggregate of 16.4 million shares of Class A common stock and 400,000 shares of our newly issued Series C Preferred Stock, pursuant to the terms of the Purchase Agreement.

      Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million dollars over our ensuing ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of our failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

      Our revenue declined from $109.9 million for the nine months ended September 26, 2003 to $89.6 million for the nine months ended October 1, 2004, and we have incurred substantial losses and negative cash flows from operations during the nine months ended October 1, 2004 and the years ended December 31, 2003, 2002 and 2001. If we were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our Class A common stock and/or warrants to purchase Class A common stock in accordance with the Purchase Agreement dated July 27, 2004, we would be required to repay the Bridge Loan.

      If we were required to repay the convertible Bridge Loan and if we sustain continued significant negative cash flows from our operations, we could be required to obtain alternative sources of financing. If we were not able to obtain such alternative sources of financing, we might have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and would have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

      On October 25, 2004, we effected a one-for-ten revenue stock split of our outstanding common stock. On October 26, 2004, we filed a Registration Statement on Form S-3 with the SEC using a shelf registration process. Under the shelf registration, which became effective on November 8, 2004, we may sell any combination of securities described in the prospectus accompanying the filing in one or more offerings with a total value of up to $50 million. We intend to utilize this shelf registration statement for an equity offering in the future, subject to market conditions.

Product Developments

      Proxim, Inc. and Western Multiplex merged with the vision of forming a company that has the ability to provide wireless connectivity in any configuration regardless of whether the radios were providing access indoors or outdoors, and regardless of whether or not they were performing a bridging or routing function. This seamless WWAN/WLAN capability is the backbone of our convergence strategy today. We subsequently acquired the ORiNOCO business from Agere Systems to enhance our position in the enterprise WLAN space.

      The resulting company had eight research and development centers and a multitude of product platforms and product variants. In order to realize the benefits of this strategy of converging WWAN/WLAN, in early 2003, we focused on streamlining the product development and manufacturing operations. In this respect, we consolidated all product development activity in two locations; Sunnyvale, California and Bangalore, India. Manufacturing operations were consolidated in Sunnyvale, California and the number of contract manufacturers was substantially reduced.

      During the remainder of 2003, we completed the rationalization of the combined portfolio of Western Multiplex, ORiNOCO and Proxim. Central to that effort was the elimination of redundancy between the original ORiNOCO and Proxim product lines. Former Proxim products such as Harmony, Skyline and Symphony were discontinued, although much of the underlying technology and networking principles were carried forward and embodied in our new advanced technology. In parallel, we developed new platforms on which to standardize the product development efforts. These platforms have allowed us to release enhanced versions of our currently existing product portfolio in 2004 and are providing improved product costs, industry leading functionality, and, in some cases, pioneering new market categories that we believe will enable us to expand our market presence. Our new platforms include the:

•	GX broadband point-to-point platform on which we will continue to re-launch all of our Lynx and Tsunami wireless bridge products;

•	A WiFi platform on which we launched our new ORiNOCO enterprise class access point products; and

•	Tsunami MP.11 point-to-multipoint platform upon which our products for wireless internet service providers and campus networking are based upon.

      We have also recently announced the development of the ORiNOCO Wireless Switching Solution. This technology is the cornerstone of a strategic relationship with Motorola and Avaya where the three parties are working to create a converged WiFi/ Cellular solution.

      In addition, we have announced a collaboration with Intel Corporation to develop and deliver WiMAX solutions for fixed and portable broadband wireless access. The agreement includes the development of base station and subscriber unit access points that deliver fast wireless access for data, voice and video services. WiMAX, known also as 802.16, is an emerging technology that allows long-range high-speed wireless Internet access, serving both dense metropolitan areas and rural or suburban communities.

      We intend to continue to further the converged WWAN/WLAN strategy. Augmenting this basic wireless connectivity strategy we intend to continue to support standards-based, interoperable solutions wherever possible and practical. Today, that means producing WiFi compliant solutions for the indoors and in the future that will mean developing WiMAX compliant solutions for the outdoors. We intend to closely watch developments related to available spectrum, unlicensed or licensed, and develop products in those bands that are demanded by our customers and provide us with the most promising returns on research and development investment.

Financial Performance

•	Our total revenue, net for the third quarter of 2004 was $31.5 million, a 10.0% decrease compared to our total revenue, net of $35.1 million for the third quarter of 2003. The revenue decrease was primarily attributable to the decline in our ORiNOCO client card business and the discontinuation of the former

Proxim, Inc. products resulting in reduced WLAN sales and partially attributable to reduced carrier spending resulting in decreased WWAN sales.

Our total revenue, net for the first nine months of 2004 was $89.6 million, a 18.4% decrease compared to our total revenue, net of $109.9 million for the first nine months of 2003. The revenue decrease was primarily attributable to the decline in our client card business and discontinuation of the former Proxim, Inc. products resulting in reduced WLAN sales and partially attributable to reduced carrier spending resulting in decreased WWAN sales. In addition, revenue was higher in the first nine months of 2003 due to patent license revenue of $6.0 million recognized in the first quarter of 2003, resulting from the patent litigation settlement with Intersil, as described in Note 17 to the condensed consolidated financial statements.

•	In our two geographical regions, North America and International, product revenue comprised 58.7% and 41.3%, respectively, of total revenue, net in the third quarter of 2004 and 61.2% and 38.8%, respectively, of total revenue, net in third quarter of 2003.

In the first nine months of 2004, North America and International product revenue comprised 58.7% and 41.3%, respectively of total revenue, net. In the first nine months of 2003, North America product revenue, North America license revenue, and International revenue comprised of 53.6%, 5.5% and 40.9% of total revenue, net.

•	Net loss attributable to common stockholders in the third quarter of 2004 was $4.4 million compared to $38.2 million in the third quarter of 2003. The decrease was primarily attributable to the increase in gross profit by $26.9 million, as described below, a decrease in legal expense for certain litigation of $1.6 million, a decrease in combined research and development and selling, general and administrative expenses of $1.8 million, an increase in interest income (expense), net of $6.4 million, offset by an income tax provision of $0.2 million recorded in the third quarter of 2004 and restructuring benefit of 5.1 million recorded in the third quarter of 2003. $3.2 million of the increase in interest income (expense), net related to a reversal of interest expense recorded as a result of the litigation settlement with Symbol during the third quarter of fiscal 2004.

Net loss attributable to common stockholders in the first nine months of 2004 was $32.0 million compared to $97.7 million in the first nine months of 2003. The decrease was primarily attributable to the increase in gross profit of $36.2 million, as described below, a decrease in restructuring charges of $5.3 million, a decrease in legal expense for certain litigation of $4.7 million, a decrease in combined research and development and selling, general and administrative expenses of $8.5 million, and a decrease in interest expense by $1.0 million and an increase in other income of $7.7 million.

•	Gross profit (loss) or gross margin increased by $26.9 million from loss of $(9.9) million or (28.1)% in the third quarter of 2003 to profit of $17.0 million or 54.1% in the third quarter of 2004. Gross profit for the third quarter of 2004 included net royalty benefit of $4.8 million, which had a 15.2% positive impact on our gross margin, resulting from the gain we recorded subsequent to entering into a litigation settlement agreement with Symbol (See Note 1 to the condensed consolidated financial statement). Gross profit for the third quarter of 2003 included a royalty charge of 22.9 million, which had a 65.2% negative impact on our gross margin, in connection with the Symbol litigation. The increase in gross profit is primarily attributable to this royalty charge recorded in the third quarter of 2003 and the subsequent benefit recorded in the third quarter of 2004.

Gross profit (loss) or gross margin increased by $36.2 million from loss of $(0.2) million or (0.2)% in the first nine months of 2003 to profit of $36.0 million or 40.2% in the first nine months of 2004. Gross profit for the first nine months of 2004 included a provision for excess and obsolete and lower of cost or market inventory of $1.7 million, which had a 1.9% impact on our gross margin, and royalty benefit of $3.2 million, which had a 3.5% impact on our gross margin. Gross profit for the first nine months of 2003 included a restructuring provision for excess and obsolete inventory of $22.5 million and royalty charges of $22.9 million, which had a 20.5% and 20.8% impact on our gross margin, respectively.

•	Combined research and development, selling, general and administrative expenses, decreased from $18.1 million in the third quarter of 2003 to $16.2 million in the third quarter of 2004, partially attributable to our restructuring activities and cost reduction efforts implemented in 2003. Legal expenses for certain litigation, which represent legal fees associated with our litigation with Symbol Technologies, Inc., decreased from $1.7 million during the third quarter of 2003 to $105,000 during the third quarter of 2004.

Combined research and development, selling, general and administrative expenses, decreased from $56.8 million in the first nine months of 2003 to $48.3 million in the first nine months of 2004, partially attributable to our restructuring activities and cost reduction efforts implemented in 2003. Legal expenses for certain litigation decreased from $5.7 million during the first nine months of 2003 to $1.1 million during the first nine months of 2004, primarily attributable to the $3.0 million of litigation fees associated with our patent lawsuit with Intersil during the first quarter of 2003.

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

Revenue Recognition

      Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. We grant certain distributors limited rights of return and price protection on unsold products. A provision for estimated future sales returns and warranty costs is recorded at the time revenue is recognized. Under circumstances where future returns cannot be reasonably estimated or where we are obligated to directly bring about resale of the products, revenue is deferred until shipment to value-added resellers and end customers by the distributors. Generally, we have no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.

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

Restructuring Costs and Impairment of Goodwill and Intangible Assets

      In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses. Any decision to limit investment in or to dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. We cannot assure you that future goodwill impairment tests will not result in a charge to earnings.

Patent Litigation and Infringement Costs

      We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of October 1, 2004 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

      The following table provides results of operations data as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Total revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.1	62.9	63.4	58.8
Royalty charges (benefit)	(15.2)	65.2	(3.5)	20.9
Restructuring provision for excess and obsolete inventory	—	—	—	20.5

Gross profit (loss)	54.1	(28.1)	40.1	(0.2)
Operating expenses:
Research and development	15.1	14.0	15.8	17.3
Selling, general and administrative	36.5	37.6	38.0	34.3
Legal expense for certain litigation	0.3	4.8	1.2	5.2
Amortization of intangible assets	12.5	15.3	16.4	14.8
Bad debt arising from restructuring	—	6.6	—	2.1
Restructuring charges (benefit)	—	(14.8)	2.3	6.6

Total operating expenses	64.4	63.5	73.7	80.3

Loss from operations	(10.3)	(91.6)	(33.6)	(80.5)
Interest income (expense), net	6.9	(12.0)	(3.6)	(3.9)
Other income (expense), net	(0.8)	(0.6)	8.3	(0.2)

Loss before income taxes	(4.2)	(104.2)	(28.7)	(84.6)
Income tax provision	0.6	—	—	—

Net loss	(4.8)	(104.2)	(28.7)	(84.6)
Accretion of Series A and B Preferred Stock obligations	(9.2)	(4.6)	(7.0)	(4.3)

Net loss attributable to common stockholders	(14.0)%	(108.8)%	(35.7)%	(88.9)%

Comparison of the Three and Nine Months Ended October 1, 2004 and September 26, 2003

Total Revenue, Net

      Revenue consists of product revenues, reduced by estimated sales returns and allowances for price protection. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

      We classify our products into two product lines: Wireless Wide Area Network, or WWAN, product line, and Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes ORiNOCO 802.11 access point and client card products. Total revenue, net during the nine months ended September 26, 2003 also includes license revenue of $6 million related to the settlement agreement with Intersil during the first quarter of 2003 (see Note 17 of the condensed consolidated financial statements). Prior to the March 26, 2002 merger with Proxim, Inc., we did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc. and prior to August 5, 2002 for the ORiNOCO products acquired from Agere are not reported in the table below.

      Revenue information by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
Product Line	2004	2003	2004	2003

WWAN	$16,772	$17,324	$47,031	$52,736
WLAN	14,754	17,734	42,609	51,156
WLAN license revenue	—	—	—	6,000

Total revenue	$31,526	$35,058	$89,640	$109,892

      We sell our products worldwide primarily through independent distributors and value-added resellers as well as through a direct sales force. We currently operate in two geographic regions: North America and International. Revenue outside of North America are primarily export sales denominated in United States dollars. Disaggregated financial information regarding our revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
Geographic Region	2004	2003	2004	2003

North America product revenue	$18,516	$21,464	$52,616	$58,939
North America license revenue	—	—	—	6,000
International product revenue	13,010	13,594	37,024	44,953

Total revenue	$31,526	$35,058	$89,640	$109,892

      Two distributors accounted for 17.3%, and 13.0% of total revenue during the third quarter of 2004, and two distributors accounted for 16.6% and 13.2% of total revenue during the third quarter of 2003. Two distributors accounted for 15.9% and 12.7% of total revenue during the first nine months of 2004, and one distributors accounted for 13.9% of total revenue during the first nine months of 2003.

      Total revenue, net decreased 10.1% from $35.1 million in the third quarter of 2003 to $31.5 million in the third quarter of 2004. The revenue decrease is primarily attributable to the decline in our ORiNOCO client card business and the discontinuation of the former Proxim, Inc. products resulting in reduced WLAN sales and partially attributable to reduced carrier spending resulting in decreased WWAN sales.

      Total revenue, net decreased 18.4% from $109.9 million in the first nine months of 2003 to $89.6 million in the first nine months of 2004. The revenue decrease is primarily attributable to the decline in our ORiNOCO client card business and the discontinuation of the former Proxim, Inc. products resulting in reduced WLAN sales and partially attributable to reduced carrier spending resulting in decreased WWAN sales. In addition, revenue in the first nine months of 2003 included license revenue of $6.0 million resulting from the patent litigation settlement with Intersil, as described in Note 17 to the condensed consolidated financial statements.

Cost of Revenue

      Cost of revenue decreased 12.5% from $22.0 million in the third quarter of 2003 to $19.3 million in the third quarter of 2004. As a percentage of total revenue, net, cost of revenue decreased from 62.9% in the third quarter of 2003 to 61.1% in the third quarter of 2004. The decrease in cost of revenue as a percentage of total revenue, net was primarily attributable to improved margin performance arising from the sales increase in our next generation, higher margin products.

      Cost of revenue decreased 12.2% from $64.7 million in the first nine months of 2003 to $56.8 million in the first nine months of 2004. As a percentage of total revenue, net, cost of revenue increased from 58.8% in the first nine months of 2003 to 63.4% in the first nine months of 2004. Included in total revenue, net in the first quarter of 2003 was $6.0 million license revenue in connection with the patent litigation settlement with Intersil. Excluding the $6.0 million license revenue, cost of revenue as a percentage of product revenue increased from 62.2% in the first nine months of 2003 to 63.4% in the first nine months of 2004. This increase as a percentage of product revenue was primarily attributable to a $1.7 million provision for excess and obsolete inventory and lower of cost or market recorded in the first nine months of 2004, partially offset by improved margin performance arising from the sales increase in our next generation, higher margin products.

      During the first nine months of 2004, we recorded a $1.7 million provision for excess and obsolete inventory as part of our ongoing review of our inventory reserve requirements. To mitigate the component supply constraints that have existed in the past, we had built inventory levels for certain components with long lead times and had entered into longer term commitments for certain components. The inventory charges were due to a sudden and significant decrease in anticipated demand for certain of our products, notification from customers that they would not be ordering as many products as they had previously indicated they would, and continued increase in competition in the networking products market.

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

      The following is a summary of the changes in the reserve for excess and obsolete inventory during the first nine months of 2004 (in thousands):

Balance as of December 31, 2003	$5,072
Provision for excess and obsolete inventory	1,723
Inventory scrapped	(2,049)

Balance as of July 2, 2004	$4,746

Royalty Charges (Benefit)

      On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of our patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. On November 24, 2003, the District Court conducted a one-day bench trial on our equitable defenses not addressed by the jury. On July 29, 2004, we announced that the court has denied our equitable defenses and has determined that the jury’s award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. As of July 2, 2004, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. On September 13, 2004 we entered into a Settlement Agreement and a Patent Cross License Agreement with Symbol and executed two Patent Assignments in favor of Symbol resolving all outstanding litigation.

      Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million over the ensuing ten quarters, commencing with the quarter ending October 1, 2004. Additionally, under the Patent License Agreement, we agreed to cross license certain patents and pay to Symbol a two percent royalty on sales of certain of our WLAN products. Accordingly, reversal was made for royalty charges of $4.8 million and interest expense of $3.2 million in the quarter ended October 1, 2004.

      During the third quarter of 2004, we recorded a non-cash royalty benefit of $4.8 million, which is the difference of the accrual recorded for estimated past royalty charges of 25.5 million and the net present value of the settlement amount of $22.75 million. During the first nine months of 2004, the royalty charges amounted to a benefit of $3.2 million versus an expense of $22.9 million during the first nine months of 2003. See Note 17 of the condensed consolidated financial statements for a further description of the Symbol litigation.

Restructuring Provision for Excess and Obsolete Inventory

      During the second quarter and first nine months of 2003, we recorded a $22.5 million provision for excess and obsolete inventory as part of our restructuring activities. To mitigate the component supply constraints that have existed in the past, we had built inventory levels for certain components with long lead times and had entered into longer term commitments for certain components. The excess inventory charges were due to the following factors:

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

Research and Development Expense

      Research and development expense decreased 3.4% from $4.9 million, or 14.0% of total revenue, net, in the third quarter of 2003 to $4.7 million, or 15.1% of total revenue, net in the third quarter of 2004. The decrease in research and development expense was primarily attributable to the reduction in workforce implemented in 2003, resulting in decreased personnel expenses. Severance pay associated with the workforce reduction was included in the restructuring charges recorded in 2003.

      Research and development expense decreased 25.6% from $19.0 million, or 17.3% of total revenue, net, in the first nine months of 2003 to $14.2 million or 15.8% of total revenue, net in the first nine months of 2004. The decrease in research and development expense was primarily attributable to the reduction in workforce implemented in 2003, resulting in decreased personnel expenses. Severance pay associated with the workforce reduction was included in the restructuring charges recorded in 2003.

Selling, General and Administrative Expense

      Selling, general and administrative expense decreased 12.8% from $13.2 million or 37.6% of total revenue, net in the third quarter of 2003 to $11.5 million or 36.5% of total revenue, net in the third quarter of 2004. The decrease in selling, general and administrative expenses from the third quarter of 2003 to the third quarter of 2004 was primarily attributable to the workforce reduction implemented in 2003, resulting in reduced personnel expenses.

      Selling, general and administrative expenses decreased 9.6% from $37.7 million, or 34.3% of total revenue, net, in the first nine months of 2003 to $34.1 million, or 38.0% of total revenue, net, in the first nine months of 2004. The decrease in selling, general and administrative expenses on an absolute basis from the first nine months of 2003 to the first nine months of 2004 was primarily attributable to the workforce reduction implemented in 2003, resulting in reduced personnel expenses. The increase as a percentage of revenue in the first nine months of 2004 was attributable to the decrease in revenue.

Legal Expense for Certain Litigation

      Legal expense for certain litigation decreased $1.6 million from $1.7 million in the third quarter of 2003 to $105,000 in the third quarter of 2004. The decrease was primarily attributable to the decrease in legal services incurred during the respective periods in connection with our litigation with Symbol. Please refer to Part II, Item 1, Legal Proceedings for a description of our litigation.

      Legal expense for certain litigation decreased $4.6 million from $5.7 million in the first nine months of 2003 to $1.1 million in the first nine months of 2004. The decrease was primarily attributable to the $3.0 million of litigation fees incurred in the first half of 2003 associated with our patent lawsuit with Intersil. As described in Part II, Item 1, Legal Proceedings, we settled our lawsuit with Intersil and recorded license revenue of $6.0 million in the first quarter of 2003.

Amortization of Intangible Assets

      Amortization of intangible assets was $3.9 million in the third quarter of 2004 compared to $5.4 million in the third quarter of 2003. Amortization of intangible assets was $14.7 million in the first nine months of 2004 compared to $16.2 million in the first nine months of 2003. The decrease is primarily attributable to certain intangible assets recorded in connection with our purchase of the 802.11 business of Agere Systems in 2002 becoming fully amortized during the third quarter of 2004.

Restructuring Charges for Severance and Excess Facilities

      During the first nine months of 2004, we recorded restructuring charges of $2.0 million, consisting of $1.9 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $1.9 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $0.5 million of severance payments for five employees. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets or if it takes longer than expected or if we are unable to sublease these facilities, the actual costs for closures of facilities could exceed the original estimates and additional restructuring charges totaling $2.6 million could result.

      The following table summarizes the restructuring activities for the year ended December 31, 2003 and the nine months ended October 1, 2004 (in thousands):

			Asset Held
	Severance	Facilities	for Sale	Other	Total

Balance as of December 31, 2002	$—	$30,450	$—	$—	$30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	463	1,447	—	119	2,029
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(3,731)	(2,568)	—	—	(6,299)

Balance as of October 1, 2004	$352	$10,463	$—	$600	$11,415

Interest Income (Expense), Net

      We recorded interest expense of $4.2 million during the third quarter of 2003 compared to interest income of $2.2 million during the third quarter of 2004. Interest expense decreased from $4.3 million to $3.2 million from the first nine months of 2003 to the first nine months of 2004. The decrease in interest expense for the third quarter and first nine months of 2004 was primarily attributable to a reversal of interest expense recorded in connection with the Symbol patent litigation. The following table summarizes interest income (expense) (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Interest income (expense) on royalty charges	$3,233	$(2,950)	$3,018	$(2,950)
Interest expense on convertible notes	(767)	(1,197)	(5,808)	(1,197)
Interest expense on convertible bridge loan	(271)	—	(271)	—
Other	(4)	(45)	(183)	(138)

	$2,191	$(4,192)	$(3,244)	$(4,285)

Other Income (Expense), Net

      Other income (expense), net was $(242,000) and $7.4 million during the three and nine months ended October 1, 2004. The following table summarizes other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

Amortization of debt discount and issuance costs	$(2,434)	$(242)	$(8,171)	$(242)
Revaluation of common stock warrants	2,500	—	16,300	—
Loss on sale of short-term investment	(308)	—	(308)	—
Loss on disposal of property and equipment	—	—	(350)	—

	$(242)	$(242)	$7,471	$(242)

Income Tax Provision

      The income tax provision recorded during the three months ended October 1, 2004 represents net provision for the valuation allowance of deferred tax assets as a result of the reversal of the deferred tax liability arising from the disposal of the short-term investments.

Accretion of Series A and Series B Preferred Stock Redemption Obligations

      The accretion of Series A and Series B Preferred Stock represents the quarterly adjustments to the carrying value of the Series A Preferred Stock and Series B Preferred Stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders.

Liquidity and Capital Resources

Sources and Use of Cash

      Cash and cash equivalents decreased by $1.5 million from $19.8 million at December 31, 2003 to $18.3 million at October 1, 2004.

      Net cash used in operating activities for the nine months ended October 1, 2004 was $10.4 million and was attributable to the net loss after the effect of non-cash charges, partially offset by a decrease in accounts receivable, net, and inventory, net and an increase in accounts payable and other accrued liabilities. Net cash used in operating activities for the nine months ended September 26, 2003 was $23.7 million and was attributable to the net loss after the effect of non-cash charges, an increase in inventory excluding the restructuring provision for excess and obsolete inventory partially offset by an decrease in accounts receivable, net and restricted cash and other assets and an increase in accrued royalties and interest.

      Net cash used in investing activities for the nine months ended October 1, 2004 was $679,000 and represented capital spending. Net cash used in investing activities for the nine months ended September 26, 2003 was $12.3 million and was attributable to capital spending of $2.9 million, purchase of an asset held for sale of $10.0 million, offset by a $500,000 repayment of a portion of a loan to a former officer. As discussed in Note 5 to the condensed consolidated financial statements, we intend to continue to seek repayment on the outstanding loan balance from this former officer.

      Net cash provided by financing activities for the nine months ended October 1, 2004 was $9.6 million and was attributable to issuance of $10 million bridge loan and the issuance of common stock, net of $531,000, offset by principal payments on capital lease obligations of $895,000. Net cash provided by financing activities for the nine months ended September 26, 2003 was $32.0 million due to $1.6 million borrowings on capital lease obligations, proceeds from repayments of notes receivable from stockholders of $187,000, $30 million proceeds from issuance of convertible promissory notes, and the issuance of common stock, net of $781,000, offset by principal payments on capital lease obligations of $539,000.

Contractual Commitments

      We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of October 1, 2004 were as follows (in thousands):

	Payments Due By Period

	Total	Year Ending December 31,
	Amounts
	Committed	2004	2005	2006	2007	2008	Thereafter

Severance pay	$352	$352	$—	$—	$—	$—	$—
Royalty payments	20,250	2,500	10,000	7,750	—	—	—
Repayment of convertible bridge loan	10,750	—	10,750	—	—	—	—
Operating leases	33,669	1,981	7,740	6,708	6,371	6,435	4,434
Capital leases	1,289	323	920	46	—	—	—
Project commitments	799	799	—	—	—	—	—
Redemption of Series B Preferred Stock	128,545	—	—	—	—	—	128,545
Redemption of Series A Preferred Stock	106,899	—	—	—	106,899	—	—

	$302,553	$5,955	$29,410	$14,504	$113,270	$6,435	$132,979

      As of October 1, 2004, we were required to redeem all outstanding shares of Series A and Series B Preferred Stock for cash in August 2007 and July 2011, respectively, if they were not previously converted into common stock. Pursuant to the stockholder approval on October 21, 2004, all of the outstanding shares of Series A and Series B Preferred Stock were converted into our Class A common stock.

      For the nine months ended October 1, 2004 and the years ended December 31, 2003 and 2002, we recorded restructuring charges of $19.5 million related to the committed future lease payments for closed facilities, net of estimated future sublease receipts and reversal of previously recorded provision, which are included in the operating leases caption above. As of October 1, 2004, we had unconditional purchase order commitments of $799,000, which are included as accrued liabilities.

      As described in Note 1 under Significant Events in the Notes to the Condensed Consolidated Financial Statements, on July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes, which includes accrued but unpaid interest, into shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved us from the requirement to repay the Notes on their maturity date of September 30, 2004. Following the approval of our stockholders, the Investors also surrendered all of their Series A Preferred Stock, all of their Series B Preferred Stock, and their warrants to purchase shares of our Class A common stock in exchange for an aggregate of 16.4 million shares of Class A common stock and 400,000 shares of our newly issued Series C Preferred Stock. On July 30, 2004, we received $10.0 million in cash proceeds from the Investors in exchange for a new convertible bridge note pursuant to the securities purchase agreement dated July 27, 2004.

Credit Facilities

      In December 2002, we entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, we entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. We subsequently amended the accounts receivable financing agreement (as amended, the “Amended A/ R Financing Agreement”) on July 25, 2003, October 31, 2003, and most recently on July 31, 2004.

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

      Under the Amended A/ R Financing Agreement, we receive temporary advances from the Lender in excess of the availability otherwise applicable under the Amended A/ R Financing Agreement (“Temporary Overadvances”), in an amount equal to $4.0 million for advances relating to letters of credit and in an amount equal to $4.0 million to be used for working capital purposes. We may receive Temporary Overadvances under this arrangement through November 30, 2004. This Temporary Overadvances arrangement may be renewed upon agreement by both the Company and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

      As of October 1, 2004, no borrowings were outstanding under the Amended A/ R Financing Agreement.

      Obligations under the Amended A/ R Financing Agreement are secured by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and BCP Capital, L.P. under the secured promissory notes issued in July 2003 and amended in October 2003 and which, until the exchange of Notes on July 30, 2004, totaled $40 million in aggregate principal amount, plus accrued interest. The amended A/ R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business.

      Under the Amended A/R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. In addition, we are required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/ R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender. As of October 1, 2004, we complied with all of the financial covenants under this agreement.

Other Restructuring Activities

      We have taken steps to reduce our expenses from operations in order to begin generating cash flow from operations. Restructuring charges related primarily to severance payments.

      Restructuring charges for the nine months ended October 1, 2004 were $2.0 million, consisting of $1.9 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $1.9 million of cash provisions consisted of $1.4 million of operating lease commitments, less estimated future sublease receipts and exit costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $0.5 million of severance payments for five employees.

Debt Financing

      In April 2003, our management and board of directors recognized our need to secure additional funding to support our growth objectives and strengthen our balance sheet position. During 2003, Warburg Pincus Private Equity VIII, L.P. and BCP Capital, L.P. and affiliates invested an aggregate of $40 million in us in exchange for secured promissory notes, exchangeable for shares of our Series B Preferred Stock, and warrants to purchase an aggregate of 2.4 million shares of our Class A common stock. On July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes, which includes accrued but unpaid interest, into shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieves us from the requirement to repay the Notes on their maturity date of September 30, 2004. Subject to the approval of our stockholders, the Investors also agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, all of their warrants to purchase our Class A common stock in exchange for an aggregate of 16.4 million shares of Class A common stock and 400,000 shares of our newly issued Series C Preferred Stock.

      On July 30, 2004, we received $10.0 million from the Investors in exchange for a new convertible bridge note pursuant to the securities purchase agreement dated July 27, 2004. In accordance with the agreement, the principal and accrued interest will convert into common stock and/or warrants to purchase common stock, at the same price and upon the same terms and conditions offered to other investors, if prior to June 30, 2005 we close a financing transaction with gross proceeds of $20.0 million or more through a sale of our Class A common stock and/or warrants to purchase Class A common stock. If such financing transaction does not occur, the bridge note becomes due and payable by its terms on June 30, 2005. Please refer to Note 1 to the condensed consolidated financial statements for a detailed description of our recent transactions with these Investors.

Litigation with Symbol Technologies

      On September 13, 2004 we entered into a Settlement Agreement and a Patent Cross License Agreement with Symbol and assigned certain intellectual property to Symbol resolving all outstanding litigation.

      Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million dollars over our ensuing ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of our failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

      Under the terms of the Patent Cross License Agreement, the companies have agreed to cross license certain patents, and we have agreed to pay to Symbol a two percent royalty on sales of certain of our WLAN products. If we fail to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fail to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of our WLAN products covered by the agreement shall increase to five percent until the required payments as set forth in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, we and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another’s products through September 13, 2009.

      Since the date of the initial jury award of the patent infringement suit in September 2003, we had recorded an accrual for estimated past royalties of 22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total of 2.8 million for potential royalties and interest covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, we recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million, totaling $8.0 million during the quarter ended October 1, 2004. This gain is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded in our balance sheet prior to the litigation settlement.

Additional Sources of Financing

      Our total revenue, net declined from $109.9 million to $89.6 million from the nine months ended September 26, 2003 to the nine months ended October 1, 2004, and we have incurred substantial losses and negative cash flows from operations during the nine months ended October 1, 2004 and the years ended December 31, 2003, 2002 and 2001. If we were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our Class A common stock and/or warrants to purchase Class A common stock in accordance with the securities purchase agreement dated July 27, 2004, we will be required to repay the convertible Bridge Loan in cash.

      If we were required to repay the convertible bridge loan and if we sustain continued significant negative cash flows from our operations, we would be required to obtain alternative sources of financing in excess of the additional financing required to provide sufficient working capital for the business. If we were not able to obtain such alternative sources of financing, we might have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and would have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

      On October 26, 2004, we filed a Registration Statement on Form S-3 with the SEC using a shelf registration process. Under the shelf registration, we may sell any combination of securities described in the prospectus accompanying the filing in one or more offerings with a total value of up to $50 million. The shelf registration became effective November 8, 2004 and will allow us to issue Class A common stock and Class A common stock warrants from time to time, subject to market conditions and our capital needs.

Recent Accounting Pronouncements

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share,” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on our common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We adopted this EITF during the quarter ended July 2, 2004 and the adoption had no material impact on our results of operations.

      At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The implementation of the recognition and measurement guidance provisions has been delayed. The disclosure requirements are effective for annual financial statements for fiscal years ending after June 30, 2004. We will evaluate the effects of adopting EITF 03-01 on our results of operations once the final guidance is issued.

RISK FACTORS

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

      If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Class A common stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere.

We will need to obtain a significant amount of additional capital in the near future and may not be able to secure adequate funds on a timely basis or on terms acceptable to us.

      We have a significant ongoing need to raise cash to fund our operational activities, including working capital and capital expenditures, our obligations to Symbol and our $10 million convertible bridge notes. As of October 1, 2004, our cash and cash equivalents totaled $18.3 million. We have incurred substantial losses and negative cash flows from operations during the nine months ended October 1, 2004 and the years ended December 31, 2003, 2002 and 2001. We expect to continue to incur losses and/or negative cash flow for the foreseeable future. In addition, our settlement agreement with Symbol requires us to pay Symbol $20.25 million over the next nine quarters. If we are unable to raise additional capital on a timely basis and in an amount sufficient to fund any future deficit in cash flow from operations, our obligations to Symbol and our $10 million convertible bridge notes, we will have to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern.

      Under the terms of our settlement agreement with Symbol, we agreed, among other things, to pay Symbol $22.75 million over ten quarters. We have made one payment of $2.5 million to Symbol and we will have payment obligations of $2.5 million in each of the next seven quarters, including the current quarter, a payment obligation of $1.5 million in the eighth quarter and a payment obligation of $1.25 million in the ninth quarter. Our current cash on hand is insufficient to make all of the required payments to Symbol. If at any point during the term of the settlement agreement, we fail to timely make any of these payments within 30 days after Symbol has notified us of our failure to pay, Symbol will have the right to demand immediate payment of the sum of $25,917,669 minus payments previously made under the agreement and plus applicable interest. In this event, we would likely have insufficient funds to fund our operational activities, to make this lump sum payment to Symbol and to meet our obligations under our $10 million convertible bridge notes.

      We issued $10 million in convertible bridge notes to Warburg Pincus Private Equity VIII, L.P. and BCP Capital, L.P (the “Investors”) on July 27, 2004 and these notes mature on June 30, 2005. If we are not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase common stock, we will be required to repay the entire principal and interest under the convertible bridge notes in cash. If we are required to repay the convertible bridge notes in cash, either on their maturity date or earlier upon an event of default, we would likely have insufficient funds to fund our operational activities and to meet our continuing obligations to Symbol.

      We rely on our secured credit facility with Silicon Valley Bank as a source of liquidity. The credit facility allows us to borrow up to $20 million subject to certain requirements. $10 million of the facility requires that we maintain a compensating balance equal to any borrowings, which could restrict our borrowing ability for this portion. Of the remaining $10 million, up to $4 million may be required as collateral for certain letters of credit. The temporary overadvance portion of the facility expires on November 30, 2004, and may be renewed upon agreement by both us and Silicon Valley Bank. If this facility becomes unavailable to us either because of our default under the facility or due to nonrenewal of the facility, and we are unable to secure a replacement facility, our liquidity will be significantly impaired.

      Our ability to raise funds may be adversely affected by factors beyond our control, including market uncertainty and conditions in the capital markets. We cannot assure you that any financing will be available on terms acceptable to us or on a timely basis, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant, dilution. Furthermore, even if we are able to raise funds in a financing transaction or otherwise, the amount of the funds raised may be insufficient to resolve doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has opined that there is substantial doubt about our ability to continue as a going concern.

      The audit report we received on March 11, 2004 from PricewaterhouseCoopers LLP, our independent auditors, relating to our fiscal year 2003 financial statements contains PricewaterhouseCoopers LLP’s opinion that there is substantial doubt about our ability to continue as a going concern. Through the first nine months of 2004, we have continued to incur substantial losses and negative cash flows from operations and our accumulated deficit increased to $429.7 million as of October 1, 2004. Even if we were to raise additional capital sufficient to convert the existing $10 million convertible bridge notes, we cannot assure you that PricewaterhouseCoopers LLP’s report relating to our fiscal year 2004 financial statements will not contain a going concern qualification. If PricewaterhouseCoopers LLP’s report on the 2004 financial statements does contain a going concern qualification, our stock price could decline and we likely would experience greater difficulty in raising capital.

We are not profitable and may not be profitable in the future.

      For the nine months ended October 1, 2004 and the years ended December 31, 2001, 2002 and 2003 we had a net loss attributable to holders of our Class A common stock of $32.0 million, $25.6 million, $244.5 million and $133.7 million, respectively. We will continue to have net losses in the future. In order for us to achieve profitability, our revenue will need to increase from its current level. We cannot assure you that our revenue will increase or continue at current levels or that we will achieve profitability or generate cash from operations in future periods.

      We expect that we will continue to incur significant sales, marketing, product development and administrative expenses. We have payment obligations to Symbol of $2.5 million in each of the next seven quarters, including the current quarter, a payment obligation of $1.5 million in the eighth quarter and a payment obligation of $1.25 million in the ninth quarter. We have also agreed to pay Symbol a two percent royalty on sales of certain of our local area networking products. As a result, we expect that we will continue to incur losses in the future. We are unable to predict the extent of any future losses or whether or when we will become profitable. As a result, if we fail to significantly increase our revenue or control costs we will not become profitable and may not continue as a going concern.

Our gross profit may decline in the future.

      Our gross profit is affected by both the average selling prices of our systems and our cost of revenue. Historically, decreases in our average selling prices have generally been offset by reductions in our per unit product cost. We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. Furthermore, our customers and potential customers are increasingly concentrating on limitations and reductions on their capital expenditures as well as return on investment in connection with their purchasing decisions. These factors have resulted in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized wireless networking equipment providers. Manufacturers of wireless networking equipment are experiencing price pressure, which has resulted in downward pricing pressure on our products. Our ability to achieve profitability in the future is dependent upon our ability to improve manufacturing efficiencies, effectively and efficiently outsource manufacturing, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset the effects of downward pricing pressures on our products. Any inability by us to effectively respond to these downward pricing pressures may cause our gross profit to decline in the future.

The price of our Class A common stock may be subject to wide fluctuation, and you may lose all or part of your investment in our Class A common stock.

      The trading prices of our Class A common stock has been subject to wide fluctuations, and such trend is likely to continue with respect to the trading price of our Class A common stock. The trading price of our Class A common stock may fluctuate in response to a number of events and factors, including:

•	quarterly variations in revenues and operating results;

•	announcements of innovations and new products;

•	strategic developments or business combinations by us or our competitors;

•	changes in our expected operating expense levels;

•	changes in financial estimates including our ability to meet its future revenue and operating profit or loss projections;

•	recommendations of financial and industry analysts;

•	the operating and securities price performance of comparable companies; and

•	news reports relating to trends in the wireless communications industry.

      We have not met our revenue and/or earnings (loss) per share projections from time to time in the past, most recently in the quarters ended April 2, 2004 and July 2, 2004. If we are unable to achieve our projected financial results for the fourth quarter of 2004, our operating losses will be greater than expected and our need for additional capital may be increased.

      In addition, the stock market in general, and the market prices for wireless-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may influence the trading price of our Class A common stock. These trading price fluctuations may make it more difficult to use our Class A common stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Accordingly, you may lose all or part of your investment in our Class A common stock.

Should the outcome of our ongoing litigation be unfavorable, we may be required to pay damages and other expenses, which could materially and adversely affect our business, financial condition, operating results and cash flows.

      On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend its complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. The parties are currently conducting discovery. Our motion for summary judgment in the matter will be heard January 7, 2005. A trial date has been set for February 22, 2005.

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of ¥559.2 million, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of ¥559.2 million against outstanding accounts payable by Active of ¥175.3 million to us, resulting in a net claim against Proxim Corporation of ¥383.9 million. Translated into U.S. dollars as of November 3, 2004, Active’s net claim is approximately $3.6 million. On October 5, 2004, a hearing was held in the matter, and we filed a counterclaim for $2.3 million plus interest for outstanding amounts owed us. The next hearing in the matter will be held November 12, 2004.

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

      Our involvement in patent litigation resulted in substantial costs and diversion of management resources. We entered into a settlement agreement with Symbol on September 13, 2004, resolving all of the litigation outstanding between us and Symbol. Under the terms of the settlement agreement, we agreed to pay Symbol $22.75 million over ten quarters, to cross-license certain patents with Symbol and to assign certain patents and patent applications to Symbol.

      Any ruling or judgment against us or any of our subsidiaries in any amount in excess of $4,000,000 that is not discharged, stayed or bonded pending appeal within 30 days from the entry thereof will constitute an event of default pursuant to the terms of the Bridge Loan. Upon such an occurrence, the Investors would have the ability to require us to repay the Bridge Loan. Likewise, any such occurrence would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the right to require us to repay any amounts outstanding under the credit facility and to prohibit us from borrowing any additional amounts. Any event of default under the secured credit facility with Silicon Valley Bank, whether or not related to litigation, also would constitute an event of default pursuant to the terms of the Bridge Loan if amounts outstanding under the credit facility exceeded $1,000,000. As of October 1, 2004, no borrowings were outstanding under the credit facility.

      The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other litigation with third parties that could arise in the future, we could be required to pay damages and other expenses, and, in the case of litigation related to patents or other intellectual property rights, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. We cannot make any assurance that these matters will not materially and adversely affect our business, financial condition, operating results or cash flows.

Our Class A common stockholders will experience immediate dilution upon the conversion of our outstanding Bridge Loan.

      On July 30, 2004, we received $10.0 million from the Investors in exchange for a new convertible bridge note. If we close a financing transaction involving the sale of Class A common stock or warrants to purchase Class A common stock that results in gross proceeds to us of at least $20.0 million, the principal and accrued interest on the convertible bridge note will convert into Class A common stock and/or warrants to purchase Class A common stock, at the same price and upon the same terms and conditions offered in the financing transaction. The ownership of the holders of our Class A common stock outstanding at the time of the conversion will experience immediate dilution as a result of such issuance to the Investors and the Class A common stock outstanding might decline in value as a result.

      Several of our stockholders beneficially own a significant percentage of our Class A common stock, which will allow them to significantly influence matters requiring stockholder approval and could discourage potential acquisitions of our company.

      On July 27, 2004, we entered into an agreement with the Investors providing that, upon receipt of stockholder approval, the Investors would surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their Class A common stock warrants for 16.4 million shares of our Class A common stock and 400,000 shares of newly designated Series C Preferred Stock. Our stockholders approved this exchange (the “Exchange”) on October 21, 2004 and the Series A Preferred Stock, Series B Preferred Stock and the Class A common stock warrants held by the Investors were exchanged for 16.4 million shares of our Class A common stock and 400,000 shares of our Series C Preferred Stock on October 22, 2004. The Series C Preferred Stock is a non-voting security and is not convertible into Class A common stock. Following the Exchange, the Investors together own approximately 57.0% of our outstanding capital stock, based on shares outstanding as of November 3, 2004.

      As a result of their ownership as outlined above, the Investors are able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of the Investors may be different than those of other stockholders of our company.

Holders of our Series C Preferred Stock have certain rights that are senior to those of the holders of our Class A common stock.

      Holders of our Series C Preferred Stock are entitled to receive certain benefits not available to holders of our Class A common stock. In particular:

•	each share of Series C Preferred Stock has an initial liquidation preference of $100.00 and the liquidation preference bears interest at an annual rate of 8.75%, compounded quarterly, for eight years from the date of issuance. The liquidation preference is subject to adjustments in the event we undertake a business combination or certain other transactions, or we are liquidated or dissolved;

•	on October 22, 2012, we will be required to redeem all outstanding shares of Series C Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends. The redemption right of our Series C Preferred Stock is senior to any claim of our common stock on the Company’s assets and is senior to all of our current debt obligations except for the credit facility we maintain with Silicon Valley Bank;

•	in the event of a change in control of our company, we are required to redeem in cash or readily marketable securities all of the Series C Preferred Stock at a price per share in cash equal to the liquidation preference of the Series C Preferred Stock as if it had fully accreted through the eighth anniversary of the issuance of the Series C Preferred Stock plus following the eighth anniversary of the issuance of the Series C Preferred Stock, an amount equal to the unrecognized accretion, if any, up to but not including the redemption date;

•	in the event that we participate in any sale of our assets (i) that does not constitute a business combination and (ii) as a result of which sale our revenues for the prior twelve-month period would have declined by 40% or more on a pro forma basis giving effect to such asset sale (a “Material Asset Sale”), each holder of shares of Series C Preferred Stock has the right to require us to repurchase such holder’s shares of Series C Preferred Stock, in whole or in part, at such holder’s option, at a price per share in cash equal to the liquidation preference as if the Series C Preferred Stock had fully accreted through the eighth anniversary of the issuance of the Series C Preferred Stock plus following the eighth anniversary of the issuance of the Series C Preferred Stock, an amount equal to the unrecognized accretion, if any, up to but not including the date of the Material Asset Sale; and

•	the approval of holders of a majority of the Series C Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders’ rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the

Series C Preferred Stock, any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our Class A common stock.

      In connection with the Exchange by the Investors of their Series A Preferred Stock, Series B Preferred Stock and Class A common stock warrants for shares of our Class A common stock and our Series C Preferred Stock, Warburg Pincus agreed that it will limit its voting rights until July 22, 2008 to no more than 49% of our issued and outstanding voting stock. In addition, for so long as each of the Investors owns at least 25% of the aggregate principal amount of the Class A common stock issued to it in the Exchange, the Investors each will have the right to appoint a member of our Board of Directors. For so long as Warburg Pincus owns 50% of the Class A common stock issued to it in the Exchange, it shall have the right to appoint a second member of our Board of Directors. Independent of its holdings, Warburg Pincus shall have the right to have one observer attend meetings of the Board of Directors.

We may experience fluctuations in operating results and may not be able to adjust spending in time to compensate for any unexpected revenue shortfall, which may cause operating results to fall below expectations of securities analysts and investors.

      Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which will be outside our control. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could materially harm our operating results and financial condition, and may cause our operating results to fall below the expectations of securities analysts and investors. If this happens, the trading price of our Class A common stock could decline significantly.

      Factors that may harm operating results include:

•	the effectiveness of our distribution channels and the success in maintaining our current distribution channels;

•	the effectiveness of developing new distribution channels;

•	our ability to effectively manage the development of new business segments and markets;

•	seasonal factors that may affect capital spending by customers;

•	market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g, IEEE 802.16 (WiMAX) or IEEE 802.20 specifications);

•	our ability to develop, introduce, ship and support new products and product enhancements;

•	the availability of liquid capital resources to fund our operations;

•	our credit worthiness in the opinion of our suppliers, contract manufacturers, distributors, customers and others;

•	the sell-through rate of our WLAN and WWAN products through commercial distribution channels;

•	market demand for our point-to-point Lynx and Tsunami systems;

•	market demand for our point-to-multipoint Tsunami systems;

•	our ability to effectively manage product transitions from one generation of product platforms to newer product platform designs, including inventories on hand, product certifications, and customer transitions;

•	the mix of products sold because our products generate different gross margins;

•	a decrease in the average selling prices of our products;

•	our ability to upgrade and develop our systems and infrastructure;

•	difficulties in expanding and conducting international operations; and

•	general economic conditions and economic conditions specific to the wireless communications industry.

Shares eligible for future sale, including shares owned by our principal stockholders, may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

      The potential for sales of substantial amounts of our Class A common stock into the public market may adversely affect the market price of our Class A common stock. Following the Exchange, the Investors together own 16.4 million shares, or approximately 57.0% of our outstanding capital stock, based on shares outstanding as of November 3, 2004. If and when the Investors convert the Bridge Loan into shares of the Company’s Class A common stock in a Qualified Transaction, their share ownership will increase.

      Upon the request of a majority-in-interest of the Investors, we have agreed to use reasonable best efforts to prepare and file with the SEC within 180 days after the closing of a financing transaction or series of financing transactions in which we would issue and sell our Class A common stock or warrants to purchase our Class A common stock or both in exchange for aggregate gross proceeds to us of at least $20 million (a “Qualified Transaction”), or such other time as shall be mutually agreed upon by us and the Investors, a registration statement on Form S-3 covering the resale of the securities held by each Investor in compliance with the Securities Act. Upon the effectiveness of such registration statement, the Investors will have the right to resell any shares of Class A common stock issued to them upon the Exchange and the conversion of the Bridge Loan notes.

      In addition to these securities, as of November 3, 2004, options and warrants to acquire approximately 252,536 and 26,513 shares, respectively, of our Class A common stock was outstanding. Also, as of November 3, 2004, approximately an additional 1,613,736 shares of our Class A common stock were reserved for issuance to our employees under existing stock option plans and will be freely tradeable upon issuance, subject to our insider trading policies.

      As of November 3, 2004, all of the Company’s outstanding stock options had exercise prices above the closing price of our Class A common stock on the NASDAQ. In order to more closely align the interest of the Company and its employees and in order to provide adequate equity incentives for employee recruiting and retention, our management and our Board of Directors are considering a variety of methods to restructure the Company’s stock option plans, including stock option exchange offers and repricings of outstanding options, grants of new options that are reserved for future issuance under existing option plans and the adoption of a new option plan and grants of options from such a plan. The Company anticipates that, following such initiatives, the aggregate number of outstanding options with an exercise price at the then current fair market value would not exceed the number of options outstanding prior to such initiatives. However, the Class A common stock issuable upon the exercise of modified options that have exercise prices at, rather than above, the then current fair market value may cause dilution of the then-outstanding Class A common stock and may result in then holders experiencing a decline in the value of their Class A common stock.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards, including the risk of an unfavorable report under Section 404 of the Sarbanes-Oxley Act.

      We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and our independent registered public accounting firm. We are currently documenting and testing our internal control systems and procedures and implementing improvements that we consider will be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in significant additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, to date, we have encountered some delays in completing the review and evaluation, and the implementation of improvements in our internal control systems and procedures. If we were not able to complete our documentation, testing and improvements in a timely manner, if there were insufficient time to demonstrate the effectiveness of our improvements, or if for any other reason a material weakness were to exist at year-end, we may not receive a positive attestation by our independent registered public accounting firm. In the event that our controls over financial reporting are not deemed effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Possible third-party claims of infringement of proprietary rights against us could have a material adverse effect on our business, results of operation and financial condition.

      The communications industry and products based on the 802.11 standards in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. We have in the past, and may in the future, be subject to such litigation. For example, we recently settled a lawsuit brought against us by Symbol alleging that certain of our products infringed on four Symbol patents related to systems for packet data transmission. As part of the settlement, we agreed to pay to Symbol $22.75 million over ten quarters and a 2% royalty on sales of certain of our WLAN products. We cannot assure you that other third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to our business and diversion of our personnel, require us to develop new technology or enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement to indemnify our customers could have a material adverse effect on our business, results of operations or financial condition.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.

      Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. In addition, we have cross-licensed to Symbol certain patents related to our WLAN technology, and those patents could enable Symbol to compete with us for sales of such products. Furthermore, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

      Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property does not provide significant protection against competition, our competitors could compete more directly with us, which could result in a decrease in our market share. All of these factors may harm our competitive position.

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

      Additionally, as a result of our settlement agreement with Symbol, including the impact of the assignment and cross-licensing of certain of our patents and patent applications to Symbol, Symbol could compete more effectively across our product lines. Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the WLAN and building-to-building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Wireless networking markets are subject to rapid technological change and to compete, we must continually introduce new products that achieve broad market acceptance.

      As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. Our expenses for research and development in the first nine months of 2004 decreased compared to the first nine months of 2003, primarily due to reduced personnel expenses as a result of the workforce reduction implemented in 2003. To the extent our revenues do not increase or we do not obtain additional financing for working capital purposes, we may be required to further reduce our expenses for research and development, which could limit our ability to introduce new products.

      We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards. We cannot assure you, however, that the IEEE 802.11 compliant products will have an ongoing meaningful commercial impact. Already, even within the 802.11 standard, there have been significant technological changes. The IEEE approved the 2.4 GHz WLAN standard designated 802.11b. In 2000, the IEEE approved the 5 GHz WLAN standard designated 802.11a. In 2003, the IEEE approved a new 2.4 GHz WLAN standard designated 802.11g. IEEE is in the process of establishing additional 802.11 standards, including 802.11e related to quality of service for voice and video transmission, 802.11i related to enhanced security, and 802.11h related to dynamic frequency selection and transmission power control. Furthermore, IEEE has recently committed to developing new wireless WAN standards under two separate initiatives, 802.16d (WiMAX) and 802.16e. 802.16d is a WWAN protocol to address the existing Fixed Wireless Access (“FWA”) market as well as extend that market to include certain mobility applications (at vehicular levels), while 802.16e is a WWAN protocol to address the FWA market as well as lower power portable devices.

      While we have products based on the 802.11a, 802.11b and 802.11g standards, future standards developments may make these technologies obsolete and require significant additional investment by the company. As an example, in August 2000, the FCC adopted a rule change to Part 15. Based on the rule change, we made significant investments in developing higher-speed frequency hopping technology that allowed for wider band hopping channels and increased the data rate from 1.6 Mbps to up to 10 Mbps based on the HomeRF 2.0 standard. However, widespread adoption of products based on the IEEE 802.11 standard has led us to discontinue these products. We cannot assure you that a similar future change in industry standards and market acceptance will not require us to abandon our current product lines and invest significantly in research and development of future standards based products.

      Given the emerging nature of the WLAN market, we cannot assure you that the products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies, including cellular. Currently, cellular companies are deploying 3rd generation technologies designed to transmit data at up to 2 mbps. In particular, Verizon has already announced an initiative based on this technology known as EV-DO. Cellular technology today has an inherent advantage of being more ubiquitous than WLAN hotspot technology. We cannot assure you that our current product offerings will be competitive with cellular or other WLAN technologies in the future.

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

      Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Cisco Systems (including Cisco System’s Linksys product lines), NetGear and 3Com, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as our Tsunami point-to-multipoint technology and 802.11 technologies in which we have invested substantial capital, were only commercially introduced in the last few years. In addition, we are also investing in the development of products that comply with the emerging 802.16 wireless access standard. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below the factors that we believe are key to the success or failure of broadband wireless access technology:

•	its reliability and security and the perception by end users of its reliability and security;

•	its capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video;

•	the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates;

•	its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve;

•	unforeseen changes in regulatory environment;

•	its suitability for a sufficient number of geographic regions; and

•	the availability of sufficient site locations for network service providers to install products at commercially reasonable rates.

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

      We may also lose customers to different types of wireless technologies. Many of our products operate in the unlicensed frequency bands, in compliance with various governmental regulations. In addition, many of the emerging wireless standards utilize these unlicensed frequency bands. The proliferation and market acceptance of unlicensed wireless products increases the probability of interference among unlicensed devices. Increasing interference can adversely affect the operation of our unlicensed products, resulting in customers selecting alternative products that do not operate in these unlicensed frequency bands. For example, we have only a limited offering of products that operate in licensed radio spectrums. Some customers, however, may want to operate in licensed radio spectrums because they sometimes offer less interference than license exempt radio spectrums or have other advantages.

We depend on international sales and our ability to sustain or expand international sales is subject to many risks, which could adversely affect our operating results.

      During the nine months ended October 1, 2004 and years ended December 31, 2003 and 2002, international sales accounted for approximately 41%, 41% and 38% of our total sales, respectively. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue. There are certain risks inherent in doing business in international markets, including the following:

•	uncertainty of product acceptance by customers in foreign countries;

•	uncertainty of obtaining homologation in certain key international countries;

•	difficulty in assessing the ability to collect on orders to be shipped in an uncertain economic environment;

•	difficulty in collecting accounts receivable;

•	export license and documentation requirements;

•	unforeseen changes in regulatory requirements;

•	difficulties in staffing and managing multinational operations;

•	governmental restrictions on the repatriation of funds into the United States;

•	foreign currency fluctuations;

•	longer payment cycles for international distributors;

•	tariffs, duties, taxes and other trade barriers;

•	difficulties in finding foreign licensees or joint venture partners;

•	difficulties in enforcing intellectual property rights; and

•	potential political and economic instability.

      There is a risk that such factors will harm our ability to continue to successfully operate internationally and our efforts to expand international operations. In this regard, our revenue levels have been affected, in part, by reduced ability to ship our products to international customers in cases where collectibility, based on a number of factors, could not be reasonably assured.

      While we may extend limited credit terms, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We cannot assure you that foreign markets will continue to develop or that we will receive additional orders to supply our products to foreign customers. Our business and operating results could be materially adversely affected if foreign markets do not continue to develop or if we do not receive additional orders to supply our products for use by foreign customers. To successfully expand international sales, we will need to recruit additional international sales and support personnel and expand our relationships with international distributors and value-added resellers. This expansion will require significant management attention and financial resources. We may incur these additional costs and add these management burdens without successfully expanding sales. This failure would harm our operating results.

Our business depends on rapidly evolving telecommunications and Internet industries.

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

      A limited number of OEM customers may contribute a significant percentage of our revenue. Sales of many of our wireless networking products depend upon decisions of prospective OEM customers to develop and market wireless solutions, which incorporate our wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

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

      Our business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. Two distributors accounted for approximately 15.9% and 12.7%, respectively, of our total revenue for the nine months ended October 1, 2004, and one distributor accounted for approximately 14% and 23% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. Additionally, our reliance on distributors limits our visibility to our end user customers, which impacts our ability to accurately forecast our revenues. Most of our expenses are fixed in the short term and any shortfall in revenues in relation to planned expenditures could materially harm our operating results and financial condition.

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

      We have limited manufacturing capability in large scale or foreign manufacturing. We cannot assure you that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, we cannot assure you that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and we cannot assure you that any such new products will not create obsolete inventories related to older products.

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

      Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results. In addition, our reliance on a limited number of manufacturers involves a number of risks, including the risk that these manufacturers may terminate their relationship with us, may choose not to devote adequate capacity to produce our products or may delay production of our products. If any of these risks are realized, we could experience an interruption in supply, which could have an adverse impact on the timing and amount of our revenues. There can be no assurance that we will be able to effectively transition these products, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

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

We must be able to manage expenses and inventory risks associated with meeting the demand of our customers.

      To ensure that we are able to meet customer demand for our products, we place orders with our subcontractors and suppliers based on our estimates of future sales. If actual sales differ materially from these estimates, our inventory levels and expenses may be adversely affected and our business and results of operations could suffer. For example, in 2003 and in first half of 2004, the fulfillment of our product and supply orders resulted in our receiving more products and components than we were able to sell and caused an increase in our inventories. This oversupply was caused by customer demand not meeting the sales forecasts that were made when the orders were originally placed and our strategy to discontinue certain products in order to concentrate on selling next generation products. As part of our ongoing review of our inventory reserve requirements, we increased our reserve for excess and obsolete inventory and lower of cost or market by $1.7 million in the nine months ended October 1, 2004, primarily related to legacy WWAN products. As part of our restructuring charge in the second quarter of 2003, we increased our reserve for excess and obsolete inventory by $22.5 million, also primarily related to legacy WWAN products. As a part of our restructuring charge in the first quarter of 2002, we increased our reserve for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments, primarily related to legacy WLAN products. These provisions related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

Failure to decrease the cost of our products or to effectively develop new systems would cause our gross profit and our revenue to decline or to increase more slowly.

      We participate in a highly volatile industry characterized by vigorous competition for market share and rapid technological development. Furthermore, business consumers of wireless products increasingly are concentrating on reducing capital expenditures and on maximizing return on investment (ROI) in connection with their purchases of networking products. These factors have resulted in aggressive pricing practices in our industry and have resulted in downward pricing pressure on our products. We expect these market conditions to persist and expect that falling prices for competing broadband solutions will force us to reduce prices over time. In addition to the effects of industry-wide pricing pressures, we expect that the average selling prices of our products will continue to decrease because one of our strategies is to increase the percentage of domestic and international sales being made through distributors and value-added resellers, and to OEM customers, which involve lower prices than our direct sales. Given this combination of factors, we may be forced under some circumstances to reduce the selling prices of our products even if it causes us to decrease gross profit or to take a loss on our products. We may also be unable to reduce sufficiently the cost of our products to enable us to compete with other broadband access technologies with lower product costs.

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

      If we experience warranty failure that indicates either manufacturing or design deficiencies, we may be required to recall units in the field and or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. Because customers often delay deployment of a full system until they have tested the products and any defects have been corrected, we expect these revisions to cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time. End users have discovered errors in our products. If the costs of remediating problems experienced by our customers exceed our warranty reserves, these costs may adversely affect our operating results.

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

      Our success depends to a large extent on the continued services of Mr. Frank Plastina, our Chairman and Chief Executive Officer, Mr. Kevin Duffy, our President and Chief Operating Officer, Mr. Michael D. Angel, our Executive Vice President and Chief Financial Officer, and other members of our senior management team. We recently announced that our board of directors has approved a plan for Mr. Duffy to assume the role of Chief Executive Officer in January 2005, with Mr. Plastina to serve as full time Executive Chairman. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and a majority of our operations are located.

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

Wireless products may pose health and safety risks.

      There has been recent publicity alleging potentially negative direct and indirect health and safety effects of electromagnetic radiation from cellular telephones and other wireless equipment sources, including allegations that such emissions may cause cancer. Our wireless communications products emit electromagnetic radiation. Health and safety issues related to our products may arise that could lead to litigation or other action against us or to additional regulation of our products. We may be required to modify our technology and may not be able to do so. We may also be required to pay damages that may reduce our profitability and adversely affect our financial condition. Even if concerns about the safety of electromagnetic radiation prove to be without merit, negative publicity could affect our ability to market our products and could, in turn, harm our business and our results of operations.

Compliance with governmental regulations in multiple jurisdictions where we sell our products is difficult and costly.

      In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license exempt operation in certain FCC-certified bands in the radio spectrum. Our wireless products are certified for unlicensed operation in the 902-928 MHz, 2.4-2.4835 GHz, 5.15-5.35 GHz and 5.725-5.825 GHz frequency bands, and we expect soon to have certified products in the newly opened 5.470-5.725 GHz band. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems unlicensed status in the frequency band. In the event that there is interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the availability of spectrum, changes in the allowed use spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

      Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of frequency regulations in certain countries that represent potential markets for our products. While we cannot assure you that we will be able to comply with regulations in any particular country, we will design our products to minimize the design modifications required to meet various 2.4 GHz and 5 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for our product line in countries where there are substantial markets for wireless networking systems. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

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

We may not be able to continue to meet the listing criteria for the NASDAQ National Market, which would adversely affect the ability of investors to trade our Class A common stock and could adversely affect our business and financial condition.

      Our Class A common stock is quoted on the NASDAQ National Market under the symbol “PROX.” On August 31, 2004, we received a letter from The NASDAQ Stock Market, Inc. (“NASDAQ”) notifying the Company that for the prior 30 consecutive trading days, the bid price of our Class A common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ National Market pursuant to NASDAQ’s Marketplace Rules. In accordance with the Marketplace Rules, we were provided 180 calendar days, or until February 28, 2005, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of our Class A common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to February 28, 2005.

      In order to address this situation, the Board of Directors approved a proposal for a one-for-ten reverse stock split, partly as a means of increasing the share price of our Class A common stock above $1.00 per share and to prevent future delisting actions by NASDAQ. Our stockholders approved the reverse stock split proposal on October 21, 2004 and the reverse stock split became effective on October 25, 2004. From October 25, 2004 until November 22, 2004, our Class A common stock will be quoted on the NASDAQ National Market under symbol “PROXD” to provide notice to the investment community of the Company’s one-for-ten reverse stock split.

      On November 8, 2004, the Company received a letter from NASDAQ indicating that the Company had regained compliance with NASDAQ Marketplace Rule 4450(b)(4) because the Company’s Class A common stock had closed at a bid price of greater than $1.00 for at least 10 consecutive business days. In the letter of November 8, 2004, NASDAQ declared the matter closed.

      We cannot assure you that we will be able to maintain the listing of our Class A common stock on the NASDAQ National Market in the future, or that we will be able to meet the listing criteria for the NASDAQ SmallCap Market.

Our operating results have been, and could further be, adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to our merger with Proxim, Inc. and the Agere asset purchase.

      In accordance with generally accepted accounting principles, we accounted for our merger with Proxim, Inc. using the purchase method of accounting. Under the purchase method of accounting, we have recorded the market value of our Class A common stock issued in connection with the merger, the fair value of the options to purchase Proxim, Inc. Class A common stock that became options to purchase Proxim Corporation Class A common stock and the amount of direct transaction costs as the cost of combining with Proxim, Inc. We have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets are required to be amortized prospectively over their estimated useful lives. The purchase price was allocated to deferred compensation, based on the portion of the intrinsic value of the unvested Proxim, Inc. options we have assumed to the extent that service is required after completion of the merger in order to vest. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but goodwill and other non-amortizable intangible assets will be subject to periodic reviews for impairment.

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

      Technology companies like ours have a history of using broad based employee stock option programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Class A common stock on the date of grant.

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

      In October 2004 the FASB announced that the proposed Statement would be effective for interim or annual periods beginning after June 15, 2005. Should this proposed Statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Provisions of our certificate of incorporation, bylaws and Delaware law could deter takeover attempts.

      Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control of our company despite the possibility that such transactions may be viewed to be in the best interest of our stockholders since such transactions could result in a higher stock price than the then-market price of our Class A common stock. Among other things, our certificate of incorporation and bylaws:

•	authorize our board of directors to issue preferred stock with the terms of each series to be fixed by the board of directors;

•	authorize our board of directors to issue shares of common stock, which in some circumstances may be sufficient in number to dilute the stock ownership of any person or persons seeking to effect a change in the composition of the Company’s board of directors or contemplating a tender offer for the combination of the Company with another company;

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;

•	permit directors to be removed only for cause; and

•	specify advance notice requirements for stockholder proposals and director nominations.

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

Symbol Technologies, Inc.

      On September 13, 2004 we entered into the Settlement Agreement and a Patent Cross License Agreement with Symbol and assigned certain intellectual property to Symbol resolving all outstanding litigation.

      Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million dollars over our ensuing ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of the failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

      Under the terms of the Patent Cross License Agreement, Symbol and we have agreed to cross license certain patents, and we have agreed to pay to Symbol a two percent royalty on sales of certain of our wireless LAN products. If we fail to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fail to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of our wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth a in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License

Agreement, we and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another’s products through September 13, 2009.

      Since the date of the initial jury award of the patent infringement suit in September 2003, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total potential royalties and interest of $2.8 million covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, we recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million totaling $8.0 million during the quarter ended October 1, 2004. This reversal is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded in our balance sheet prior to the litigation settlement. The discounted balance due Symbol is $18.3 million at October 1, 2004 and is included in the balance sheet captions “Accrued royalties and interest” and “Accrued royalties, long-term”. The difference between the balance at October 1, 2004 and the sum of the periodic payments will be accreted, using the effective interest rate method over the payment period as periodic charges to interest expense.

Top Global Technology Limited

      On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global’s claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global’s motion for leave to amend our complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. The parties are currently conducting discovery. Our motion for summary judgment in the matter will be heard January 7, 2005. A trial date has been set for February 22, 2005.

Active Technology Corporation

      On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on November 3, 2004, Active’s net claim is approximately $3.6 million. On October 5, 2004, a hearing was held in the matter and we filed a counterclaim for $2.3 million plus interest for outstanding amounts owed us. The next hearing in the matter will be held November 12, 2004.

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

Item 6.	Exhibits

Exhibit
Number	Description

2.1*	Securities Purchase Agreement, dated as of July 27, 2004, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC.

10.68	Amendment to Loan Documents, dated as of July 31, 2004, between the Registrant and Silicon Valley Bank.

10.69**	Settlement Agreement, dated September 13, 2004, between Proxim Corporation and Symbol Technologies, Inc.

10.70	Amendment to Overadvance LC Rider, dated as of October 31, 2004, between the Registrant and Silicon Valley Bank.

10.71	Employment Agreement, dated as of December 5, 2002, between Proxim Corporation and Kevin J. Duffy

10.72	Amendment to Employment Agreement, dated as of May 25, 2004, between Proxim Corporation and Kevin J. Duffy

10.73	Employment Agreement, dated as of April 7, 2003, between Proxim Corporation and David E. Olson

10.74	Amendment to Employment Agreement, dated as of July 1, 2004, between Proxim Corporation and David E. Olson

10.75	Employment Agreement, dated as of October 27, 2003, between Proxim Corporation and Richard J. Tallman

10.76	Amendment to Employment Agreement, dated as of June 15, 2004, between Proxim Corporation and Richard J. Tallman

10.77	Employment Agreement, dated as of April 12, 2004, between Proxim Corporation and Michael D. Angel

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2004.

**	Incorporated by reference to Exhibit 10.69 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROXIM CORPORATION

By:	/s/ MICHAEL D. ANGEL

Michael D. Angel
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1*	Securities Purchase Agreement, dated as of July 27, 2004, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC.

10.68	Amendment to Loan Documents, dated as of July 31, 2004, between the Registrant and Silicon Valley Bank.

10.69**	Settlement Agreement, dated September 13, 2004, between Proxim Corporation and Symbol Technologies, Inc.

10.70	Amendment to Overadvance LC Rider, dated as of October 31, 2004, between the Registrant and Silicon Valley Bank.

10.71	Employment Agreement, dated as of December 5, 2002, between Proxim Corporation and Kevin J. Duffy

10.72	Amendment to Employment Agreement, dated as of May 25, 2004, between Proxim Corporation and Kevin J. Duffy

10.73	Employment Agreement, dated as of April 7, 2003, between Proxim Corporation and David E. Olson

10.74	Amendment to Employment Agreement, dated as of July 1, 2004, between Proxim Corporation and David E. Olson

10.75	Employment Agreement, dated as of October 27, 2003, between Proxim Corporation and Richard J. Tallman

10.76	Amendment to Employment Agreement, dated as of June 15, 2004, between Proxim Corporation and Richard J. Tallman

10.77	Employment Agreement, dated as of April 12, 2004, between Proxim Corporation and Michael D. Angel
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2004.

**	Incorporated by reference to Exhibit 10.69 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004.