Form 10-Q/A
period 2004-10-01
PROXIM CORP
filed 2005-01-27
CIK 1112263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

      Proxim Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the sole purpose of correcting two scrivener’s errors on the Company’s Condensed Consolidated Balance Sheet. First, as filed, the line item “Mandatorily redeemable convertible preferred stock” incorrectly described the Company’s Series A Preferred Stock, reading that 25,000,000 shares of Series A Preferred Stock were authorized. The line item should have read that 3,000,000 shares of Series A Preferred Stock were authorized. Second, as filed, the line item “Stockholder’s deficit” incorrectly described the Company’s authorized Common Stock, reading that 39,000,000 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock were authorized. The line item should have read that 390,000,000 shares of Class A Common Stock were authorized and 10,000,000 shares of Class B Common Stock were authorized. The Company is filing amended financial statements under Item 1 in order to note these corrections. No other changes are being made to the Company’s financial statements.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

PROXIM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	December 31,
	2004	2003

	(In thousands, except share
	and per share data)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,313	$19,756
Accounts receivable, net	8,859	13,961
Inventory	15,804	19,939
Other current assets	4,803	5,301

Total current assets	47,779	58,957
Property and equipment, net	6,078	7,522
Goodwill	9,726	9,726
Intangible assets, net	25,657	40,333
Restricted cash	770	1,254
Other assets	430	2,316

Total assets	$90,440	$120,108

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,932	$10,500
Capital lease obligations, current	1,144	1,176
Accrued royalties and interest	9,523	26,906
Other accrued liabilities	20,328	20,804
Convertible bridge loan	10,000	—
Convertible promissory notes	—	34,735

Total current liabilities	48,927	94,121
Capital lease obligations, long-term	116	934
Accrued royalties, long-term	8,805	—
Long-term debt	101	101
Restructuring accruals, long-term	7,823	8,660
Common stock warrants	5,500	21,800

Total liabilities	71,272	125,616

Commitments and contingencies (Notes 15 and 17)
Mandatorily redeemable convertible preferred stock:
Series A: 3,000,000 shares authorized; par value $.01; 3,000,000 shares issued and outstanding at October 1, 2004 and December 31, 2003, respectively	80,749	73,580
Series B: 540,000 shares authorized; par value $.01; 490,599 shares issued and outstanding at October 1, 2004, no shares issued and outstanding at December 31, 2003	49,703	—

Total mandatorily redeemable convertible preferred stock	130,452	73,580

Stockholders’ deficit:
Common stock, Class A, par value $.01; authorized 390,000,000 shares: 16,572,511 and 16,503,719 shares issued and outstanding at October 1, 2004 and December 31, 2003, respectively	166	165
Common stock, Class B, par value $.01; authorized 10,000,000 shares: no shares issued and outstanding at October 1, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	340,589	340,796
Treasury stock, at cost; 4,218,553 shares at October 1, 2004 and December 31, 2003	(21,585)	(21,585)
Notes receivable from stockholders	(711)	(711)
Accumulated deficit	(429,743)	(397,753)

Total stockholders’ deficit	(111,284)	(79,088)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$90,440	$120,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Product revenue, net	$31,526	$35,058	$89,640	$103,892
License revenue	—	—	—	6,000

Total revenue, net	31,526	35,058	89,640	109,892
Cost of revenue	19,275	22,041	56,792	64,670
Royalty charges (benefit)	(4,796)	22,869	(3,179)	22,869
Restructuring provision for excess and obsolete inventory	—	—	—	22,549

Gross profit (loss)	17,047	(9,852)	36,027	(196)
Operating expenses:
Research and development	4,748	4,915	14,160	19,032
Selling, general and administrative	11,497	13,179	34,095	37,720
Legal expense for certain litigation	105	1,700	1,050	5,700
Amortization of intangible assets	3,948	5,364	14,676	16,229
Bad debt expense	—	2,305	—	2,305
Restructuring charges (benefit)	—	(5,194)	2,029	7,298

Total operating expenses	20,298	22,269	66,010	88,284

Loss from operations	(3,251)	(32,121)	(29,983)	(88,480)
Interest income (expense), net	2,191	(4,192)	(3,244)	(4,285)
Other income (expense), net	(242)	(242)	7,471	(242)

Loss before income taxes	(1,302)	(36,555)	(25,756)	(93,007)
Income tax provision	203	—	—	—

Net loss	(1,505)	(36,555)	(25,756)	(93,007)
Accretion of Series A Preferred Stock obligations	(1,725)	(1,596)	(5,070)	(4,681)
Accretion of Series B Preferred Stock obligations	(1,164)	—	(1,164)	—

Net loss attributable to common stockholders — basic and diluted	$(4,394)	$(38,151)	$(31,990)	$(97,688)

Net loss per share attributable to common stockholders — basic and diluted	$(0.36)	$(3.13)	$(2.59)	$(8.05)

Shares used to compute net loss per share — basic and diluted	12,349	12,199	12,336	12,132

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

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number	Description

2.1*	Securities Purchase Agreement, dated as of July 27, 2004, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC.

10.68†	Amendment to Loan Documents, dated as of July 31, 2004, between the Registrant and Silicon Valley Bank.

10.69**	Settlement Agreement, dated September 13, 2004, between Proxim Corporation and Symbol Technologies, Inc.

10.70†	Amendment to Overadvance LC Rider, dated as of October 31, 2004, between the Registrant and Silicon Valley Bank.

10.71†	Employment Agreement, dated as of December 5, 2002, between Proxim Corporation and Kevin J. Duffy

10.72†	Amendment to Employment Agreement, dated as of May 25, 2004, between Proxim Corporation and Kevin J. Duffy

10.73†	Employment Agreement, dated as of April 7, 2003, between Proxim Corporation and David E. Olson

10.74†	Amendment to Employment Agreement, dated as of July 1, 2004, between Proxim Corporation and David E. Olson

10.75†	Employment Agreement, dated as of October 27, 2003, between Proxim Corporation and Richard J. Tallman

10.76†	Amendment to Employment Agreement, dated as of June 15, 2004, between Proxim Corporation and Richard J. Tallman

10.77†	Employment Agreement, dated as of April 12, 2004, between Proxim Corporation and Michael D. Angel

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2004.

**	Incorporated by reference to Exhibit 10.69 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004.

†	Previously filed.

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROXIM CORPORATION

By:	/s/ MICHAEL D. ANGEL

Michael D. Angel
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 27, 2005

PROXIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1*	Securities Purchase Agreement, dated as of July 27, 2004, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC.

10.68†	Amendment to Loan Documents, dated as of July 31, 2004, between the Registrant and Silicon Valley Bank.

10.69**	Settlement Agreement, dated September 13, 2004, between Proxim Corporation and Symbol Technologies, Inc.

10.70†	Amendment to Overadvance LC Rider, dated as of October 31, 2004, between the Registrant and Silicon Valley Bank.

10.71†	Employment Agreement, dated as of December 5, 2002, between Proxim Corporation and Kevin J. Duffy

10.72†	Amendment to Employment Agreement, dated as of May 25, 2004, between Proxim Corporation and Kevin J. Duffy

10.73†	Employment Agreement, dated as of April 7, 2003, between Proxim Corporation and David E. Olson

10.74†	Amendment to Employment Agreement, dated as of July 1, 2004, between Proxim Corporation and David E. Olson

10.75†	Employment Agreement, dated as of October 27, 2003, between Proxim Corporation and Richard J. Tallman

10.76†	Amendment to Employment Agreement, dated as of June 15, 2004, between Proxim Corporation and Richard J. Tallman

10.77†	Employment Agreement, dated as of April 12, 2004, between Proxim Corporation and Michael D. Angel

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2004.

**	Incorporated by reference to Exhibit 10.69 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004.

†	Previously filed.