Form 10-K
period 2004-12-31
PROXIM CORP
filed 2005-03-16
CIK 1112263

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004
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

        Based on the closing sale price of the registrant's Class A Common Stock on the Nasdaq National Market System on July 2, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates of the registrant was $136,983,232

        The number of shares outstanding of the registrant's Class A common stock as of March 14, 2005, was approximately 33,782,224.

DOCUMENTS INCORPORATED BY REFERENCE

        (1)   Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2004 are incorporated by reference into Part II and III of this Report.

PART I

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans and investing activities that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" You should carefully review the risks described under "Risk Factors" herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2005. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," variations of such words and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 1.    Business

Overview

        Proxim Corporation was formed in March 2002 as a result of the merger between Western Multiplex Corporation and Proxim, Inc. In August 2002, we acquired Agere Systems' 802.11 wireless local area network equipment business, including its ORiNOCO 802.11b product line. In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning on the respective dates of completion of the business combinations. Prior to March 2002, we operated as Western Multiplex Corporation, a designer and manufacturer of broadband wireless systems.

        We are a leader in wireless networking equipment for wireless fidelity, or "Wi-Fi," or wireless local area network ("WLAN") and broadband wireless networks or wireless wide area network ("WWAN") markets. We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul and municipal networks. We serve these sectors of the wireless market by selling our systems to service providers, businesses and other enterprises, primarily indirectly through distributors, value-added resellers, products integrators and original equipment manufacturers, and to a lesser extent, directly to end customers through our sales force.

Market Overview

  Wi-Fi Market

        Our WLAN product portfolio is positioned to compete primarily in the following three Wi-Fi markets: (i) enterprise mobility, (ii) last-mile access and (iii) municipal wireless networking. Our WLAN products in the enterprise mobility market provide wireless networks inside corporate campuses, production facilities, medical centers, universities and civic centers. Our WLAN products in the last-mile access market connect end-users with a service provider's network enabling home subscribers to operate their desktops, laptops or handheld devices wirelessly within a residential home, multi-residential dwellings, business parks, school districts and rural communities. And lastly, our WLAN products in the municipal wireless networking market enable internet access in high-traffic public facilities or public hot spots such as airport terminals, hotels, convention centers, and cafes and further enable internet access to rural communities and urban networks such as providing wireless networks to governmental agencies across a city or county. These networks consist of access points or bridges that serve as the link between the wire-line network and wireless users, and network interface cards for access devices. Wi-Fi networks are currently based on three main standards: 802.11a which operates in the 5 gigahertz band and offers up to 54 Megabits per second speed, 802.11b which operates in the unlicensed 2.4 gigahertz band and offers up to 11 Megabits per second speed, and 802.11g which operates in the 2.4 gigahertz band and delivers up to 54 Megabits per second speed.

        Our WLAN access points and network interface cards support the enterprise mobility, last-mile access and municipal wireless networking markets and all three 802.11 networking standards. Both the enterprise and municipal wireless network markets are experiencing significant growth and intensifying competition, as mobile professionals increasingly require wireless access to corporate information. Enterprise customers for Proxim's Wi-Fi products span the education, retail, finance, health care, manufacturing, transportation industries as well as government.

  Broadband Wireless Market

        The broadband wireless market is split into two segments: license-exempt and licensed. Products in this market consist of broadband radio frequency ("RF") equipment that delivers high speed, high capacity voice and data communications over a wireless medium, and include point-to-point radios for voice and data backhaul or to connect two buildings, and point-to-multipoint radios which are used to connect multiple buildings in an enterprise campus or community as well as for public safety and last mile access applications. We currently offer primarily license-exempt broadband wireless products including both point-to-point and point-to-multipoint radios in the 5.8 and 2.4 gigahertz bands. These products are sold to both enterprises and service provider customers.

        Within the broadband wireless license-exempt market, our wireless wide area network or "WWAN" product portfolio is positioned to compete in the following markets:

  •
  Enterprise Mobility.    Our WWAN systems and products enable enterprises with multiple facilities, including those located in a campus environment, to connect their facilities to expand or establish private computer and communications networks, which support both voice and data.

  •
  Last-Mile Access.    Our WWAN systems enable wireless networks to be extended to apartment complexes, business parks, school districts and rural communities.

  •
  Municipal Wireless Networks.    Our WWAN systems enable communities, government entities and private enterprises to rapidly and cost-effectively establish wide-area networks across municipalities, towns or cities, connecting their dispersed facilities to support voice, data and video networks.

  •
  Voice and Data Backhaul.    Our WWAN point-to-point and point-to-multipoint systems enable cellular and personal communication service providers to connect their base stations to other base stations and to existing wire-line networks in using primarily license-exempt frequencies.

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

        We believe that the key benefits of our solutions include:

        Rapid deployment.    Service providers, businesses and other enterprises can rapidly and cost-effectively deploy our systems to establish new, or expand existing, network infrastructures. Competing technologies such as digital phone lines and fiber optic cables generally take longer and are more costly to deploy than our broadband wireless access systems. In addition, we sell primarily license-exempt systems that do not require frequency coordination and regulatory approval. As a result, service providers, businesses and other enterprises can avoid many of the time consuming processes typically required in installing licensed wireless technologies.

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

        High-speed and long distance connections.    We have used our engineering expertise and proprietary radio frequency and digital signal processing technologies to design systems that offer an attractive combination of high-speed transmission rates and long-range coverage. During the past ten years, we have introduced what we believe are some of the fastest and longest-range wireless networking systems available, including our Tsunami 480 product, which we believe is currently the industry's fastest microwave wireless license-exempt system.

        Cost-effective solutions.    Because our technologies enable our WWAN systems to transmit over longer distances and WLAN access points offer greater sustained throughput than most competing product designs, service providers, and enterprises often require fewer units to cover a specified area. As a result, they are able to reduce both their initial and incremental capital expenditures for network deployments.

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

        Our broadband wireless access systems have various disadvantages and limitations. In contrast to cellular wireless access solutions, our WWAN systems require near line-of-sight installation, which often requires the network service provider or enterprise network owner to obtain roof rights from third parties. Most of our point-to-point products operate in license-exempt frequencies. Therefore, our systems may experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same license-exempt geographic areas as our systems. As an increasing number of unlicensed products are deployed over time, whether Proxim systems or systems from our competitors, the possibility of interference between systems that operate in the same frequency increases, and in some cases there may not be sufficient frequency available in a given geographic location to allow further expansion of a customer's network. Furthermore, standardization has made the WLAN market very competitive.

Strategy

        Our objective is to be a leading global provider of broadband wireless access and wireless networking systems. Our strategy to accomplish this objective is to:

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

        Utilize existing customer and partner relationships to expand into new market segments. Some of our main end-user customers and partners include AT&T Wireless Group, Avaya, Cingular Wireless, Dell Computer, Fujitsu, Hewlett-Packard, Motorola, Telefonica, Telmex, Verizon Wireless, China Mobile, China Unicom, and T-Mobile, USA. We intend to build upon our relationships with current customers and partners as they continue to expand their networks and enter new market segments, such as enterprise mobility, public access, campus connectivity, security and surveillance and last mile access.

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

        Aggressively market through distributors, value-added resellers and systems integrators.    We have established relationships with key distributors, value-added resellers and systems integrators such as Anixter, American Communications, Digital China, Hutton Communication, Inc., Ingram Micro, Somera Communications Inc., Tech Data, Tessco Technologies Incorporated and Westcon Inc. to market and sell our systems. We intend to build upon our existing relationships and establish new relationships with distributors, value-added resellers and systems integrators that we believe have strong relationships with potential customers for our Lynx, Tsunami and ORiNOCO products. Our marketing group develops materials and programs such as training courses to assist our distributors, value-added resellers and systems integrators in penetrating these markets.

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

        Our products operate at different transmission speeds, radio frequencies, with different ranges and support different standard interfaces. The table below summarizes the features of our current products:

Product Name	Transmission Speeds (Megabits per second (Mbps))	Radio Frequency (Gigahertz (GHz))	Range	Standard Interface
WWAN Products
Point-to-Point Systems
LYNX	1.544 Mbps to 415 Mbps	5.8 GHz (License-exempt)	Beyond 50 miles	T1, E1 DS3
TSUNAMI	12 Mbps to 480 Mbps	2.4 GHz, 5.3 GHz and 5.8 GHz (License-exempt)	Beyond 40 miles	T1, E1, 10/100T Gigabit Ethernet
TSUNAMI
Quickbridge Quickbridge.11 Quickbridge II	11 Mbps to 60 Mbps	2.4 GHz, 5.3 GHz, 5.47 GHz and 5.8 GHz (License-exempt)	Up to 16 miles	T1, E1, 10/100T
Point-to-Multipoint Systems
TSUNAMI
Multipoint
(MP)	20 Mbps to 60 Mbps/sector	5.8 GHz (License-exempt)	Up to 6 miles	10/100T
TSUNAMI
MP.11	11 Mbps to 54 Mbps	2.4 GHz, 5.3 GHz, 5.47 GHz and 5.8 GHz (License-exempt)	Up to 16 miles	10/100T
WLAN Products
ORiNOCO
Access Points	11 Mbps to 108 Mbps	2.4 GHz, 5.2 GHz 5.3 GHZ, 5.47 GHz, and 5.8 GHz (License-exempt)	Up to 1700 feet	802.11a, b, g, 10/100T
ORiNOCO
Client Cards	11 Mbps to 108 Mbps	2.4 GHz, 5.2 GHz, 5.3 GHz, 5.47 GHz, and 5.8 GHz (License-exempt)	Up to 1700 feet	802.11a, b, g, 10/100T

  WWAN Products

        Our point-to-point systems consist of two sets of units each at separate locations. Each unit is first connected to an end-user's network by a cable and then connected by an antenna cable to an antenna, which is usually mounted on a rooftop or tower if the antenna is not integrated with the unit. The two antennae are then aimed at one another to create a wireless connection between the two locations. By using multiple systems, end-users can connect multiple locations to form a more extensive network. Our point-to-multipoint system consists of a base station connected to a wire-line network and an omnidirectional antenna, which can wirelessly communicate with multiple subscriber units connecting remote local area networks to the wire-line network.

        Lynx products.    Our point-to-point Lynx products are primarily used by wireless operators to connect their base stations to other base stations and to existing wire-line networks. These connections comprise the backhaul segments of their networks keeping voice and data wireless and off of leased lines for as long a distance as possible. In addition, these products are also used to establish campus and private networks and to provide fiber extension and last mile access. Our Lynx products are offered in 2.4 GHz and 5.8 GHz bands, a license-exempt spectrum, with a variety of data transmission speeds, ranging from 1.544Mbps to 415 Mbps. Our Lynx products can transmit and receive their maximum data capacity in both directions simultaneously, a feature commonly known as full duplex. Lynx products have a compact, fully integrated design and a built-in network management system. They can be linked together within a network and managed with simple network management protocol, or SNMP, software. SNMP is an industry standard set of rules that governs network management and monitors network devices and their functions. Our Lynx products also include a separate control and diagnostic channel, which remotely monitors the system's status and performance without reducing its carrying capacity.

        Tsunami products.    Our point-to-point Tsunami products primarily enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. In addition, these products are also used to provide last mile access. Tsunami products are currently offered in license-exempt frequencies ranging from 2.4 GHz, 5.3 GHz to 5.8 GHz, with a variety of data transmission speeds ranging from 12 Mbps to 480 Mbps. Like our Lynx products, our Tsunami products offer features including full duplex transmission, fully integrated design and a separate control and diagnostic channel. In addition, our higher capacity Tsunami systems include one or more additional T1 or E1 connections without reducing the carrying capacity of the system. The additional T1 or E1 connection is a standard telecommunications interface that is not based on Internet Protocol and is typically used for voice and/or video.

        Point-to-Multipoint Products.    Our point-to-multipoint systems enable service providers, businesses and other enterprises to cost-effectively connect end-users to a central hub. Businesses and other enterprises may also use these systems to cost-effectively connect multiple facilities within their private networks. Our point-to-multipoint systems are deployed in a hub and spoke configuration consisting of a single central hub and equipment located at remote location. The central hub wirelessly connects to the remote customer premises equipment, prioritizing transmissions and allocating slots of time to each end-user based on a system called time domain multiple access (TDMA). We believe our TDMA technology provides a more efficient use of capacity compared to most alternative technologies to accommodate the peaks and lows of traffic between each end-user and the central hub. Central hubs operate in a variety of frequencies, in various geographic configurations and are capable of supporting hundreds of pieces of equipment at remote locations. The hub unit can also connect to the central office of a carrier or other service provider using our point-to-point technology. The equipment at the remote locations transmit and receive data to and from the central hub at various transmission speeds and frequencies depending on user settings and the capabilities of the individual Tsunami system deployed.

  WLAN Products

        ORiNOCO Access Point.    Our family of ORiNOCO access points offer solutions for enterprises and municipal area networks enabling corporate user access and creation of indoor and outdoor networks in small, medium and large venues. Each of our ORiNOCO access points is a full featured wireless bridge that extends the range of wired Ethernet networks and enables migration from 802.11b, 2.4 GHz, WLANs to 802.11g, 2.4 GHz, WLANs or to 802.11a, 5 GHz, WLANs. With single and dual radio architecture, the ORiNOCO access points provide configuration flexibility and increased network capacity. Our ORiNOCO access points also provide high-level security including WPA and WPA2, which is native to the Windows XP operating system. Our Wireless Distribution System feature enables wireless inter-connectivity of multiple ORiNOCO access points, providing for a variety of wireless infrastructure configurations without the use of additional 10/100T cabling. Web enabled and SNMP network management allow for simple configuration and remote management of each ORiNOCO network. Through a strategic alliance with Wavelink, we also offer a Graphic User Interface for remote management of larger, more complex networks. Through a strategic alliance with Ekahau we offer RF planning tools to assist installers to design wireless networks. We support quality of service (QoS) for voice applications via several different approaches. These include standard WMM, SCCAN and SpectraLink. We believe that the high-performance Wi-Fi compliant ORiNOCO family of access points are ideal WLAN solutions for the enterprise.

        ORiNOCO Client Cards.    Our ORiNOCO client cards deliver mobile convenience, easy installation and a configuration utility that allows wireless users to connect quickly and simply. ORiNOCO client cards for notebooks and desktops work together with all ORiNOCO infrastructure products including access points, residential gateways, and access servers as well as with all third party wireless products supporting the relevant 802.11 IEEE standards. ORiNOCO client cards deliver multiple security levels with various levels of encryption including up to 152-bit WEP, WPA and WPA2 security, delivering enterprise-class security. Packaged client adapters include the following form factors: USB, ISA and PCI adapter for desktop computers, ORiNOCO 802.11a,b,g ComboCard and 802.11 b,g ORiNOCO PC Card for notebook computers and Ethernet and Serial external adapters.

Technology

        Over the past ten years, we have developed or acquired a number of core technologies that form the basis of our current product offerings and which we expect to use in our future product development. Our primary areas of technology expertise are RF technology, digital signal processing and system software development.

        While there are unique methods employed for developing our WWAN and WLAN product lines today, there is an increasing amount of overlap, particularly within the system software area. We anticipate that over time and especially with the emergence of technologies such as WiMAX (802.16) that the degree of commonality will be significantly higher.

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

        Digital signal processing technology.    Our products use either proprietary or third-party, standards-based digital signal processing or "DSP" technologies and designs that we either develop specifically for use in wireless systems or adapt to those same wireless systems. Specifically, all of our ORiNOCO WLAN products utilize third-party chipsets that embody the requirements set forth by the 802.11a,b,g standards to ensure that we can achieve Wi-Fi standard certification. Currently, all of our Tsunami and Lynx, WWAN products are implemented using our internally developed, proprietary FPGA or ASIC implementation. We believe this combination of technologies has enabled us to introduce a number of high-speed wireless products that we may not have been able to produce otherwise. We believe we can develop flexible, innovative products more quickly than those competitors who do not have similar capabilities. We are currently using our technological expertise in digital signal processing to develop next generation, high-speed wireless systems designed to transcend the indoor and outdoor user domains.

        System software.    Our products are networking products and follow closely the principles set forth in the Open Systems Interconnection or OSI 7 Layer Model which is a guideline for the logical partition of functionality within and between distributed computing machines. Careful consideration is given to when to implement software to run on a host processor and when to implement it in firmware running in the DSP/ASIC/FPGA described above. There are industry practices, trade secrets, and specific industrial knowledge that influence our thinking and guide us to create the software architectures that meet the specific system requirements. We strive to leverage common software elements such the VxWorks operating system and other third party components. We have developed certain unique software capabilities that we believe deliver specific market advantage such as our Wireless Outdoor Routing Protocol (WORP). Nearly all of our systems use SNMP-based software that enables remote monitoring and control and facilitate the integration and compatibility of our products with larger communications networks.

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

        We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. Over the past ten years, we have made and expect to continue to make significant investments in research and development. We invested approximately $19.1 million, $24.2 million and $29.2 million in research and development activities in 2004, 2003 and 2002, respectively.

Sales and Marketing

        We sell our products worldwide to service providers, businesses and enterprise customers, primarily indirectly through distributors, value-added resellers, products integrators and to lesser extent, directly to end-users through our sales force. We also sell through Original Equipment Manufacturers or "OEM" customers. We sell our OEM customers both design-in products for integration into their wireless computing platforms and branded products as private label models. We also seek to stimulate market demand by increasing brand awareness and educating potential customers about the advantages of using our products.

        Although our sales are generally made through distributors or value-added resellers and original equipment manufacturers, our sales force often develops direct relationships with end-users either independently, in which case the sales representative then brings in the distributor or value-added reseller to complete the sale, or together with the distributors or value-added resellers. We have established relationships with large national and international distributors, local and specialized distributors and value-added resellers. The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation and testing. In some cases, both distributors and value-added resellers also assist their customers with financing, maintenance and the purchase of ancillary equipment necessary for the installation and operation of a wireless network.

        Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our major distributors, value-added resellers or OEM customers, could materially adversely affect our revenue.

        Our backlog at December 31, 2004, was approximately $8.3 million, compared with backlog of approximately $6.3 million at December 31, 2003. Backlog includes orders confirmed with a purchase order. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellations of orders, we do not believe that our backlog, as of any particular date is necessarily indicative of the potential actual net sales for any future period. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders and as a result may have higher risk of not occurring when forecasted. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates.

        We have a globally diversified base of end-users consisting of service providers, businesses and other enterprises. The following table summarizes each customer, which accounted for more than 10% of the Company's total revenue in each of the last three years:

	Year Ended December 31,
	2004	2003	2002
Tech Data Corporation	15.5%	13.9%	*
Winncom Technologies	14.2%	*	*
Comstor	*	*	23.0%

*
Customer accounted for less than 10% of total revenue in the respective fiscal year.

        During the years ended December 31, 2004, 2003 and 2002, international sales accounted for approximately 43%, 41% and 38%, respectively, of our total sales. We expect that our revenue from shipments to international customers to vary but remain significant as a percentage of total revenue.

        Currently, substantially all of our sales are denominated in U.S. dollars. Accordingly, we are not directly exposed to material currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks, which are more fully described herein, include extended collection time for receivables, reduced ability to enforce obligations, potential supply constraints resulting in product delivery delays and reduced protection for our intellectual property.

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

Manufacturing

        Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins. We perform those manufacturing tasks internally that we believe cannot be effectively outsourced, but we outsource activities which can be performed more effectively by specialized manufacturing partners. Our ISO 9001-2000 certified manufacturing operation, based in our Sunnyvale, California facility, consists primarily of pilot production, product assembly and product testing for our most complex products, primarily certain of our WWAN point-to-point products. For our higher-volume products, which represent the vast majority of our products and product revenue, we outsource manufacturing and procurement of component parts to contract manufacturers with the expertise and ability to achieve the cost reductions and quick response times to orders that we require, while maintaining our quality standards. This allows us to focus our internal resources on developing new products. For our current Lynx and Tsunami products as well as for the new generation of those products, in the fourth quarter of 2004, we have transitioned to using contract manufacturing partners in the San Francisco Bay Area in conjunction with performing limited production at our Sunnyvale facility. We manufacture our ORiNOCO and Tsunami Multipoint products through contract manufacturers in Asia.

        We depend on single or limited source suppliers for several of the key components used in our products. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, we have experienced, and may continue to experience, shortages due to capacity constraints caused by high industry demand. We do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or to our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some key components in the past, which delayed related revenue, and we may experience similar shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we have in the past and could in the future experience shortages in supply, which have and in the future could delay or decrease revenue because they drive customer cancellations and can induce customers to choose our competitors for their future needs.

        We have limited internal manufacturing capability. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis if needed. In addition, in order to compete successfully, we will need to continue to achieve continual product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In addition, our ability to achieve such cost reductions is dependent also on volumes. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to the older products being replaced. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

  •
  an unpredictable customer demand environment;

  •
  limited backlog;

  •
  uncertain acceptance of new products and services;

  •
  competition; and

  •
  challenges in managing growth.

        We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Competition

        The markets for broadband wireless access systems and wireless local area networking are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting WLAN and broadband wireless access markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs and price of products to end customers; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation including its financial condition.

        In the markets for wireless local area networks or WLAN, we could be at a disadvantage to competitors, particularly Symbol Technologies, Inc. ("Symbol"), Cisco Systems (including Cisco's Linksys product lines and product lines from Airespace, which is presently being acquired by Cisco Systems), 3Com, NetGear, and D-Link, which have broader distribution channels, greater brand recognition, more extensive patent portfolios, more diversified product lines and greater financial resources. In the broadband wireless access market, we have several competitors including without limitation, Alvarion, Ceragon Networks, Stratex Networks, and Harris Corporation all of which have more diversified product lines and greater financial resources.

        We also face competition from a variety of companies that offer different technologies in the emerging enterprise wireless networking and service provider broadband wireless access markets. As the barriers to entry in the IEEE 802.11 wireless local area networking market continue to erode and products based on Wi-Fi standards become commoditized to some degree, numerous companies have announced their intention to develop or have introduced competing products in the enterprise wireless networking markets, including several Asia-based companies offering low-price IEEE 802.11a,b,g products. In addition, wireless functionality is increasingly embedded into client devices such as personal computers, or PCs, and personal digital assistants, which further erodes the market for add-on wireless network adapters. We may face future competition from companies that offer products, which replace network adapters or offer alternative communications solutions, such as large computer companies or PC peripheral companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. While we will continue to innovate in the wireless local area and wireless wide area networking markets, we can offer no assurance that we will be able to compete successfully against these competitors or that competitive pressures we face will not adversely affect our business or operating results.

Intellectual Property

        We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued twenty-two U.S. patents that are important to our current business, and we have numerous patent applications pending in the U.S. that relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted would adequately protect us. Since U.S. patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

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

        Although we intend to protect our proprietary rights vigorously, there can be no assurance that the measures we have taken or may take to protect our proprietary rights will be successful. In the past, we have found litigation necessary to enforce our patents, trademarks or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, to establish the validity of any technology licenses offered to patent infringers, to prevent the importation of infringing products into the United States, and to defend against claims of infringement. We anticipate that litigation may be necessary for such reasons in the future. Litigation has resulted in and could further continue to result, in substantial costs and diversion of resources and, if determined adversely to us, could materially and adversely affect our business and operating results. Moreover, we can offer no assurance that in the future these rights will be upheld. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products. For more information regarding our recent intellectual property litigation with Symbol, see Item 3, Legal Proceedings set forth herein.

        The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. We cannot make any assurance that these matters will not materially and adversely affect our business, financial condition, operating results or cash flows.

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

        In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-exempt operation in certain FCC-certified bands in the radio spectrum. Our wireless products are certified for licensed operation in the 2.5 GHz and 4.9 GHz frequencies and license-exempt operation in the 2.4- 2.4835 GHz, 5.15-5.35 GHz and 5.725-5.825 GHz frequency bands, and we expect they will soon be certified for operation in the recently-allocated 5.470-5.725 GHz frequency band. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems license-exempt status in the frequency band. In the event that there is harmful interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available license-exempt frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption of non-interference for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

        Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of radio frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we believe that we have designed our products to minimize the necessary design modifications required to meet various 2.4 GHz and 5 GHz international spread spectrum regulations, as well as in other frequency bands we may design our products to use. In addition, we will seek to obtain international certifications for our product line in countries where there are substantial markets for wireless networking systems. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

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

  •
  reduce our revenues;

  •
  affect the costs and pricing of our products;

  •
  increase our operating expenses; and

  •
  expose us to significant liabilities.

        Any of these events or circumstances could seriously harm our business and results of operations.

Recent Financing Activities

  Shelf Registration and Stock Subscription Agreement

        On October 26, 2004, we filed a shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission ("SEC") for the issuance and sale of up to $50 million of our Class A common stock ("Common Stock") and warrants to purchase Common Stock. The Registration Statement was declared effective by the SEC as of November 8, 2004. No sales of securities took place under the Registration Statement in the year ended December 31, 2004, but we sold and issued under the Registration Statement 5,010,000 shares of Common Stock and warrants to purchase 2,505,000 shares of Common Stock to certain investors on February 7, 2005 for aggregate gross proceeds of $9.018 million. As part of the sale of shares, we agreed to issue for each share of our Common Stock purchased, warrants to purchase 0.5 shares of our Common Stock at an exercise price of $2.35 per share. The warrants will become exercisable on August 7, 2005 and for a period of five years may be exercised for cash or on a cashless basis, depending on whether or not an effective registration statement is available for the issuance of the shares underlying the warrants. The aggregate number of shares of Common Stock that can be issued upon exercise of the warrants is 2,505,000. In the event of a major transaction, such as a merger or sale of the Company, the holders of the warrants are entitled to certain cash payment rights depending on the timing and valuation of such a transaction. We anticipate that the valuation of the warrants issued in connection with the Subscription Agreement will be recorded as a liability on our balance sheet in first quarter of 2005 and will be marked to market through the statement of operations at the end of each reporting period. As fully described in "Liquidity and Capital Resources," our S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to our unaffiliated market capitalization currently being under $75.0 million and thus we would be precluded from issuing registered securities under the shelf registration statement.

  Capital Restructuring and Bridge Loan

        On July 30, 2004, we received an aggregate investment of $10 million in cash from several private equity investors, namely, Warburg Pincus Private Equity VIII, L.P ("Warburg Pincus"), BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC (together "BCP Capital" and with Warburg Pincus, the "Investors"). In exchange for the investment, we issued to Investors 15% Secured Promissory Notes ("Bridge Notes") with an aggregate principal amount equal to their investment of $10 million and a maturity date of June 30, 2005. All principal and accrued interest on the Bridge Notes will convert into our Common Stock and/or warrants to purchase our Common Stock, at the same price and upon the same terms and conditions offered to other investors if prior to June 30, 2005 we close a financing transaction with gross proceeds of $20 million or more through a sale of our Common Stock and/or warrants to purchase our Common Stock. In the event of a change in control or material asset sale prior to our closing such Common Stock transaction, the Bridge Notes will become due and payable upon demand by the holders for an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest under the Bridge Notes as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, we will be required to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes.

        In connection with the issuance of the Bridge Notes, the Investors agreed to exchange $30 million aggregate principal amount of our Amended and Restated Secured Subordinated Promissory Notes, plus accrued but unpaid interest on each, and $10 million aggregate principal amount of our Senior Secured Promissory Notes, plus accrued but unpaid interest on each, for 490,599 shares of our Series B Preferred Stock. At the time of the transaction, the Amended and Restated Secured Subordinated Promissory Notes and Senior Secured Promissory Notes exchanged by the Investors had aggregate accrued interest of $9 million and aggregate principal and accrued interest of $49 million.

        In connection with the issuance of the Bridge Notes, we and the Investors agreed that, subject to the approval of our stockholders, the Investors would surrender (i) all of their Series A Preferred Stock, (ii) all of their Series B Preferred Stock and (iii) their warrants to purchase an aggregate of 4,213,346 shares of our Common Stock in exchange for 16,400,000 shares of our Common Stock and 400,000 shares of our newly-issued Series C Preferred Stock. We refer to this transaction as the Exchange. At the special annual meeting of stockholders held October 21, 2004, our stockholders approved the Exchange and the Exchange closed the following day.

        The Series C Preferred Stock issued to the Investors in the Exchange is a mandatorily redeemable, nonvoting security that is not convertible into our Common Stock or any other equity security. The Series C Preferred Stock is not required to be redeemed until its maturity date of October 22, 2012, or the date of an earlier change in control, material asset sale, liquidation or similar event. At issuance the Series C Preferred Stock issued to the Investors had an initial liquidation preference of $100 per share, or $40 million in aggregate. The liquidation preference on the Series C Preferred Stock accretes at 8.75 percent per annum, compounds quarterly, and will have at maturity a fully-accreted value of approximately $80 million. The fully-accreted value of approximately $80 million will also be due upon any earlier change in control, material asset sale, liquidation or similar event.

        We also may redeem the Series C Preferred Stock at any time within the first three years after the date of issuance at its then accreted liquidation preference if the market price of our Common Stock on the Nasdaq National Market remains above $22.50 for a period of 45 consecutive trading days, such prices being subject to certain adjustments. After the third anniversary of the date of issuance, we may redeem the Series C Preferred Stock at any time at its then accreted liquidation preference, if the market price of our Common Stock on the Nasdaq National Market remains above $20.00 for a period of 45 consecutive trading days, such prices being subject to certain adjustments for stock splits, recapitalizations and similar events.

        As more fully described under Note 1 to the Consolidated Financial Statements, Liquidity and Significant Events, upon stockholders' approval in October 2004, the Investors surrendered all of their Series A Preferred Stock, all of their Series B Preferred stock and all of their warrants to purchase our Common Stock for 16.4 million shares of Common Stock and 400,000 shares of Series C Preferred Stock. We evaluated the Exchange under Emerging Issues Task force Topic D-42, "The Effect on the Calculation of Earnings per Share of the Redemption or Induced Conversion of Preferred Stock," with the assistance of a third-party valuation consulting firm and recorded a $44.0 million induced conversion charge in the quarter ended December 31, 2004 related to the excess of the fair value of the Common Stock issued in the transaction to the holders of the preferred stock over the fair value of the securities issuable pursuant to the original conversion terms. This induced conversion charge increased the net loss to arrive at net loss attributable to common stockholders in the calculation of net loss per share attributable to common stockholders.

Credit Facilities

        In December 2002, we entered into a secured credit facility with Silicon Valley Bank (the "Lender"), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, we entered into a letter agreement (the "Letter Agreement") and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. We subsequently amended the accounts receivable financing agreement (amended, the "Amended A/R Financing Agreement") on July 25, 2003, October 31, 2003, July 31, 2004 and most recently on January 31, 2005.

        Under the Amended A/R Financing Agreement, we may borrow up to $20.0 million in total consisting of (i) up to $10.0 million by financing a portion of our eligible accounts receivable, primarily limited to customers in the United States, and (ii) up to an additional $10 million, under which we are required to maintain a compensating cash balance equal to such borrowings. Under this arrangement, the Lender may agree to accept for collection through a lockbox arrangement accounts receivable from us, and in return we will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to us the difference between the amount collected and the amount initially advanced to us, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender's prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, we must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. We must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 30, 2005.

        Under the Amended A/R Financing Agreement, we may receive temporary advances ("Temporary Overadvances") from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement, in an amount equal to $4.0 million for advances relating to letters of credit, and the Temporary Overadvances portion of the credit facility may be used to satisfy the financial covenant to maintain at least a $4.0 million bank balance as described below. We may receive Temporary Overadvances under this arrangement through March 31, 2005. This Temporary Overadvances arrangement may be renewed upon agreement by both us and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

        Obligations under the amended A/ R Financing Agreement are collateralized by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and BCP Capital pursuant to the Bridge Notes issued July 30, 2004. The amended A/ R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business.

        Under the Amended A/ R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million, which may be satisfied by either (i) maintaining cash balances on deposit with Silicon Valley Bank at or in excess of $4.0 million; (ii) borrowing against its eligible accounts receivable under the Amended A/R Financing Agreement; or (iii) utilizing the available borrowing capacity from the Temporary Overadvances portion of this credit facility. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. In addition, we are required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/ R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender. As of December 31, 2004, we complied with all of the financial covenants under this agreement.

        As of December 31, 2004, $3 million borrowings were outstanding under the Amended A/R Financing Agreement. These borrowings were repaid in January 2005.

Seasonality

        Historically our product revenues have been higher during the last two quarters of the fiscal year. This, however, did not occur during 2004. In addition, our product revenues have historically been significantly higher in the last month of each quarter. This shift may primarily be attributed to the budgetary constraints of the customers in our industry and weather conditions that make an outdoor installation more difficult during the winter.

Employees

        As of December 31, 2004, we had 353 employees, including 49 in manufacturing, 112 in research and development, 154 in sales, marketing and customer service and 38 in finance and administration. We are not a party to any collective bargaining agreement in the United States. We believe that relations with our employees are good.

Executive Officers

        The following information as of March 5, 2005, is provided with respect to each of our executive officers.

Name	Age	Current Title and Position
Franco Plastina	42	Executive Chairman of the Board of Directors
Kevin J. Duffy	42	President and Chief Executive Officer
Michael D. Angel	49	Executive Vice President and Chief Financial Officer
David E. Olson	55	Senior Vice President, Global Sales and Operations
Richard J. Tallman	44	Senior Vice President, Administration and General Counsel
Gordana Pance	41	Senior Vice President, Engineering and Product Management

        Franco Plastina has served as our Executive Chairman since January 2005 and as Chairman of the Board since December 2003. From May 2003 until January 2005 he served as Chief Executive Officer of the Com pany, and from May 2003 until July 2004 he held the additional office of President of the Company. From March 2003 to April 2003, Mr. Plastina served as Executive in Residence for Warburg Pincus. Previously, Mr. Plastina was with Nortel Networks for 15 years and most recently was President, Metro & Enterprise Networks at Nortel Networks. Mr. Plastina joined Nortel Networks in 1987 and held a number of key executive positions, including President of Wireless and Core Networks, President of Carrier Networks, Vice President and COO of Internet and Service Provider Networks, Vice President of Business Development for Carrier Packet Solutions, and Vice President of Global Mergers and Acquisitions. Prior to joining Nortel Networks, Mr. Plastina was with the Toronto office of PricewaterhouseCoopers.

        Kevin J. Duffy has served as our Chief Executive Officer since January 2005. From August 2004 until December 2004 he held the office of President and Chief Operating Officer of the Company. From April 2003 to July 2004 he was our Senior Vice President of Product Development. He joined Proxim in April 2002 and until March 2003, he was our Vice President and General Manager of WWAN Products. From February 2001 until March 2002, Mr. Duffy was vice president of Home Networking at SIEMENS Information & Communications Mobile. Prior to Siemens, Mr. Duffy held positions with Northern Telecom and Tracor Aerospace and was a non-commissioned officer serving as Avionics Nav/ Com technician in the United States Air Force.

        Michael D. Angel has served as our Executive Vice President and Chief Financial Officer since April 2004. From March 2003 to April 2004, he was an independent consultant providing financial consulting services for various technology companies. In May 2003, he acted as Vice President and Chief Financial Officer for Omnivision Technologies, Inc. From September 1999 to December 2002, he served as Executive Vice President and Chief Financial Officer for Spectrian Corporation, a wireless infrastructure company. Prior to joining Spectrian Corporation, he held a number of senior finance positions with technology companies, including National Semiconductor and Hitachi Data Systems.

        David E. Olson has served as our Senior Vice President, Global Sales and Operations since October 2004. From April 2003 until September 2004 he was our Senior Vice President of Operations. In late 2002, Mr. Olson served as interim COO for Danger, Inc. From January 2002 to September 2002, Mr. Olson served as President and CEO for iGO, Inc., leading that company's restructuring and eventual acquisition. From November 1999 to December 2001, Mr. Olson served as Vice President of Sales/ Operations/ Services for Sky Stream Networks. From November 1991 to November 1999, Mr. Olson was General Manager and Senior Vice President of Avid Technology. Prior to that, Mr. Olson held management positions at Sun Microsystems.

        Richard J. Tallman has served as our Senior Vice President, Administration and General Counsel since July 2004. He joined Proxim as Vice President and General Counsel in October 2003. From August 1998 to January 2003, Mr. Tallman served as Vice President and Assistant General Counsel, M&A at Nortel Networks where he had global responsibility for the legal aspects of Nortel's mergers, acquisitions, divestitures and corporate development activity. Prior to joining Nortel Networks, Mr. Tallman held senior legal positions at Bay Networks, The ASK Group and Ingres Corporation.

        Gordana Pance has served as our Senior Vice President of Engineering and Product Management since January 2005. From October, 2000 until December 2004, Ms. Pance was Vice President of Engineering for our WAN platforms. Prior to October, 2000, Ms Pance held various engineering management positions at Western Multiplex. Ms. Pance joined Western Multiplex in August 1993.

Available Information

        Proxim makes available free of charge on the Proxim website the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Proxim files such material with, or furnishes it to, the Securities and Exchange Commission. The address of the Proxim website is www.proxim.com. You may also read and copy any reports, statements, and other information filed by us at the SEC public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the SEC's other public reference rooms. Our filings with the SEC are also available to the public from commercial document-retrieval services and the website maintained by the SEC at http://www.sec.gov.

Item 2.    Properties

        Our corporate headquarters, primary research and development and manufacturing operations, are located in approximately 139,000 square feet in Sunnyvale, California under leases that expire on August 31, 2009. We also lease a design center in India, occupying approximately 10,000 square feet of office space and sales offices in the U.S, China, Hong Kong, South Korea, Japan, Taiwan, Malaysia, Taiwan, Netherlands, France, Brazil and Mexico. Management considers the above facilities suitable and adequate to meet our current requirements.

        In addition, we closed certain facilities that we were leasing and consequently recorded restructuring charges for future lease commitments, net of estimated future sublease receipts and exit costs related to the closure of these facilities. Please refer to "Results of Operations" and "Liquidity and Capital Resources," under Part II, Item 7, Managements, Discussion and Analysis of Financial Condition and

Results of Operations, for further description of the restructuring charges and our operating lease commitments, respectively. In those facilities that we have closed, we maintain approximately 80,000 square feet of office space in Sunnyvale, California under a lease and sublease that expires August 31, 2009, approximately 41,000 square feet of office space in Duluth, Georgia under a lease that expires September 30, 2009, approximately 39,000 square feet of office space in Mountain View, California under a lease and sublease that expires March 31, 2006, approximately 16,000 square feet in Austin, Texas under a lease and sublease that expires on March 31, 2005, approximately 6,300 square feet of warehouse space in Santa Clara, California under a lease that expires on October 31, 2005, approximately 11,000 square foot facility in Long Beach, California under a lease that expires in July 2005, approximately 7,000 square feet of office space in Herndon, Virginia under a lease and sublease that expires on December 31, 2006, and approximately 9,000 square feet of office space in Petaluma, California under a lease and sublease that expires on July 31, 2005.

Item 3.    Legal Proceedings

        Our involvement in litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company. In addition, our litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition, operating results or cash flows.

Active Technology Corporation

        On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to us, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on March 2, 2005, Active's net claim is approximately $3.6 million. On October 5, 2004, a hearing was held in the matter and we filed a counterclaim for $2.3 million plus interest for outstanding amounts owed us. Additional hearings were held on January 11, 2005 and February 22, 2005. At the present time, it is not possible to comment upon the likelihood of a favorable or unfavorable outcome of the litigation. We will continue to defend ourselves vigorously against this lawsuit.

Top Global Technology Limited

        As previously reported, on or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited ("Top Global"), a distributor for Agere Systems Singapore. Our demurrer to Top Global's complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global's lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, "Agere") and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global's claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global's motion for leave to amend our complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. In September 2004, Top Global voluntarily dismissed Agere from the case, leaving us as the only defendant. Also in September 2004, we moved for summary judgment on all counts on the grounds that we were not a party to the contract upon which Top Global based its claims. On January 18, 2005, the Court granted our motion for summary judgment. The distributor's time to file a notice of appeal has not expired. In the event the distributor appeals, we will continue to defend ourselves vigorously against the lawsuit.

Symbol Technologies, Inc.

        As previously reported, on December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims.

        On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol's claims of patent infringement, the jury found that certain of our products infringe two Symbol's patents and assessed a 6% royalty on the relevant products.

        On July 29, 2004, we announced that the court has denied our equitable defenses and determined that the jury's award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The District Court entered its judgment on this matter on August 4, 2004.

        On September 13, 2004 we entered into the Settlement Agreement and a Patent Cross License Agreement with Symbol and assigned certain intellectual property to Symbol resolving all outstanding litigation.

        Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million dollars in each of the ensuing ten quarters, commencing with the quarter ended October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of the failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

        Under the terms of the Patent Cross License Agreement, Symbol and we have agreed to cross license certain patents, and we have agreed to pay to Symbol a two percent royalty on sales of certain of our wireless LAN products. If we fail to make any of the lump sum payments due under the Settlement Agreement over the period of ten quarters and fail to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of our wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, we and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another's products through September 13, 2009.

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

        From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of these contingencies.

Item 4.    Submission of Matters to a Vote of Security Holders

        At a special annual meeting of the stockholders of Proxim Corporation held on October 21, 2004, we submitted four proposals to the Company's stockholders for approval. A description of each of the proposals is set forth below.

  The Exchange Transaction

        On July 27, 2004, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Warburg Pincus and BCP Capital (as previously defined, the "Investors") pursuant to which we received cash proceeds of $10 million in aggregate principal amount and the Investors agreed to restructure their equity instruments and debt holdings with us. Please refer to Part I, Item 1, "Business — Recent Financing Activities" for a detailed description of our recent transactions with the Investors and the terms of the Purchase Agreement.

        In order to effect the Exchange transaction contemplated by the Purchase Agreement, whereby the Investors agreed to exchange their Series A Preferred Stock, Series B Preferred Stock and warrants to purchase our Common Stock for an aggregate of 16.4 million shares of our Common Stock and 400,000 shares of our newly-issued Series C Preferred Stock, we agreed to propose the Exchange for approval by our stockholders at the special annual meeting.

        At the special annual meeting, the Exchange was approved by our stockholders. 12,434,042 shares voted in favor of the Exchange, 182,614 shares voted against the Exchange and 15,593 shares abstained from voting.

  The Reverse Stock Split

        On August 30, 2004, we received a letter form the Nasdaq Stock Market, Inc. ("Nasdaq") notifying us that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq national Market pursuant to Nasdaq's Marketplace Rules. In accordance with the Marketplace Rules, we were provided 180 calendar days, or until February 28, 2005, to regain compliance with this requirement. As a partial response to the delisting proceedings, our Board of Directors proposed a one-for-ten reverse stock split of our outstanding Common Stock. We submitted the reverse stock split to our stockholders for approval at the special annual meeting held on October 21, 2004.

        At the special annual meeting, the reverse stock split was approved by our stockholders. 19,391,335 shares voted in favor of the reverse stock split. 505,174 shares voted against the proposal and 14,751 shares abstained from voting on the reverse stock split.

  Election of Directors

        At the special annual meeting, all nominees to the Board of Directors were re-elected to serve. Accordingly, Board of Directors continued in office in its entirety after the special annual meeting. Effective December 27, 2004, Joseph R. Wright resigned from the Board of Directors.

  Ratification of Independent Registered Public Accounting Firm

        At the special annual meeting of stockholders held October 21, 2004, we also submitted to the stockholders for ratification the Audit Committee's choice of PricewaterhouseCoopers, LLP as our independent registered public accounting firm. The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm was approved by our stockholders.

        19,863,348 shares voted in favor of ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm. 35,765 shares voted against ratification of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm and 12,147 shares abstained from voting on ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

        The following table shows the high and low sales prices of our common stock for the fiscal years ended December 31, 2003 and 2004 as reported on the Nasdaq National Market:

	High	Low
First Quarter (ended 3/28/03)	$13.50	$4.50
Second Quarter (ended 6/27/03)	$24.90	$4.70
Third Quarter (ended 9/26/03)	$24.70	$9.50
Fourth Quarter (ended 12/31/03)	$20.40	$12.50
First Quarter (ended 4/02/04)	$29.00	$14.00
Second Quarter (ended 7/02/04)	$18.90	$10.40
Third Quarter (ended 10/01/04)	$11.50	$6.50
Fourth Quarter (ended 12/31/04)	$8.60	$3.30

        The closing price of the Company's common stock on the Nasdaq National Market on March 14, 2005 was $1.25.

(b) Holders

        Proxim Corporation Common Stock is quoted on the Nasdaq National Market under the symbol PROX. The Company had 286 stockholders of record as of March 14, 2005.

(c) Dividends

        We have not paid dividends on our Common Stock in the two most recent fiscal years. For so long as our Series C Preferred Stock remains outstanding, we may not declare any dividends on our Common Stock without the affirmative vote of the holders of at least a majority of the Series C Preferred Stock then outstanding.

        Notwithstanding the foregoing, we presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

(d) Equity Plan Information

        The information required by this item is included under the caption, "Equity Plan Information" in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

        You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Proxim Corporation's consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and

2000 are derived from audited financial statements not appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

        In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topic 4C, "Equity Accounts and Change in Capital Structure," we restated all the share and per share data in these consolidated financial statements to reflect the capital structure subsequent to the one-for-ten reverse stock split, which became effective October 25, 2004.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of operations data:
Total revenue, net	$113,724	$148,466	$144,660	$105,730	$105,508
Cost of revenue	76,089	88,471	83,685	55,887	50,466
Royalty charges (benefit)	(3,179)	23,869	—	—	—
Restructuring provision for (benefit from) excess and obsolete inventory	(820)	22,549	12,659	—	—

Gross profit	41,634	13,577	48,316	49,843	55,042

Operating expenses:
Research and development	19,095	24,241	29,159	19,114	12,379
Selling, general and administrative	45,806	49,431	49,491	38,603	22,531
Legal expense for certain litigation	1,121	6,800	—	—	—
Amortization of goodwill and other intangible assets	17,916	21,593	12,467	5,440	2,382
Amortization of deferred stock compensation	—	—	855	5,196	4,161
Impairment of goodwill and intangible assets	12,233	—	129,108	4,331	—
Impairment of loan to officer	—	—	4,500	—	—
Bad debt expense	—	2,305	—	—	—
Restructuring charges	2,095	7,279	43,177	1,816	—
In-process research and development	—	—	16,100	6,400	—
Merger costs	—	—	—	30	185

Total operating expenses	98,266	111,649	284,857	80,930	41,638

Income (loss) from operations	(56,632)	(98,072)	(236,541)	(31,087)	13,404
Interest income (expense), net	(4,406)	(7,340)	(85)	1,393	85
Other income, net	13,110	172	—	—	—
Loss on early extinguishment of debt	—	(22,200)	—	—	(394)

Income (loss) before income taxes	(47,928)	(127,440)	(236,626)	(29,694)	13,095
Income tax provision (benefit)	799	—	3,224	(4,096)	6,800

Net income (loss)	(48,727)	(127,440)	(239,850)	(25,598)	6,295

Deemed Series A Preferred Stock dividend	—	—	(2,740)	—	—
Accretion of Series A Preferred Stock redemption obligations	(5,460)	(6,303)	(1,890)	—	—
Accretion of Series B Preferred Stock redemption obligations	(1,546)	—	—	—	—
Induced conversion charge	(44,000)	—	—	—	—

Net income (loss) attributable to common stockholders	$(99,733)	$(133,743)	$(244,480)	$(25,598)	$6,295

Net income (loss) per share attributable to common stockholders — basic	$(6.42)	$(10.99)	$(23.26)	$(4.45)	$1.34

Net income (loss) per share attributable to common stockholders — diluted	$(6.42)	$(10.99)	$(23.26)	$(4.45)	$1.21

Shares used to compute net loss per share — basic	15,539	12,166	10,512	5,756	4,705

Shares used to compute net loss per share — diluted	15,539	12,166	10,512	5,756	5,208

	December 31,
	2004	2003	2002	2001	2000
Balance sheet data:
Cash and short-term investments	$16,003	$19,756	$17,048	$23,290	$51,727
Working capital (deficit)	(16,847)	(35,164)	53,975	65,083	84,686
Total assets	63,607	120,108	177,423	134,398	140,877
Short-term bank loan	3,000	—	—	—	—
Accrued royalties and interest	18,387	26,906	—	—	—
Convertible bridge notes	10,000	—	—	—	—
Convertible promissory note	—	34,735	—	—	—
Restructuring accruals and long-term debt	7,078	8,761	26,680	—	28
Common stock warrants	—	21,800	—	—	—
Series C mandatorily redeemable preferred stock	40,671	—	—	—	—
Series A mandatorily redeemable convertible preferred stock	—	73,580	64,412	—	—
Total stockholders' equity (deficit)	$(44,928)	$(79,088)	$51,267	$118,252	$122,024

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion (presented in millions, except share and per share amounts) should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 8. You should carefully review the risks described under "Risk Factors" herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2005. When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

        Proxim Corporation is a leader in wireless networking equipment for Wi-Fi and broadband wireless networks. We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul and municipal networks. We serve these markets by selling our systems to service providers, businesses and other enterprises, primarily indirectly through distributors, value-added resellers, products integrators and to a lesser extent directly through our sales force to original equipment manufacturers and end-users.

        We generate revenue primarily from the sale of our Lynx and Tsunami systems from our WWAN product line, and the sale of 802.11 standards-based products from our WLAN product line. We also generate a small percentage of our revenue from the sale of services and parts and rentals of our systems. Shipments to certain distributors are made under terms allowing certain rights of return, protection against subsequent price declines on our products held by our distributors and credits under co-op marketing programs.

  Product Developments

        Proxim, Inc. and Western Multiplex merged in 2002 with the vision of forming a company that has the ability to provide wireless connectivity in any configuration regardless of whether the radios were providing access indoors or outdoors, and regardless of whether or not they were performing a bridging or routing function.

        We introduced several new products in 2004. In the first quarter of 2004, we introduced our new generation of Wi-Fi access points for enterprise customers, starting with our ORiNOCO AP-4000. The AP-4000 is an enterprise-class, tri-mode access point that delivers unprecedented capacity, rigorous security and scalability, and increased reliability and manageability.

        In the third quarter of 2004, we introduced our ORiNOCO AP-700 including support for IEEE 802.11i with AES encryption, the industry's first WPA2 support and more advanced rogue AP and client detection. The new security and performance features of the AP-700 are part of our Release 2.5, a major software enhancement that is now available across the entire family of ORiNOCO access points. Finally, the ORiNOCO AP-700 and AP-4000 now support IEEE 802.11e for prioritized access to wireless media, enabling voice, data and video applications with advanced Quality of Service and fast roaming capabilities.

        In 2004, we also expanded the capabilities of our point-to-multipoint MP.11 products, which represented the highest growth portion of our product portfolio in 2004. This solution leverages the favorable cost structure of the ORiNOCO AP architecture, and applies our WAN expertise and advanced voice and data networking features. We have also evolved our complete line of point-to-point solutions. Proxim's Lynx family, now based on the G4 architecture, delivers leading performance, advanced management and deployment capabilities for cellular backhaul applications. Our point-to-point solutions provide these same benefits, and now range in performance speeds from 11 Mbps up to 1 Gbps, and range from 1 mile to 60 miles.

        In 2004, we announced a strategic partnership with Intel under a WiMAX co-development and marketing agreement, which includes collaboration on fixed base stations supporting the 802.16a, revision d specification, as well as customer premise equipment for fixed wireless networks. We intend to develop a WiMAX base station marketed as the Proxim Tsunami MP.16. This new base station can be deployed as a cost-effective alternative for enterprise customers and service providers looking to provide high-speed access to their customers.

  Capital and Debt Restructuring

        We entered into an agreement with Warburg Pincus and BCP Capital on July 27, 2004. In the three-part transaction we refer to as the Exchange and as discussed in greater detail in Part I, Item 1, "Business", we first received from Warburg Pincus and BCP Capital an aggregate investment of $10 million in exchange for our issuance to the Investors of convertible promissory notes in that amount. The Bridge Notes are due on June 30, 2005 and bear interest at 15% per annum. In the event of a change in control or material asset sale prior to our closing such Common Stock transaction, the Bridge Notes will become due and payable upon demand by the holders for an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest under the Bridge Notes as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, we will be required to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes. Second, Warburg Pincus and BCP Capital exchanged an aggregate of $49 million of our secured convertible promissory notes, including accrued but unpaid interest thereon, for shares of our Series B Preferred Stock relieving us of our obligation to repay the notes in their entirety on their maturity date of September 30, 2004. Third, after the approval of our stockholders at our special annual meeting of stockholders held on October 21, 2004 as described in Part 1, Item 4 "Submission of Matters to a Vote of Security Holders," Warburg Pincus and BCP Capital surrendered all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their warrants to purchase our Common Stock in exchange for 16.4 million shares of our Common Stock and 400,000 shares of our newly issued Series C mandatorily redeemable Preferred Stock, which has a face value of $40 million and a liquidation preference that accretes at 8.75% per annum. It is due to be repaid in cash on October 22, 2012 at its fully accreted value of $80 million. In the event of change of control or material asset sale, it is required to be repaid immediately at its fully accreted value of $80 million.

        On October 26, 2004, in order to provide the Company with flexibility in raising capital, we filed a shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission ("SEC) for the issuance and sale of up to $50 million of our Common Stock and warrant to purchase Common Stock. The Registration Statement was declared effective by the SEC on November 8, 2004. No sales of securities took place under the Registration Statement in the year ended December 31, 2004, but, as described in more detail above, the Company sold and issued under the Registration Statement 5,010,000 shares of Common Stock and warrants to purchase 2,505,000 shares of Common Stock to certain investors on February 7, 2005 for aggregate gross proceeds of $9.018 million. As discussed below, we currently do not expect to be eligible to raise additional capital under the Registration Statement.

  Reverse Stock Split

        In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topic 4C, "Equity Accounts and Change in Capital Structure," we restated all the share and per share data in these consolidated financial statements to reflect the capital structure subsequent to the one-for-ten reverse stock split, which became effective October 25, 2004.

  Financial Performance

  •
  Our net product revenue for 2004 was $113.7 million, a 20% decrease over our net product revenue of $142.5 million for 2003. This year to year decrease was primarily due to (i) lower sales of our license-exempt point-to-point voice products generally used for carrier backhaul which we believe was due to carrier consolidation in 2004; (ii) decline in our 802.11 client access cards business as their available market has declined significantly since the functionality is now being integrated into PCs by the OEMs and (iii) lower sales of our access point products particularly during the fourth quarter of 2004. In addition, total revenue was lower in 2004 than 2003 due to the one-time patent license revenue of $6.0 million recognized in the first quarter of 2003, resulting from the patent litigation settlement with Intersil, as described in Note 23 to the consolidated financial statements.

    In our fourth quarter of 2004, we experienced a sudden and unexpected decline in our product revenues. Our 2004 fourth quarter revenue was $24.1 million, $7.4 million or 23% less than third quarter revenue of $31.5 million. This decrease was primarily attributable to our WLAN access point and to a lesser extent WLAN client card products. Our WWAN product revenue decreased moderately in a quarter in which we have historically had strong demand. The primary reasons for the decrease in our 2004 fourth quarter WLAN revenue were (i) pricing pressure in our access point products, particularly the ORiNOCO AP-4000 products, which negatively affected volume and price, and (ii) slower than anticipated OEM partner transitions from the ORiNOCO AP-2000 to AP-4000. The relative weakness in the fourth quarter sales of our WWAN products were primarily due to carrier consolidation and unexpected availability issues with Tsunami MP.11 Model 5054R products.

  •
  In our two key geographies, North America and International, revenue comprised 57% and 43%, respectively, of total revenue in 2004 and 59% and 41%, respectively, of total net revenue in 2003. Year over year, North American and International revenues decreased by 26% and 19%, respectively.

  •
  Net loss attributable to common stockholders in 2004 was $99.7 million as compared to $133.7 million in 2003. The net loss in 2004 was primarily attributable to accretion of Series A and Series B mandatorily redeemable convertible Preferred Stock, induced conversion charge of $44.0 million associated with our capital and debt restructuring and loss from operations of $56.6 million, which include impairment of intangibles of $12.2 million and restructuring charges of $2.1 million, offset by reversal of royalties charges of $4.8 million recorded in 2003. The net loss incurred in 2003 included restructuring charges for excess and obsolete inventory of $22.5 million, estimated potential royalties and interest charges of $26.9 million related to the litigation with Symbol, restructuring charges of $7.3 million and $22.2 million loss on early extinguishment of debt in relation to our $30 million convertible notes.

  •
  Gross profit increased by $28.0 million to $41.6 million in 2004 from $13.6 million in 2003. Gross profit for the year ended December 31, 2004 was increased by reversal of previously recorded royalty charges of $4.8 million, which had a 4% impact on our margin and restructuring benefit of $820,000, which had 1% impact on our margin. Gross profit for the year ended December 31, 2003 was reduced by royalty charges of $23.9 million, which had 16% negative impact on our margin and restructuring provision for excess and obsolete inventory of $22.5 million, which had 15% negative impact on our margin.

  •
  Combined research and development and selling, general and administrative expenses were reduced by $8.8 million to $64.9 million in 2004 from $73.7 million in 2003, primarily as a result of our continued cost reduction efforts.

        We have incurred substantial losses and negative cash flows from operations during the years ended December 31, 2004, 2003 and 2002, and have an accumulated deficit of $497.5 million as of December 31, 2004. Our revenues declined to $113.7 million in 2004 from $148.5 million in 2003. In addition, our revenues declined by 23% to $24.1 million in the fourth quarter of 2004 from $31.5 million in the third quarter of 2004. In addition, as of December 31, 2004 according to our Settlement Agreement with Symbol, we were required to pay $20.25 million to Symbol over the next eight quarters. As of December 31, 2004, under our credit facility with Silicon Valley Bank, we had a short-term bank loan outstanding of $3.0 million, which we repaid in January 2005. The amended A/R Financing Agreement, our secured credit facility with Silicon Valley Bank, expires in July 2005. In addition, the Temporary Overadvances portion of our A/R Financing Agreement with the Silicon Valley Bank has been subject to monthly renewals. There is no assurance that these credit facilities will continue to be available to us in the future. We currently believe that our continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that we obtain immediate additional financing if our bank financing facilities were to become unavailable. Additionally, if prior to June 30, 2005 we fail to close a financing transaction with gross proceeds of $20.0 million or more through a sale of our Common Stock and/or warrants to purchase our Common Stock and are required to repay the Bridge Notes of $10.0 million and accrued interest, we will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Our S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to our unaffiliated market capitalization currently being under $75.0 million and thus we would be precluded from issuing registered securities under the shelf registration statement. As a result of the foregoing factors, individually or in the aggregate, we have an immediate need for additional financing.

        If we were not able to obtain financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Critical Accounting Policies, Judgments and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting policies generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved with the following specific items have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled "Recent Accounting Pronouncements" below and in Note 3 to the Consolidated Financial Statements.

        We believe that our most critical accounting policies and estimates include the following:

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

        Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

  Allowance for Doubtful Accounts, Returns and Discounts

        We record estimated reductions to revenue for sales returns, customer programs and incentive offerings including special pricing agreements, price protection and promotions. Additionally, we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.

        We reassess each period these allowances by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions. Historically, our actual losses and credits have been consistent with these provisions. However, if market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. These factors and unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowance for doubtful accounts, returns and discounts were 7.7% and 6.6% of total net revenue at December 31, 2004 and 2003, respectively. See Note 7 to our Consolidated Financial Statements for summary of activities during the years reported. Based on our results for the year ended December 31, 2004, a one-percentage point deviation in our allowance for doubtful accounts, returns and discounts would have resulted in an increase or decrease in revenue and/or bad debt expense of approximately $1.1 million.

  Warranty Provision

        We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. These factors and unanticipated changes in the economic and industry environment could make our estimates differ from actual, thus materially impacting our financial results of operations. Our reserve for product warranty costs were 1.1% and 0.9% of total net revenue at December 31, 2004 and 2003, respectively. See Note 7 to our Consolidated Financial Statements for summary of activities during the years reported. Based on our results for the year ended December 31, 2004, a one-percentage point deviation in our reserve for product warranty costs, would have resulted in an increase or decrease in cost of sales of approximately $1.1 million.

  Valuation of Inventories

        We write down our inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs, including reserve for adverse unconditional purchase order commitments to our vendors, may be required. These factors and unanticipated changes in the economic and industry environment could make our estimates differ from actual, thus materially impacting our financial position and results of operations.

  Income Taxes

        We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

  Restructuring Costs

        In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses and/or product lines. Any decision to limit investment in or to dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our restructuring charges included accruals for the estimated costs on facilities. The estimated facility costs were based on our contractual obligations net of estimated sublease income, which are affected by changes in real estate market conditions. We reassess this liability each reporting period based on current market conditions. Should facilities operating lease rental rates continue to decrease or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed our estimate by as much as $2.5 million.

  Impairment of Goodwill and Intangible Assets

        We assess the useful life or ultimate recoverability of the carrying basis of our long-lived assets, including purchased intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of long-lived and other intangible assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method. Additionally, in accordance with SFAS No. 142, we are required to perform impairment tests for goodwill and intangible assets deemed to have indefinite lives on an annual basis and between annual tests if circumstances indicate that they might not be recoverable. During the fourth quarter of 2004, we recorded impairment of purchased intangible assets with definite and indefinite lives of $12.2 million. An impairment of goodwill of $129.1 million was recorded in December 2002. No additional goodwill impairment charges have been recorded since that date. If in the future our estimates or the related assumptions change, we could be required to record additional impairment charges of $10.2 million and $9.7 million for purchased intangible assets and goodwill, respectively.

  Derivative Financial Instruments

        We account for derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Our derivatives comprise warrants issued to investors in connection with the issuance of financing and equity instruments. During the years ended December 31, 2004 and 2003, we recorded in other income, gains on derivatives of approximately $21.8 million and $0.4 million, respectively.

  Patent Litigation and other Litigation Costs

        We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of December 31, 2004 and those that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No.123R in the third quarter of fiscal 2005, beginning July 2, 2005 and we are currently considering adopting SFAS No. 123R effective January 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share, particularly in light of our announcement on December 21, 2004 regarding our intent to effect a re-pricing of our outstanding options following stockholder approval.

        We are currently evaluating the method of adoption and what effect the adoption of SFAS No. 123R including the re-pricing of employee stock options under SFAS No. 123R will have on our results of operations and financial condition.

        See Note 3. to the Consolidated Financial Statements in Item 8 for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Results of Operations

        The following table provides statements of operations data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2004	2003	2002
Total revenue, net	100.0%	100.0%	100.0%
Cost of revenue	66.9	59.6	57.9
Royalty charges (benefit)	(2.8)	16.1	—
Restructuring provision for(benefit from) excess and obsolete inventory	(0.7)	15.2	8.7

Gross margin	36.6	9.1	33.4
Operating expenses:
Research and development	16.8	16.3	20.2
Selling, general and administrative	40.3	33.3	34.2
Legal expense for certain litigation	1.0	4.6	—
Amortization of intangible assets	15.7	14.5	8.6
Amortization of deferred stock compensation	—	—	0.6
Impairment of goodwill and intangible assets	10.8	—	89.3
Impairment of loan to officer	—	—	3.1
Bad debt expense	—	1.6	—
Restructuring charges	1.8	4.9	29.8
In-process research and development	—	—	11.1

Total operating expenses	86.4	75.2	196.9

Loss from operations	(49.8)	(66.1)	(163.5)
Interest income (expense), net	(3.9)	(4.9)	(0.1)
Other income, net	11.5	0.1	—
Loss on early extinguishment of debt	—	(15.0)	—

Loss before income taxes	(42.1)	(85.9)	(163.6)
Income tax provision	0.7	—	2.2

Net loss	(42.8)	(85.9)	(165.8)
Deemed Series A preferred stock dividend	—	—	(1.9)
Accretion of Series A preferred stock obligations	(4.8)	(4.2)	(1.3)
Accretion of Series B preferred stock obligations	(1.4)	—	—
Induced conversion charge	(38.7)	—	—

Net loss attributable to common stockholders	(87.7)%	(90.1)%	(169.0)%

  Comparison of Years Ended December 31, 2003 and 2004

        Total net revenue.    Revenue consists of product revenue, service revenue and license revenue. Product revenues are reduced by estimated sales returns and allowances for customer programs, incentive offerings and price protection. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

        We classify our products into two product lines: Wireless Wide Area Network, or WWAN, product line; and Wireless Local Area Network, or WLAN, product line. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes our ORiNOCO WiFi access point and client card products based on 802.11 standard. Revenue information by product line is as follows (in thousands):

	Year Ended December 31,
Product Line
	2004	2003
WWAN product revenue	$62,352	$74,658
WLAN product revenue	51,372	67,808
WLAN license revenue	—	6,000

Total revenue	$113,724	$148,466

        Two distributors, Tech Data Corporation and Winncom Technologies Inc., accounted for 15.5% and 14.2% of total net revenue during the year ended December 31, 2004, respectively, while one distributor, Tech Data Corporation, accounted for 13.9% of total net revenue during the year ended December 31, 2003.

        Total revenue decreased 23.4% to $113.7 million in 2004 from $148.5 million in 2003. The revenue decrease was primarily attributable to the following factors: (i) lower sales of our license-exempt point-to-point voice products generally used for carrier backhaul which we believe was due to carrier consolidation in 2004; (ii) lower sales our 802.11 client access cards as their available market has declined significantly since the functionality is now being integrated into PCs by the OEMs; (iii) lower sales of our access point products, especially during the fourth quarter of 2004; and (iv) a one-time patent license revenue of $6.0 million recognized in the first quarter of 2003, resulting from the patent litigation settlement with Intersil, as described in Note 23 to the consolidated financial statements.

        Cost of revenue.    Cost of revenue consists primarily of outsourced manufacturing costs, component costs, labor and overhead costs, costs of acquiring finished parts from original equipment manufacturers and original design manufacturers, customer service warranty costs and write-downs of inventory for excess and obsolescence. We currently outsource the vast majority of our manufacturing and supply chain management to a limited number of independent contract manufacturers, who obtain components for our products from suppliers. Accordingly, a significant portion of our cost of revenue consists of payments to these contract manufacturers and component suppliers. The remainder of our cost of revenue is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration generally for certain lower volume point to point products. We expect to realize lower per unit product costs as we continue to outsource most of our in-house manufacturing as well as have certain of our products produced at lower cost off-shore locations. However, we cannot assure you when or if cost reductions will occur. The failure to achieve these cost reductions could materially adversely affect our gross margins and operating results.

        Cost of revenue decreased 14% to $76.1 million in 2004 from $88.5 million in 2003 primarily due to lower product sales. As a percentage of revenue, cost of revenue increased to 66.9% in 2004 from 59.6% in 2003. The increase in cost of revenue as a percentage of revenue was primarily due to the following two factors: First, increased write downs of estimated excess and obsolete or unmarketable inventories of $3.9 million decreased product gross margin by approximately 3.5%. Second, relatively unchanged overhead and other period costs allocated to lower sales decreased product margin by approximately 6.17%. The deterioration of product margin was partially offset by improved margin performance arising from the sales increase in our next generation, higher margin products.

        Royalty Charges (Benefit).    During the year ended December 31, 2004, we recorded royalty benefit of $3.2 million as compared to a royalty expense of $23.9 million during the year ended December 31, 2003. As of July 2004, we had recorded an accrual in connection with our patent litigation with Symbol for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to September 2004. On September 13, 2004, we entered into a Settlement Agreement and a Patent Cross License Agreement with Symbol and executed two Patent Assignments in favor of Symbol resolving all outstanding litigation in connection with our patent litigation with Symbol. Our patent litigation with Symbol is discussed in greater detail under Item 3, Legal Proceedings.

        Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million over the ensuing ten quarters, commencing with our quarter ended October 1, 2004. Additionally, under the Patent License Agreement, we agreed to cross license certain patents and pay to Symbol a two percent royalty on sales of certain of our WLAN products. Accordingly, we made a reversal for royalty charges of $4.8 million and interest expense of $3.2 million in our third quarter ended October 1, 2004.

        Restructuring Provision for Excess and Obsolete Inventory.    During the year ended December 31, 2004, we recorded a restructuring benefit from excess and obsolete inventory of $820,000 due to reversal of purchase order commitments that had been settled with the contract manufacturers for less than our initial estimate for adverse purchase order commitments recorded in 2002. During the year ended December 31, 2003 we recorded $22.5 million provision for excess and obsolete inventory as part of our restructuring activities. To mitigate the component supply constraints that have existed in the past, we had built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The following is a summary of the movements in the reserve for excess and obsolete inventory during 2003 and 2004 (in thousands):

Balance as of December 31, 2002	$32,845
Restructuring provision for excess and obsolete inventory	22,549
Inventory scrapped	(50,322)

Balance as of December 31, 2003	5,072
Provision for excess and obsolete inventory	3,933
Inventory scrapped	(2,100)

Balance as of December 31, 2004	$6,905

        Research and development.    Research and development expenses consist primarily of salaries and related personnel expenses, prototype development expenses, consultant fees and allocated overhead related to the design, development, testing and enhancement of our products and underlying technologies. We expense all research and development expenses as incurred.

        Research and development expenses decreased 21.1% from $24.2 million in 2003 to $19.1 million in 2004. As a percentage of revenue, research and development expense increased to 16.8% in 2004 from 16.3% in 2003. The decrease in research and development expense in total dollars was primarily due to the reduction in workforce implemented in the second quarter of 2003, resulting in decreased personnel and related expenses in the fiscal year 2004 compared to those expenses in the same period of 2003.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries, commissions, product marketing, sales support functions, advertising, trade show and other promotional expenses and allocated overhead. Selling, general and administrative expenses decreased by 7.3% to $45.8 million in fiscal 2004 from $49.4 million in fiscal year 2003, primarily due to lower commissions on reduced revenues in 2004 and the workforce reduction implemented in the second quarter of 2003.

        Legal expense for certain litigation.    During the year ended December 31, 2004, we incurred litigation expense of $1.1 million versus $6.8 million in fiscal 2003 primarily in connection with our litigation with Symbol. Please refer to Item 3, Legal Proceedings for a description of this litigation.

        Amortization of intangible assets.    Amortization of intangible assets decreased to $17.9 million in 2004 from $21.6 million in 2003. The decrease was due to certain intangible assets acquired from the acquisition of the 802.11 WLAN systems business of Agere on August 5, 2002 becoming fully amortized during the third quarter of 2004.

        Impairment of intangible assets.    In December 2004, we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our intangible asset balance was impaired. The analysis, which was performed with the assistance of an independent valuation consulting firm, was done using a fair-value approach based on discounted future cash flows. Based on our analysis, we recognized an impairment charge of $12.2 million to reduce our intangible assets acquired in connection with our acquisitions of Proxim, Inc. and the 802.11 WLAN systems business of Agere Systems, Inc. During 2003, no indicators for asset impairment were present and therefore no impairment charges were recorded.

        Bad debt expense.    During the year ended December 31, 2004 we recorded no bad debt expense. During year ended December 31, 2003, we recorded $2.3 million of bad debt expense in connection with a customer's accounts receivable deemed to be uncollectible. These uncollectible accounts relate to products we had previously sold to the customer and that were subsequently discontinued.

        Restructuring charges for severance and excess facilities.    During the year ended December 31, 2004, we recorded restructuring charges of $2.1 million, consisting of $2.0 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $2.0 million of cash provisions consisted of $1.7 million of operating lease commitments, less estimated future sublease receipts and exist costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $323,000 of severance payments for five employees. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets, or it takes longer than expected, or if the Company is unable to sublease these facilities, the actual costs to close these facilities could exceed the original estimates, and additional restructuring charges totaling as much as $2.5 million could result.

        During the year ended December 31, 2003, we recognized a net restructuring charge of $7.3 million, consisting of $24.8 million of cash provisions and $3.3 million of non-cash provisions for abandoned property and equipment, partially offset by a $20.8 million net reversal of restructuring accruals. The $24.8 million of cash provisions consisted of $12.7 million of operating lease commitments, less estimated future sublease receipts, and exit costs of certain closed facilities, $9.1 million of severance payments for 111 employees, $0.6 million of consulting fees, and $2.4 million of project commitments. The $20.8 million net reversal of restructuring accruals represented the reversal of $27.8 million of previously recorded lease obligation restructuring reserves, partially offset by the write-down of fair value of an asset held for sale of $6.9 million. We reversed a total of $27.8 million of restructuring reserves, of which $26.8 million related to buying and selling a leased property in Sunnyvale, California during the fourth quarter of 2003. We reversed an additional $1.0 million of previously recorded restructuring reserves related to another building lease in Sunnyvale as a result of a reduction of the lease commitments agreed to with the lessor.

        The following table summarizes the restructuring activities during the years ended December 31, 2003 and 2004 (in thousands):

	Severance	Facilities	Asset Held for Sale	Other	Total
Balance as of December 31, 2002	$—	$30,450	$—	$—	$30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)

Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041
Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	323	1,653	—	119	2,095
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(3,827)	(3,317)	—	—	(7,144)

Balance as of December 31, 2004	$116	$9,920	$—	$600	$10,636

        The restructuring accruals were presented on the balance sheet as follows (in thousands):

	December 31,
	2004	2003
Restructuring accruals
Current	$3,659	$7,144
Long-term	6,977	8,660

Total restructuring accruals	$10,636	$15,804

        Interest expense, net.    Interest expense, net decreased $2.9 million from $7.3 million in 2003 to $4.4 million in 2004. The decrease in the interest expense is mainly attributable to reversal of interest expense recorded in connection with the Symbol patent litigation settlement partially offset by higher interest expense on convertible notes. The following table summarizes interest expense, net (in thousands).

	December 31,
	2004	2003
Interest (expense) reversal on royalty charges relating to Symbol litigation	$2,946	$(3,037)
Interest expense on convertible notes	(5,808)	(3,252)
Interest expense on convertible bridge notes	(645)	—
Interest expense on Series C mandatorily redeemable preferred stock	(671)	—
Other interest expense, net	(228)	(1,051)

	$(4,406)	$(7,340)

        Other income, net.    Other income, net increased $12.9 million to $13.1 million in 2004 from $172,000 in 2003. This increase was primarily attributable to the revaluation of common stock warrants partially offset by higher amortization of debt discount and issuance costs. The following table summarizes other income, net (in thousands).

	December 31,
	2004	2003
Amortization of debt discount and issuance costs	$(8,382)	$(605)
Revaluation of common stock warrants	21,800	400
Gain (Loss) on disposal of short-term investment	(308)	377

	$13,110	$172

        Loss on early extinguishment of debt.    Upon stockholders' approval in December 2003, the convertible promissory notes of $30 million were modified to include (1) warrants to purchase 24 million shares of Common Stock; and (2) a right to convert to Series B Preferred Stock at the option of the investors. We determined under Emerging Issues Task Force 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," that the modification was made with substantially different terms, resulting in the extinguishment of debt. Accordingly, the December note instrument was recorded at fair value and that amount was used to determine the debt extinguishment loss to be recognized and the effective rate of the new instrument. The warrants were also recorded at fair value (See Note 12 to the consolidated financial statements for details). A loss on debt extinguishment of $22.2 million was recorded in the fourth quarter of 2003.

        Income tax provision.    We recorded income tax provision of $799,000 for the year ended December 31, 2004 pursuant to our evaluation of our estimated tax liabilities with respect to our foreign entities, which are generally operating under "cost plus" tax arrangements with foreign jurisdictions. No income tax provision was recorded in 2003.

        Accretion of Series A Preferred Stock redemption obligations.    The accretion of Series A stock represents the quarterly adjustments to the carrying value of the Series A preferred stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders. The accretion decreased from $6.3 million to $5.5 million from the year ended December 31, 2003 to 2004, primarily because the amount represents a full year of accretion in 2003 versus approximately ten months' accretion in 2004. The Series A Preferred Stock was exchanged to Common Stock and newly-issued Series C Preferred Stock on October 22, 2004.

        Accretion of Series B Preferred Stock redemption obligations.    As fully described in Note 1 to the consolidated financial statements, Warburg Pincus and BCP Capital exchanged the $49.0 million in aggregate amount of secured convertible promissory notes, including accrued but unpaid interest of $9.0 million, into 490,599 shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the secured convertible promissory notes on July 30, 2004. The accretion of Series B Preferred Stock represents the quarterly adjustments to the carrying value of the Series B Preferred Stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to Common Stockholders. The accretion amounted to $1.5 million during 2004 representing approximately three months' accretion from August to October 2004. The Series B Preferred Stock was exchanged to Common Stock and newly-issued Series C Preferred Stock on October 22, 2004.

        Induced conversion charge.    As fully described under Note 1 to the Consolidated Financial Statements, Liquidity and Significant Events, upon stockholders' approval in October 2004, the Investors surrendered all of their Series A Preferred Stock, all of their Series B Preferred stock and all of their warrants to purchase the our Common Stock for 16.4 million shares of Common Stock and 400,000 shares of Series C Preferred Stock. We evaluated the Exchange under Emerging Issues Task force Topic D-42,

"The Effect on the Calculation of Earnings per Share of the Redemption or Induced Conversion of Preferred Stock," with the assistance of a third-party valuation consulting firm and recorded a $44.0 million induced conversion charge in the quarter ended December 31, 2004 related to the excess of the fair value of the Common Stock issued in the transaction to the holders of the preferred stock over the fair value of the securities issuable pursuant to the original conversion terms. This induced conversion charge increased the net loss to arrive at net loss attributable to common stockholders in the calculation of net loss per share attributable to common stockholders.

  Comparison of Years Ended December 31, 2002 and 2003

        Total net revenue.    Effective June 29, 2002, we began to recognize sales of our WWAN products to distributors with rights of return upon shipment by the distributors to the end user customer. Prior to June 29, 2002, we recognized revenue for sales of WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns. The combination of the changes resulting from the acquisition of the Agere Systems 802.11 WLAN business and the adoption of one uniform method is consistent with our plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology was treated as a change in estimate, and was made on a prospective basis starting in the third quarter of 2002. Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from product rentals is recognized over the period of the rental.

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

        Total revenue increased 2.6% from $144.7 million in 2002 to $148.5 million in 2003. Total revenue included product revenue and a one-time patent license fee of $6.0 million recorded in the first quarter of 2003, resulting from the patent litigation settlement with Intersil, as more fully described in Note 23 to the consolidated financial statements. In addition to the license revenue of $6.0 million in 2003, total revenue increased primarily due to the increase in WLAN product revenue attributable in part to the acquisition of the ORiNOCO product line of Agere Systems on August 5, 2002, resulting in the contribution of that product line revenue for the full year in 2003 compared to five months in 2002, and in part to the overall growth in Wi-Fi spending in 2003. The increase in WLAN product revenue was partially offset by a decrease in WWAN product revenue primarily attributable to the continued weakness in the telecom industry spending in 2003.

        Cost of revenue.    Cost of revenue increased 5.7% from $83.7 million in 2002 to $88.5 million in 2003. As a percentage of revenue, cost of revenue increased from 57.8% in 2002 to 59.6% in 2003. The increase in cost of revenue as a percentage of revenue was primarily attributable to the increase in WLAN product sales in 2003, as WLAN products generally carry lower gross margins as a percentage of revenue than WWAN products.

        Royalty Charges.    As noted above, on September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. We recorded an accrual for estimated potential royalty charges of $22.9 million and $2.9 million for interest during the third quarter of 2003 and an accrual for estimated potential royalty charges of $1.0 million and $87,000 for interest during the fourth quarter of 2003. See Note 23 to the consolidated financial statements for further description of the Symbol litigation.

        Restructuring Provision for Excess and Obsolete Inventory.    During the year ended December 31, 2003, we recorded a $22.5 million provision for excess and obsolete inventory as part of our restructuring activities. To mitigate component supply constraints that existed in the past, we had built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

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

  •
  Continued increase in competition for wireless networking products, particularly related to home networking and enterprise LANs; and

  •
  Management's strategy to discontinue products, and in certain cases replace those products with newer or redesigned products.

        Due to these factors, inventory levels exceeded our requirements based on then current 12-month sales forecasts. The additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of the estimated 12-month demand for each specific product family. The following is a summary of the movements in the reserve for excess and obsolete inventory during the year ended December 31, 2003 (in thousands):

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

        Legal expense for certain litigation.    During the year ended December 31, 2003, we incurred litigation expense of $6.8 million primarily in connection with our litigation with Symbol Technologies which was settled in 2004. Please refer to Item 3, Legal Proceedings for a description of this litigation.

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

        Impairment of loan to officer.    Prior to 2002, Proxim, Inc. had guaranteed up to $5 million of obligations of a former officer of the Company, with respect to a margin loan with an investment bank. We assumed the guaranty in the merger with Proxim, Inc. and on October 15, 2002, the investment bank called our guaranty of $5 million. We continue to seek repayment from the former officer under a Reimbursement and Security Agreement. In this regard, in January 2003, the former officer made a cash payment of $0.5 million to us with the proceeds of a second mortgage on his home. We assessed the recoverability of the remaining balance of the loan with respect to the former officer's current financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This impairment charge does not constitute forgiveness of the former officer's indebtedness to us. Future payments by the former officer under the Reimbursement and Security Agreement will be recorded as income in the period cash is received.

        Bad debt expense.    During the year ended December 31, 2003, we recorded $2.3 million of bad debt expense in connection with a customer's accounts receivable deemed to be uncollectible. These uncollectible accounts relate to products we had previously sold to the customer and that were subsequently discontinued.

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

        During 2002, we recorded $43.2 million of restructuring charges, including $35.4 million, $3.6 million, $2.3 million and $1.9 million in the first, second, third and fourth quarters of 2002, respectively, related to closure of certain facilities, discontinued product lines and severance pay. The charges included $40.8 million of cash provision, which included severance of $7.4 million of 194 employees, $33.1 million for excess facilities and future lease commitments and exit costs related to the closure of four facilities and $0.3 related to consulting fees. The charge also included $2.4 million of non-cash provisions related to fixed assets that will no longer be used at the facilities.

        The following table summarizes the restructuring activities during the year ended December 31, 2002:

	Severance	Facilities	Asset Held for Sale	Other	Total
Balance as of December 31, 2001	$198	$52	$—	$180	$430
Reclassifications among categories	—	180	—	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	7,395	33,080	—	2,702	43,177
Non-cash charges utilized	—	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	—	(297)	(11,818)

Balance as of December 31, 2002	$—	$30,450	$—	$—	$30,450

        The restructuring accruals are presented on the balance sheet as follows (in thousands):

	December 31,
	2003	2002
Restructuring accruals
Current	$7,144	$3,871
Long-term	8,660	26,579

Total restructuring accruals	$15,804	$30,450

        Purchased in-process research and development.    Purchased in-process research and development or IPR&D consists primarily of acquired technology that has not reached technological feasibility and had no alternative future use as of the date of acquisition. See Note 6 to the consolidated financial statements for additional information regarding the IPR&D projects.

        The $16.1 million expensed to purchased in-process research and development in 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere's 802.11 WLAN systems business, technology for next generation ASICs acquired in the nBand acquisition and 802.11a and HomeRF 2.0 wireless networking products acquired related to the Proxim, Inc. merger.

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

        Deemed Series A preferred stock dividend.    In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus and BCP Capital agreed to collectively invest $75 million in us. These investors received 1,640,000 shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred Stock") in the amount of approximately $41 million, with a conversion price of approximately $3.06 per share. Please refer to Note 19 to the consolidated financial statements for a further description of the Series A Preferred Stock. At the time of the conversion in August 2002, a deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of our common stock.

        Accretion of Series A preferred stock redemption obligations.    As noted above, the accretion of Series A preferred stock represents the quarterly adjustments to the carrying value of the Series A preferred stock, on an effective-interest basis, so that the carrying value will equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders. The accretion increased from $1.9 million to $6.3 million from the year ended December 31, 2002 to 2003, primarily because the amount represents four months of accretion in 2002 starting in August 2002 and a full year of accretion in 2003.

Liquidity and Capital Resources

        We have incurred substantial losses and negative cash flows from operations during the years ended December 31, 2004, 2003 and 2002, and have an accumulated deficit of $497.5 million as of December 31, 2004. Our revenues declined to $113.7 million in 2004 from $148.5 million in 2003. In addition, our revenues declined by 23% to $24.1 million in the fourth quarter of 2004 from $31.5 million in the third quarter of 2004. In addition, as of December 31, 2004 according to our Settlement Agreement with Symbol, we were required to pay $20.25 million to Symbol over the next eight quarters. As of December 31, 2004, under our credit facility with Silicon Valley Bank, we had a short-term bank loan outstanding of $3.0 million, which we repaid in January 2005. The amended A/R Financing Agreement, our secured credit facility with Silicon Valley Bank, expires in July 2005. In addition, the Temporary Overadvances portion of our A/R Financing Agreement with the Silicon Valley Bank has been subject to monthly renewals. There is no assurance that these credit facilities will continue to be available to us in the future. We currently believe that our continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that we obtain immediate additional financing if our bank financing facilities were to become unavailable. Additionally, if prior to June 30, 2005 we fail to close a financing transaction with gross proceeds of $20.0 million or more through a sale of our Common Stock and/or warrants to purchase our Common Stock and are required to repay the Bridge Notes of $10.0 million and accrued interest, we will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Our S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to our unaffiliated market capitalization currently being under $75.0 million and thus we would be precluded from issuing registered securities under the shelf registration statement. As a result of the foregoing factors, individually or in the aggregate, we have an immediate need for additional financing.

        If we were not able to obtain financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

        Cash and cash equivalents decreased $3.8 million from $19.8 million at December 31, 2003 to $16.0 million at December 31, 2004. Cash and cash equivalents increased $3.3 million from $16.5 million at December 31, 2002 to $19.8 million at December 31, 2003.

        Net cash used in operating activities was $17.8 million for the year ended December 31, 2004, primarily due to the net loss after the effect of non-cash charges, a decrease in accrued royalties and increase in accounts receivable, net partially offset by decrease in inventory and restricted cash and other assets and increase in accounts payable and other accrued liabilities. Net cash used in operating activities was $31.0 million for the year ended December 31, 2003, primarily attributable to the net loss after the effect of non-cash charges, an increase in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable, a decrease in restricted cash and other assets, an increase in other accrued liabilities, and an increase in accrued royalties and interest.

        Net cash provided by investing activities was $1.8 million for the year ended December 31, 2004 attributable to proceeds from sale of short-term investment of $1.7 million and decrease in restricted cash of $1.2 million partially offset by $1.1 million capital spending. Net cash used in investing activities was $7.5 million for the year ended December 31, 2003, attributable to $2.9 million in capital spending and $10.0 million to purchase a building in Sunnyvale, offset by $500,000 of proceeds from the repayment of a loan to a former officer of the Company, $583,0000 in proceeds from the sale of short-term investments, $3.0 million in proceeds from the sale of the acquired building in Sunnyvale and decrease in restricted cash of $1.2 million.

        Net cash provided by financing activities was $12.3 million for the year ended December 31, 2004 attributable to $3.0 million short-term borrowings, proceeds from $10.0 million Bridge Note and $530,000 from the issuance of Common Stock offset by principal payments on our capital lease commitments of $1.2 million. Net cash provided by financing activities was $41.8 million for the year ended December 31, 2003 attributable to $1.6 million of borrowings on capital lease obligations, $187,000 in proceeds from repayment of notes receivable from stockholders, $40 million in proceeds from the issuance of convertible promissory notes, and $808,0000 from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchase plan purchases offset by principal payments on our capital lease commitments of $832,000.

Contractual Commitments

        We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009 which require payment of rent, property taxes, insurance, maintenance and utilities. For the years ended December 31, 2004, 2003 and 2002, we recorded restructuring charges of $19.8 million related to the committed future lease payments for closed facilities, net of estimated future sublease receipts of and reversal of previously recorded provision, which are included in the operating leases caption below. We are also obligated under our Settlement Agreement with Symbol to make quarterly royalty payments through 2006. Additionally, we are required to redeem our fully-accreted Series C Preferred Stock at its maturity date of October 22, 2012. The fully-accreted value will also be due upon any earlier change in control, material asset sale, liquidation or similar event. Our future payments under contractual obligations as of December 31, 2004, were as follows (in thousands):

	Payments Due by Period
		Year Ending December 31,
	Total Amounts Committed
		2005	2006	2007	2008	2009	Thereafter
Severance payment	$116	$116	$—	$—	$—	$—	$—
Royalty payments	20,250	12,500	7,750	—	—	—	—
Short-term bank loan	3,000	3,000	—	—	—	—	—
Convertible bridge notes and interest	11,439	11,439	—	—	—	—	—
Operating leases	31,738	7,760	6,738	6,371	6,435	4,434	—
Capital leases	959	910	49	—	—	—	—
Purchase order and project commitments	1,346	1,346	—	—	—	—	—
Redemption of Series C Preferred Stock	79,995	—	—	—	—	—	79,995

	$148,843	$37,071	$14,537	$6,371	$6,435	$4,434	$79,995

        The short-term bank loan was paid in January 2005, and royalty payment of $2.5 million was made in January 2005. As of December 31, 2004, we had unconditional purchase order and project commitments of $1.3 million, which were included as other accrued liabilities.

  Credit Facilities

        In December 2002, we entered into a secured credit facility with Silicon Valley Bank (the "Lender"), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, we entered into a letter agreement (the "Letter Agreement") and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. We subsequently amended the accounts receivable financing agreement (amended, the "Amended A/R Financing Agreement") on July 25, 2003, October 31, 2003, July 31, 2004 and most recently on January 31, 2005.

        Under the Amended A/R Financing Agreement, we may borrow up to $20.0 million in total consisting of (i) up to $10.0 million by financing a portion of our eligible accounts receivable, primarily limited to customers in the United States; and (ii) up to an additional $10 million, under which we are required to maintain a compensating cash balance equal to such borrowings. Under this arrangement, the Lender may agree to accept for collection through a lockbox arrangement accounts receivable from us, and in return we will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to us the difference between the amount collected and the amount initially advanced to us, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender's prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, we must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. We must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 30, 2005.

        Under the A/R Financing Agreement, we may receive temporary advances ("Temporary Overadvances") from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement, in an amount equal to $4.0 million for advances relating to letters of credit, and the Temporary Overadvances portion of the credit facility may be used to satisfy the financial covenant to maintain at least a $4.0 million bank balance as described below. We may receive Temporary Overadvances under this arrangement through March 31, 2005. This Temporary Overadvances arrangement may be renewed upon agreement by both us and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

        Obligations under the amended A/ R Financing Agreement are collateralized by a security interest on all of our assets, including intellectual property, and are senior in lien priority and right of payment to our obligations to the funds affiliated with Warburg Pincus and BCP Capital, pursuant to the Bridge Notes issued in July 2004. The amended A/ R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of our other obligations and the occurrence of a material adverse change in our business.

        Under the Amended A/ R Financing Agreement, the financial covenants require us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million, which may be satisfied by either (i) maintaining cash balances on deposit with Silicon Valley Bank at or in excess of $4.0 million; (ii) borrowing against its eligible accounts receivable under the Amended A/R Financing Agreement; or (iii) utilizing the available borrowing capacity from the Temporary Overadvances portion of this credit facility. If we fail to meet this requirement, we may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. In addition, we are required to maintain restricted cash balances to the extent that our outstanding letters of credit exceed $4.0 million. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/ R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender. As of December 31, 2004, we complied with all of the financial covenants under this agreement.

        As of December 31, 2004, $3 million borrowings were outstanding under the Amended A/R Financing Agreement and were repaid in January 2005.

  Restructuring of Leases

        We had been seeking to renegotiate a material lease on a building in Sunnyvale, California that was in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling approximately $29.0 million through the expiration of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease were substantially greater than the current local market lease rates, and this unused space represented a negative cash flow of approximately $800,000 per quarter. We were not able to sublease the building since it was vacated in July 2002. In November 2002, we ceased making direct lease payments, and the building owner utilized our cash security deposit to cover the monthly payments and other lease charges. On July 21, 2003, we entered into a letter agreement (as subsequently amended and restated by that certain Purchase Agreement dated September 11, 2003) to buy the leased property and terminate the lease on or before September 12, 2003. On September 12, 2003, we paid approximately $10.0 million to consummate the transaction. Transaction costs included cash consideration of $6.0 million to the building owner, $3.2 million to pay off the mortgage obligation secured by the leased property, $577,000 for prepayment premium, and a total of approximately $200,000 for closing costs and operating costs incurred by the building owner between the date of the letter agreement and the closing. As a result of consummating the transaction, we reversed $26.8 million of previously recorded lease obligation restructuring reserves that were no longer required. We also reversed an additional $1.0 million of previously recorded restructuring reserves related to another building lease in Sunnyvale as a result of a reduction of the lease commitments agreed to with the lessor.

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

  Other Restructuring Activities

        We have taken steps to reduce our expenses from operations by decreasing research and development and general and administrative expenses in order to begin generating cash flow from operations. These steps were initiated in October 2002, and we recorded approximately $1.9 million of restructuring charges related primarily to severance payments in the fourth quarter of 2002, $8.1 million in the second and third quarters of 2003 and $323,000 during fiscal year 2004.

        As a result of the reduced demand for our products during the first quarter of 2003 and the limited business visibility, we took further actions to reduce our operating expenses during the second and third quarters of 2003, to decrease our quarterly revenue breakeven point. During the second quarter of 2003, we recorded a $22.5 million charge for excess and obsolete inventory for discontinued products and a $12.5 million restructuring charge for consolidation of excess facilities including fixed asset write-offs, workforce reductions and contract termination costs. During the third quarter of 2003, we recorded a $14.6 million restructuring charge associated with additional workforce reductions, restructuring our domestic sales organization to focus on WLAN and WWAN sales and consolidation of excess facilities, offset by a net benefit of $19.8 million resulting from the reversal of previously recorded restructuring reserves, net of various costs associated with buying a leased property in Sunnyvale and terminating the lease.

  Debt Financing

        On July 30, 2004, we received an aggregate investment of $10 million in cash from several private equity investors, namely, Warburg Pincus and BCP Capital. In exchange for the investment, we issued to Investors Bridge Notes with an aggregate principal amount equal to their investment of $10 million and a maturity date of June 30, 2005. All principal and accrued interest on the Bridge Notes will convert into our Common Stock and/or warrants to purchase our Common Stock, at the same price and upon the same terms and conditions offered to other investors if prior to June 30, 2005 we close a financing transaction with gross proceeds of $20 million or more through a sale of our Common Stock and/or warrants to purchase our Common Stock. In the event of a change in control or material asset sale prior to our closing such Common Stock transaction, the Bridge Notes will become due and payable upon demand by the holders for an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest under the Bridge Notes as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, we will be required to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes.

        In connection with the issuance of the Bridge Notes, the Investors agreed to exchange $30 million aggregate principal amount of our Amended and Restated Secured Subordinated Promissory Notes, plus accrued but unpaid interest on each, and $10 million aggregate principal amount of our Senior Secured Promissory Notes, plus accrued but unpaid interest on each, for 490,599 shares of our Series B Preferred Stock. At the time of the transaction, the Amended and Restated Secured Subordinated Promissory Notes

and Senior Secured Promissory Notes exchanged by the Investors had accrued interest of $9 million and aggregate principal and accrued interest of $49 million. The exchange of our promissory notes in the transaction relieved us of the requirement to repay the promissory notes on their maturity date of September 30, 2004.

        In connection with the issuance of the Bridge Notes, we and the Investors agreed that, subject to the approval of our stockholders, the Investors would surrender (i) all of their Series A Preferred Stock, (ii) all of their Series B Preferred Stock and (iii) their warrants to purchase an aggregate of 4,231,055 shares of our Common Stock in exchange for 16,400,000 shares of our Common Stock and 400,000 shares of our newly-issued Series C Preferred Stock. We refer to this transaction as the Exchange. At the special annual meeting of stockholders held October 21, 2004, our stockholders approved the Exchange and the Exchange closed the following day.

        The Series C Preferred Stock issued to the Investors in the Exchange is a mandatorily redeemable, nonvoting security that is not convertible into our Common Stock or any other equity security. The Series C Preferred Stock is not required to be redeemed until its maturity date of October 22, 2012, or the date of an earlier change in control, material asset sale, liquidation or similar event. At issuance the Series C Preferred Stock issued to the Investors had an initial liquidation preference of $100 per share, or $40 million in aggregate. The liquidation preference on the Series C Preferred Stock accretes at 8.75 percent per annum, compounds quarterly, and will have at maturity a fully-accreted value of approximately $80 million. The fully-accreted value of $80 million will also be due upon any earlier change in control, material asset sale, liquidation or similar event.

        We also may redeem the Series C Preferred Stock at any time within the first three years after the date of issuance at its then accreted liquidation preference if the market price of our Common Stock on the Nasdaq National Market remains above $22.50 for a period of 45 consecutive trading days, such prices being subject to certain adjustments. After the third anniversary of the date of issuance, we may redeem the Series C Preferred Stock at any time at its then accreted liquidation preference, if the market price of our Common Stock on the Nasdaq National Market remains above $20.00 for a period of 45 consecutive trading days, such prices being subject to certain adjustments for stock splits, recapitalizations and similar events.

        In the event we fail to close a financing transaction with gross proceeds of $20.0 million or more and were required to repay the Bridge Loan on its maturity date of June 30, 2005, we would be required to obtain immediate alternative sources of financing. If we were not able to obtain an alternative source of financing, we will not have cash to repay the Notes, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and may have to seek protection under applicable bankruptcy laws.

  Litigation with Symbol

        As more fully described under Item 3: Legal Proceedings, on September 13, 2004 we entered into a Settlement Agreement and a Patent Cross License Agreement with Symbol and assigned certain intellectual property to Symbol resolving all outstanding litigation.

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

        Under the terms of the Patent Cross License Agreement, Symbol and us have agreed to cross license certain patents, and we have agreed to pay to Symbol a two percent royalty on sales of certain of our wireless LAN products. If we fail to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fails to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of our wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, we and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another's products through September 13, 2009.

        Since the date of the initial jury award of the patent infringement suit in September 2003, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total potential royalties and interest of $2.8 million covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, we recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million, totaling $8.0 million during the quarter ended October 1, 2004. This reversal is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded on our balance sheet prior to the litigation settlement. The initial net present value of the settlement payment was $20.69 million. At December 31, 2004 the net present value was $18.4 million which is included in the balance sheet captions "Accrued royalties and interest" and "Accrued royalties, long-term". The difference between the balance at December 31, 2004 and the sum of the periodic payments will be accreted, using the effective interest rate method, over the payment period as periodic charges to interest expense. As of December 31, 2004 we have made one payment of $2.5 million to Symbol. The second payment of $2.5 million was due on December 31, 2004 and paid on January 4, 2005.

  Additional Sources of Financing

        We have incurred substantial losses and negative cash flows from operations during the years ended December 31, 2004, 2003 and 2002, and have an accumulated deficit of $497.5 million as of December 31, 2004. Our revenues declined to $113.7 million in 2004 from $148.5 million in 2003. In addition, our revenues declined by 23% to $24.1 million in the fourth quarter of 2004 from $31.5 million in the third quarter of 2004. In addition, as of December 31, 2004 according to our Settlement Agreement with Symbol, we were required to pay $20.25 million to Symbol over the next eight quarters. As of December 31, 2004, under our credit facility with Silicon Valley Bank, we had a short-term bank loan outstanding of $3.0 million, which we repaid in January 2005. The amended A/R Financing Agreement, our secured credit facility with Silicon Valley Bank, expires in July 2005. In addition, the Temporary Overadvances portion of our A/R Financing Agreement with the Silicon Valley Bank has been subject to monthly renewals. There is no assurance that these credit facilities will continue to be available to us in the future. We currently believe that our continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that we obtain immediate additional financing if our bank financing facilities were to become unavailable. Additionally, if prior to June 30, 2005 we fail to close a financing transaction with gross proceeds of $20.0 million or more through a sale of our Common Stock and/or warrants to purchase our Common Stock and are required to repay the Bridge Notes of $10.0 million and accrued interest, we will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Our S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to our unaffiliated market capitalization currently being under $75.0 million and thus we would be precluded from issuing registered securities under the shelf registration statement. As a result of the foregoing factors, individually or in the aggregate, we have an immediate need for additional financing.

        If we were not able to obtain financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

        On October 26, 2004, in order to provide us with the flexibility in raising capital, we filed the Registration Statement with the SEC for the issuance and sale of up to $50 million of our Common Stock and warrants to purchase our Common Stock. The Registration Statement was declared effective by the SEC on November 8, 2004. As more fully described in "Liquidity and Capital Resources," our S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to our unaffiliated market capitalization currently being under $75.0 million and thus we would be precluded from issuing registered securities under the shelf registration statement.

        On February 7, 2005, we entered into Subscription Agreement with several purchasers (the "Purchasers"), pursuant to the terms of which the Purchasers purchased 5,010,000 shares of Common Stock at a purchase price of $1.80 per share, for aggregate gross proceeds of $9.018 million. As part of the sale of shares, we agreed to issue for each share of Common Stock purchased, warrants to purchase 0.5 shares of Common Stock at an exercise price of $2.35 per share. The warrants will become exercisable six months from the issuance of the warrants and may be exercised for cash or on a cashless basis, depending on whether or not an effective registration statement is available for the issuance of the shares underlying the warrants, for a period of five years. The aggregate number Common Stock that can be issued upon exercise of the warrants is 2,505,000. In the event of a major transaction, such as a merger or sale of the Company, the holders of the warrants are entitled to certain cash payment rights depending on the timing and valuation of such a transaction. The shares and warrants were issued and sold under the Registration Statement. We anticipate that the valuation of the warrants issued in connection with the Subscription Agreement will be recorded as a liability on our balance sheet in first quarter of 2005 and will be marked to market through statement of operations at the end of each reporting period.

        On January 27, 2005, we announced that we have engaged Bear, Stearns Co. to explore strategic alternatives for us, including capital raising and merger opportunities. There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by us. We will need to raise additional funds to meet our obligations, strengthen our financial position, meet our working capital requirements, or take advantage of market opportunities or negotiate strategic opportunities. Our ability to raise funds or negotiate strategic opportunities may be adversely affected by a number of factors relating to us, such as the terms of the Bridge Notes and our other agreements with the Investors, as well as factors beyond our control, including market uncertainty and conditions in the capital markets. There can be no assurance that any financing if strategic opportunities will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

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

        We have incurred substantial losses and negative cash flows from operations during the years ended December 31, 2004, 2003 and 2002, and have an accumulated deficit of $497.5 million as of December 31, 2004. Our revenues declined to $113.7 million in 2004 from $148.5 million in 2003. In addition, our revenues declined by 23% to $24.1 million in the fourth quarter of 2004 from $31.5 million in the third quarter of 2004. In addition, as of December 31, 2004 according to our Settlement Agreement with Symbol, we were required to pay $20.25 million to Symbol over the next eight quarters. As of December 31, 2004, under our credit facility with Silicon Valley Bank, we had a short-term bank loan outstanding of $3.0 million, which we repaid in January 2005. The amended A/R Financing Agreement, our secured credit facility with Silicon Valley Bank, expires in July 2005. In addition, the Temporary Overadvances portion of our A/R Financing Agreement with the Silicon Valley Bank has been subject to monthly renewals. There is no assurance that these credit facilities will continue to be available to us in the future. We currently believe that our continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that we obtain immediate additional financing if our bank financing facilities were to become unavailable. Additionally, if prior to June 30, 2005 we fail to close a financing transaction with gross proceeds of $20.0 million or more through a sale of our Common Stock and/or warrants to purchase our Common Stock and are required to repay the Bridge Notes of $10.0 million and accrued interest, we will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Our S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to our unaffiliated market capitalization currently being under $75.0 million and thus we would be precluded from issuing registered securities under the shelf registration statement. As a result of the foregoing factors, individually or in the aggregate, we have an immediate need for additional financing.

        If we were not able to obtain financing, we would most likely have insufficient cash to pay these obligations, be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

        Under the terms of our settlement agreement with Symbol, we agreed, among other things, to pay Symbol $22.75 million over ten quarters. We have made two payments of $2.5 million to Symbol one during our third quarter of 2004 and the other during the first quarter of 2005. We have payment obligations of $2.5 million in each of the next six quarters, including the first quarter of 2005, a payment obligation of $1.5 million in the seventh quarter and a payment obligation of $1.25 million in the eight quarter. Our current cash on hand is insufficient to make all of the required payments to Symbol. If at any point during the term of the settlement agreement, we fail to timely make any of these payments within 30 days after

Symbol has notified us of our failure to pay, Symbol will have the right to demand immediate payment of the sum of $25,917,669 minus payments previously made under the agreement and plus applicable interest. In this event, we would likely have insufficient funds to fund our operational activities, to make this lump sum payment to Symbol and to meet our obligations under our $10 million convertible Bridge Notes.

        We issued $10 million in convertible Bridge Notes to the Investors on July 30, 2004 and these notes mature June 30, 2005. In the event of a change in control or material asset sale prior to our closing such Common Stock transaction, we will be required to pay to the Investors with respect to the Bridge Notes an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, we will be required to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes. If we are not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase common stock, we will be required to repay the entire principal and interest under the convertible Bridge Notes in cash. If we are required to repay the convertible Bridge Notes in cash, either on their maturity date or earlier upon an event of default, we would likely have insufficient funds to fund our operational activities and to meet our continuing obligations to Symbol.

        We rely on our secured credit facility with Silicon Valley Bank as a source of liquidity. The credit facility allows us to borrow up to $20 million subject to certain requirements as more fully described in Note 22 to the consolidated financial statements. $10 million of the facility requires that we maintain a compensating balance equal to any borrowings, which could restrict our ability to utilize this portion of the credit facility. In addition, there are financial covenants that require us to maintain a bank balance with Silicon Valley Bank in amounts not less than $4.0 million. The secured credit facility expires in July 2005. Additionally, the temporary overadvance portion of the facility expires on March 31, 2005. The credit facilities may be renewed upon mutual agreement by both us and Silicon Valley Bank. If these facilities become unavailable to us either because of our default under the facility or due to non-renewal of the facility, and we are unable to secure a replacement facility, our liquidity will be significantly impaired.

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

        For the years ended December 31, 2002, 2003 and 2004 we had a net loss attributable to holders of our Common Stock of $244.5 million, $133.7 and $99.7 million, respectively. Our 2004 revenue of $113.7 million was substantially lower than our 2003 revenue of $148.5 million. In addition, our revenue in the fourth quarter of 2004 declined by 23% to $24.1 million compared to the third quarter of 2004. We will continue to have net losses in the future. In order for us to achieve profitability, our revenue will need to significantly increase from its current level. We cannot assure you that our revenue will increase or continue at current levels or that we will achieve profitability or generate cash from operations in future periods.

Our gross profit may decline in the future.

        Our gross profit is affected by both the average selling prices of our systems and our cost of revenue. Historically, decreases in our average selling prices have generally been offset by reductions in our per unit product cost. We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. Furthermore, our customers and potential customers are increasingly concentrating on limitations and reductions on their capital expenditures as well as return on investment in connection with their purchasing decisions. These factors have resulted in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized wireless networking equipment providers. Manufacturers of wireless networking equipment are experiencing price pressure, which has resulted in downward pricing pressure on our products particularly WLAN access point products. Our ability to achieve profitability in the future is dependent upon our ability to improve manufacturing efficiencies, effectively and efficiently outsource manufacturing, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset the effects of downward pricing pressures on our products. Any inability by us to effectively respond to these downward pricing pressures may cause our gross profit to decline in the future.

In the event the Company is sold, the sales price payable to Common Stockholders may be less than the prevailing market price due to the aggregate liquidation preferences of the Series C Preferred Stock and Bridge Notes.

        On January 27, 2005, we announced that we have engaged Bear, Stearns Co. to explore strategic alternatives for us, including capital raising and merger opportunities. The fully-accreted value of $80 million of Series C Preferred Stock will be due upon any change in control, material asset sale, liquidation or similar event. Additionally, the Bridge Notes will become due and payable upon demand by the holders for an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest under the Bridge Notes as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, we will be require to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes. In the event of a merger or sale of the Company, we cannot assure you that the sales proceeds will exceed these liquidation preferences or there will be sufficient proceeds, if any, available to the Common Stockholders.

The price of our Common Stock may be subject to wide fluctuation, and you may lose all or part of your investment in our Common Stock.

        The trading prices of our Common Stock has been subject to wide fluctuations and substantial declines recently, and such trend is likely to continue with respect to the trading price of our Common Stock. The trading price of our Common Stock may fluctuate in response to a number of events and factors, including:

  •
  quarterly decline in revenues and operating results;

  •
  potential for bankruptcy;

  •
  dilution as a result of an immediate need to raise new financing;

  •
  announcements of innovations and new products;

  •
  strategic developments or business combinations by us or our competitors;

  •
  changes in our expected operating expense levels;

  •
  changes in financial estimates including our ability to meet its future revenue and operating profit or loss projections;

  •
  recommendations of financial and industry analysts;

  •
  impact on our financial statements and results of our adoption of FAS 123R;

  •
  performance of our competitors;

  •
  the operating and securities price performance of comparable companies; and

  •
  news reports relating to trends in the wireless communications industry.

        We have frequently not met our revenue and/or earnings (loss) per share projections in the past, most recently in the quarters ended April 2, 2004, July 2, 2004 and December 31, 2004. In addition, since our operating losses have been greater than expected, our need for additional capital has increased.

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

Our Common Stockholders will experience immediate dilution if we are able to convert our outstanding Bridge Notes.

        On July 30, 2004, we received $10.0 million from the Investors in exchange for a new convertible bridge note. If we close a financing transaction involving the sale of Common Stock or warrants to purchase Common Stock that results in gross proceeds to us of at least $20.0 million, the principal and accrued interest on the convertible bridge note will convert into Common Stock and/or warrants to purchase Common Stock, at the same price and upon the same terms and conditions offered in the financing transaction. The ownership of the holders of our Common Stock outstanding at the time of the conversion will experience immediate dilution as a result of such issuance to the Investors and the Common Stock outstanding might decline in value as a result.

Several of our stockholders beneficially own a significant percentage of our Common Stock, which will allow them to significantly influence matters requiring stockholder approval and could discourage potential acquisitions of our company.

        As a result of the Exchange consummated October 22, 2004 and the sale of Common Stock and warrants on February 7, 2004 under the Shelf Registration Statement, a small number of institutional investors hold a significant percentage of our Common Stock. As of March 2, 2005, Warburg Pincus and BCP Capital own an aggregate of approximately 49% of our Common Stock.

        As a result of their ownership as described above, the holders are able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and any amendments to our certificate of incorporation. The interests of the holders described above may be different than those of other stockholders of our company.

Holders of our Series C Preferred Stock have certain rights that are senior to those of the holders of our Common Stock.

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

  •
  on October 22, 2012, we will be required to redeem all outstanding shares of Series C Preferred Stock, if any, for cash equal to their liquidation preference plus accrued and unpaid dividends. The redemption right of our Series C Preferred Stock may be senior to any claim of our common stock on the Company's assets and is senior to all of our current debt obligations except for the credit facility we maintain with Silicon Valley Bank;

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

  •
  in the event that we participate in any sale of our assets (i) that does not constitute a business combination and (ii) as a result of which sale our revenues for the prior twelve-month period would have declined by 40% or more on a pro forma basis giving effect to such asset sale (a "Material Asset Sale"), each holder of shares of Series C Preferred Stock has the right to require us to repurchase such holder's shares of Series C Preferred Stock, in whole or in part, at such holder's option, at a price per share in cash equal to the liquidation preference as if the Series C Preferred Stock had fully accreted through the eighth anniversary of the issuance of the Series C Preferred Stock plus following the eighth anniversary of the issuance of the Series C Preferred Stock, an amount equal to the unrecognized accretion, if any, up to but not including the date of the Material Asset Sale; and

  •
  the approval of holders of a majority of the Series C Preferred Stock is separately required to approve changes to our certificate of incorporation or bylaws that adversely affect these holders' rights, any offer, sale or issuance of our equity or equity-linked securities ranking senior to or equally with the Series C Preferred Stock, any repurchase or redemption of our equity securities (other than from an employee, director or consultant following termination), or the declaration or payment of any dividend on our Common Stock.

        In connection with the Exchange by the Investors of their Series A Preferred Stock, Series B Preferred Stock and Common Stock warrants for shares of our Common Stock and our Series C Preferred Stock, Warburg Pincus agreed that it will limit its voting rights until July 22, 2008 to no more than 49% of our issued and outstanding voting stock. In addition, for so long as each of the Investors owns at least 25% of the aggregate principal amount of the Common Stock issued to it in the Exchange, the Investors each will have the right to appoint a member of our Board of Directors. For so long as Warburg Pincus owns 50% of the Common Stock issued to it in the Exchange, it shall have the right to appoint a second member of our Board of Directors. Independent of its holdings, Warburg Pincus shall have the right to have one observer attend meetings of the Board of Directors.

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

        On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of ¥559.2 million, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of ¥559.2 million against outstanding accounts payable by Active of ¥175.3 million to us, resulting in a net claim against Proxim Corporation of ¥383.9 million. Translated into U.S. dollars as of March 2, 2005, Active's net claim is approximately $3.6 million. On October 5, 2004, a hearing was held in the matter, and we filed a counterclaim for $2.3 million plus interest for outstanding amounts owed us. Additional hearings were held on January 11, 2005 and February 22, 2005. At the present time, it is not possible to comment upon the likelihood of a favorable or unfavorable outcome of the litigation.

        On or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited ("Top Global"), a distributor for Agere Systems Singapore. Our demurrer to Top Global's complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global's lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, "Agere") and us in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or we are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. We answered the amended complaint and asserted several defenses to Top Global's claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global's motion for leave to amend its complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. In September 2004, Top Global voluntarily dismissed Agere from the case, leaving us as the only defendant. Also in September 2004, we moved for summary judgment on all counts on the grounds that we are not an assigned of or party to the contract upon which Top Global based its claims. On January 18, 2005, the Court granted our motion for summary judgment. The distributor's time to file a notice of appeal has not expired. In the event the distributor appeals, we will continue to defend ourselves vigorously against the lawsuit.

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

        Any ruling or judgment against us or any of our subsidiaries in any amount in excess of $4,000,000 that is not discharged, stayed or bonded pending appeal within 30 days from the entry thereof will constitute an event of default pursuant to the terms of the Bridge Notes. Upon such an occurrence, the Investors would have the ability to require us to repay the Bridge Notes. Likewise, any such occurrence would result in an event of default under the secured credit facility with Silicon Valley Bank. Upon such occurrence, Silicon Valley Bank would have the right to require us to repay any amounts outstanding under the credit facility and to prohibit us from borrowing any additional amounts. Any event of default under the secured credit facility with Silicon Valley Bank, whether or not related to litigation, also would constitute an event of default pursuant to the terms of the Bridge Notes if amounts outstanding under the credit facility exceeded $1.0 million.

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

        The potential for sales of substantial amounts of our Common Stock into the public market may adversely affect the market price of our Common Stock. Following the Exchange, the Investors together own 16.4 million shares, or approximately 49% of our outstanding capital stock, based on shares outstanding as of March 14, 2005. If the Investors are able to convert the Bridge Loan into shares of the Company's Common Stock in a Qualified Transaction, their share ownership will increase.

        Upon the request of a majority-in-interest of the Investors, we have agreed to use reasonable best efforts to prepare and file with the SEC within 180 days after the closing of a financing transaction or series of financing transactions in which we would issue and sell our Common Stock or warrants to purchase our Common Stock or both in exchange for aggregate gross proceeds to us of at least $20 million (a "Qualified Transaction"), or such other time as shall be mutually agreed upon by us and the Investors, a registration statement on Form S-3 covering the resale of the securities held by each Investor in compliance with the Securities Act. Upon the effectiveness of such registration statement, the Investors will have the right to resell any shares of Common Stock issued to them upon the Exchange and the conversion of the Bridge Loan notes.

        In addition to these securities, as of March 14, 2005, options and similar rights and warrants to acquire approximately 3,765,787 and 2,770,131 shares, respectively, of our Common Stock were outstanding. Also, as of March 14, 2005, approximately an additional 322,902 shares of our Common Stock were reserved for issuance to our employees under existing stock option plans and will be freely tradeable upon issuance, subject to our insider trading policies.

        As of March 14, 2005, all of the Company's outstanding stock options had exercise prices above the closing price of our Common Stock on the NASDAQ. In order to more closely align the interest of the Company and its employees and in order to provide adequate equity incentives for employee recruiting and retention, our Board of Directors has approved re-pricing of outstanding options. The Company anticipates that, following the approval of stock option re-pricing by the majority of its stockholders, the aggregate number of outstanding options with an exercise price at the then current fair market value would not exceed the number of options outstanding prior to such initiative. However, the Common Stock issuable upon the exercise of modified options that have exercise prices at, rather than above, the then current fair market value may cause dilution of the then-outstanding Common Stock and may result in then holders experiencing a decline in the value of their Common Stock.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards, including the risk of an unfavorable report under Section 404 of the Sarbanes-Oxley Act.

        We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and our independent registered public accounting firm.

        We have recently completed our evaluation of the design, remediation and testing of effectiveness of our internal controls over financial reporting required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley ("Section 404"). While our assessment, testing and evaluation of the design and operating effectiveness of our internal controls over financial reporting resulted in our conclusion that as of December 31, 2004, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, we may be required to change our internal control over financial reporting to remediate deficiencies. In such an event, investors may lose confidence in the reliability of our financial statements and we could also be subject to investigation and/or sanctions by regulatory authorities.

        Sarbanes-Oxley and newly proposed or enacted rules of the SEC and Nasdaq have caused us, and we expect will cause us, to incur significant increased costs in the future as we implement and respond to new requirements. In this regard, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations, may require us to hire additional personnel and use additional outside legal, accounting and advisory services.

Possible third-party claims of infringement of proprietary rights against us could have a material adverse effect on our business, results of operation and financial condition.

        The communications industry and products based on the 802.11 standards in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. We have in the past, and may in the future, be subject to such litigation. For example, we recently settled a lawsuit brought against us by Symbol alleging that certain of our products infringed on four Symbol patents related to systems for packet data transmission. As part of the settlement, we agreed to pay to Symbol $22.75 million over ten quarters and a 2% royalty on sales of certain of our WLAN products. We cannot assure you that other third parties have made assertions of intellectual property rights in relation to 802.11 standards-based products and that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to our business and diversion of our personnel, require us to develop new technology or enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement to indemnify our customers could have a material adverse effect on our business, results of operations or financial condition.

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

        The market for broadband wireless systems and wireless local area networking and building-to-building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation. We could be at a disadvantage when compared to our competitors, particularly Symbol, Cisco Systems, NetGear and D-Link, that have broader distribution channels, greater brand recognition, more extensive patent portfolios and, in particular, more diversified product lines and greater financial resources. In the broadband wireless access market, we have several competitors, including without limitation, Alvarion, Ceragon Networks, Stratex Networks, and Harris Corporation, all of which have more diversified product lines and greater financial resources.

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

        Additionally, as a result of our settlement agreement with Symbol, including the impact of the assignment and cross-licensing of certain of our patents and patent applications to Symbol, Symbol could compete more effectively across our product lines. Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the WLAN obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Wireless networking markets are subject to rapid technological change and to compete, we must continually introduce new products that achieve broad market acceptance.

        As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. Our expenses for research and development in 2004 decreased compared to 2003, primarily due to reduced personnel expenses as a result of the workforce reduction implemented in 2003. To the extent our revenues do not increase or we do not obtain additional financing for working capital purposes, we may be required to further reduce our expenses for research and development, which could limit our ability to introduce new products.

        We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards. We cannot assure you, however, that the IEEE 802.11 compliant products will have an ongoing meaningful commercial impact. Already, even within the 802.11 standard, there have been significant technological changes. The IEEE approved the 2.4 GHz WLAN standard designated 802.11b. In 2000, the IEEE approved the 5 GHz WLAN standard designated 802.11a. In 2003, the IEEE approved a new 2.4 GHz WLAN standard designated 802.11g. IEEE is in the process of establishing additional 802.11 standards, including 802.11e related to quality of service for voice and video transmission, 802.11i related to enhanced security, and 802.11h related to dynamic frequency selection and transmission power control. Furthermore, IEEE has recently committed to developing new wireless WAN standards under two separate initiatives, 802.16d (WiMAX) and 802.16e. 802.16d is a WWAN protocol to address the existing Fixed Wireless Access ("FWA") market as well as extend that market to include certain mobility applications (at vehicular levels), while 802.16e is a WWAN protocol to address the FWA market as well as lower power portable devices.

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

        Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Cisco Systems NetGear and 3Com, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as our Tsunami point-to-multipoint technology and 802.11 technologies in which we have invested substantial capital, were only commercially introduced in the last few years. In addition, we are also investing in the development of products that comply with the emerging 802.16 wireless access standard. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below the factors that we believe are key to the success or failure of broadband wireless access technology:

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

        We may also lose customers to different types of wireless technologies. Many of our products operate in the unlicensed frequency bands, in compliance with various governmental regulations. In addition, many of the emerging wireless standards utilize these license-exempt frequency bands. The proliferation and market acceptance of unlicensed wireless products increases the probability of interference among unlicensed devices. Increasing interference can adversely affect the operation of our unlicensed products, resulting in customers selecting alternative products that do not operate in these unlicensed frequency bands. For example, we have only a very limited offering of products that operate in licensed radio spectrums. Some customers, however, may want to operate in licensed radio spectrums because they sometimes offer less interference than license exempt radio spectrums or have other advantages.

We depend on international sales and our ability to sustain or expand international sales is subject to many risks, which could adversely affect our operating results.

        During the years ended December 31, 2004, 2003 and 2002, international sales accounted for approximately 43%, 41% and 38% of our total sales, respectively. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue. There are certain risks inherent in doing business in international markets, including the following:

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

        A limited number of OEM customers may contribute a significant percentage of our revenue. Sales of many of our wireless networking products depend upon decisions of prospective OEM customers to develop and market wireless solutions, which incorporate our wireless technology. OEM customers' orders are affected by a variety of factors, including the following:

  •
  new product introductions;

  •
  end user demand for OEM customers' products;

  •
  joint development efforts;

  •
  OEM customers' product life cycles;

  •
  inventory levels;

  •
  market and OEM customers' adoption of new wireless standards;

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

        Our business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. Two distributors accounted for approximately 15.5% and 14.2%, respectively, of our total revenue for year ended December 31, 2004, and one distributor accounted for approximately 14% and 23% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. Additionally, our reliance on distributors limits our visibility to our end user customers, which impacts our ability to accurately forecast our revenues. Most of our expenses are fixed in the short term and any shortfall in revenues in relation to planned expenditures could materially harm our operating results and financial condition.

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

We have limited internal manufacturing capabilities and we will need to increasingly depend on contract manufacturers for our manufacturing requirements.

        We have limited internal manufacturing capability. We cannot assure you that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis if needed. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, we cannot assure you that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and we cannot assure you that any such new products will not create obsolete inventories related to older products.

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

        Our reliance on contract manufacturers could subject us to additional costs or delays in product shipments as demand for our products increases or decreases. As demand for wireless products increases, our contract manufacturers are experiencing increasing lead times for many components increasing the possibility that they will be unable to satisfy our product requirements in a timely fashion. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies or the loss of a contract manufacturer would result in costs to acquire additional manufacturing capacity and delays in shipments of our products, materially adversely affecting our business and operating results. In addition, cancellations in orders as a result of decreases in demand for products may subject us to claims for damages. In this regard, we are party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from declines in demand for our products during 2001, 2002 and 2003 and the commensurate reductions in manufacturing volumes.

We must be able to manage expenses and inventory risks associated with meeting the demand of our customers.

        To ensure that we are able to meet customer demand for our products, we place orders with our subcontractors and suppliers based on our estimates of future sales. If actual sales differ materially from these estimates, our inventory levels and expenses may be adversely affected and our business and results of operations could suffer. For example, in 2003 and 2004, the fulfillment of our product and supply orders resulted in our receiving more products and components than we were able to sell and caused an increase in our inventories. This oversupply was caused by customer demand not meeting the sales forecasts that were made when the orders were originally placed and our strategy to discontinue certain products in order to concentrate on selling next generation products. As part of our ongoing review of our inventory reserve requirements, we increased our reserve for excess and obsolete inventory and lower of cost or market by $3.9 million in the year ended December 31, 2004, primarily related to legacy WWAN products. As part of our restructuring charge in the second quarter of 2003, we increased our reserve for excess and obsolete inventory by $22.5 million, also primarily related to legacy WWAN products. As a part of our restructuring charge in the first quarter of 2002, we increased our reserve for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments, primarily related to legacy WLAN products. These provisions related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

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

        Broadband wireless access solutions, including point-to-point and point-to-multipoint systems, compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for our Lynx and Tsunami point-to-point and Tsunami point-to-multipoint solutions fails to develop or develops more slowly than we expect due to this competition, our sales opportunities will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than point-to-point and point-to-multipoint broadband wireless access technologies. Moreover, current point-to-point and point-to-multipoint broadband wireless access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas, including the need for near line-of-sight installation and, in the case of operating frequencies above 11 GHz, reduced communication distance in bad weather. We expect point-to-point and point-to-multipoint broadband wireless access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in broadband wireless access solutions.

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

        Our success depends to a large extent on the continued services of Mr. Frank Plastina, our Executive Chairman, Mr. Kevin Duffy, our President and Chief Executive Officer, Mr. Michael D. Angel, our Executive Vice President and Chief Financial Officer, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and a majority of our operations are located.

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

        In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license exempt operation in certain FCC-certified bands in the radio spectrum. Our wireless products are certified for unlicensed operation in the 902-928 MHz, 2.4-2.4835 GHz, 5.15-5.35 GHz and 5.725-5.825 GHz frequency bands, and we expect soon to have certified products in the newly opened 5.470-5.725 GHz band. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems license-exempt status in the frequency band. In the event that there is interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the availability of license-exempt spectrum, changes in the allowed use spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

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

        In accordance with generally accepted accounting principles, we accounted for our merger with Proxim, Inc. and the Agere asset purchase using the purchase method of accounting. Under the purchase method of accounting, we have recorded the market value of our Common Stock issued in connection with the merger, the fair value of the options to purchase Proxim, Inc. Common Stock that became options to purchase Proxim Corporation Common Stock and the amount of direct transaction costs as the cost of combining with Proxim, Inc. We have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets are amortized over their estimated useful lives. The purchase price was allocated to deferred compensation, based on the portion of the intrinsic value of the unvested Proxim, Inc. options we have assumed to the extent that service is required after completion of the merger in order to vest. The excess of the purchase price over those fair market values was accounted for as goodwill. We are not required to amortize goodwill but goodwill and other non-amortizable intangible assets are subject to periodic reviews for impairment.

        In this regard, we took a charge of $129.1 million related to the impairment of goodwill in accordance with SFAS No. 142 in the fourth quarter of 2002 and $12.2 million related to the impairment of intangibles in accordance with SFAS No. 142 and 144 in the fourth quarter of 2004. The impairment charges were measured as the amount that the carrying amounts exceeded our estimated fair value. If we are required to recognize additional impairment charges in goodwill or intangibles, the charge will negatively impact reported earnings in the period of the charge.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

        Technology companies like ours have a history of using broad based employee stock option programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Common Stock on the date of grant.

        In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123, Accounting for Stack-Based Compensation, (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are require to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 2, 2005 and are considering early adoption of SFAS 123R effective January 1, 2005.

        Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.

        Additionally, on December 21, 2004, we announced that our Board of Directors has approved re-pricing of substantially all employee stock options to fair market value subject to approval by majority of our stockholders. Our current pro forma disclosure under SFAS 123 does not take into consideration the impact, if any, re-pricing of our stock options would have on our results of operations. We are considering to adopt FAS 123R effective January 1, 2005 and are currently evaluating the effect re-pricing of employee stock options under SFAS No. 123R will have on our results of operations and financial condition and earning per share.

        We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. In addition, this new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

  •
  authorize our board of directors to issue shares of common stock, which in some circumstances may be sufficient in number to dilute the stock ownership of any person or persons seeking to effect a change in the composition of the Company's board of directors or contemplating a tender offer for the combination of the Company with another company;

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

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Stockholders and Board of Directors of Proxim Corporation:

        We have completed an integrated audit of Proxim Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Proxim Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses and negative cash flows from operations, and had an accumulated deficit of $497.5 million as of December 31, 2004. In addition, the Company is required to pay royalty payments of $12.5 million in the next four quarters in connection with the litigation settlement with Symbol Technologies Inc. In addition, the Company may be required to repay $10.0 million of bridge loan plus accrued interest on June 30, 2005, the maturity date of the bridge loan, in the event the bridge loan has not been converted to the Company's common stock earlier. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP San Jose, California March 15, 2005

PROXIM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,003	$19,756
Accounts receivable, net	6,050	13,961
Inventory	13,020	19,939
Other current assets	2,238	5,301

Total current assets	37,311	58,957
Property and equipment, net	5,981	7,522
Goodwill	9,726	9,726
Intangible assets, net	10,184	40,333
Restricted cash	20	1,254
Other assets	385	2,316

Total assets	$63,607	$120,108

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,440	$10,500
Short-term bank loan, secured	3,000	—
Capital lease obligations, current	893	1,176
Accrued royalties and interest, current	11,808	26,906
Other accrued liabilities	20,017	20,804
Convertible bridge notes	10,000	—
Convertible promissory note	—	34,735

Total current liabilities	54,158	94,121
Capital lease obligations, long-term	49	934
Accrued royalties, long-term	6,579	—
Long-term debt	101	101
Restructuring accruals, long-term	6,977	8,660
Common stock warrants	—	21,800
Series C mandatorily redeemable preferred stock	40,671	—

Total liabilities	108,535	125,616

Commitments and contingencies (Notes 21 and 23)
Mandatorily redeemable convertible preferred stock: authorized 25,000,000 shares; Series A, par value $.01; no shares and 3,000,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	73,580

Stockholders' deficit:
Common stock, Class A, par value $.01; authorized 390,000,000 shares: 32,972,511 and 16,503,719 shares issued and outstanding at December 31, 2004 and 2003, respectively	330	165
Common stock, Class B, par value $.01; authorized 10,000,000 shares: no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Treasury stock, at cost; 4,218,553 shares at December 31, 2004 and 2003, respectively	(21,585)	(21,585)
Additional paid-in capital	474,342	340,796
Notes receivable from stockholders	(529)	(711)
Accumulated deficit	(497,486)	(397,753)

Total stockholders' deficit	(44,928)	(79,088)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' deficit	$63,607	$120,108

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except share and per share data)
Product revenue, net	$113,724	$142,466	$144,660
License revenue	—	6,000	—

Total revenue, net	113,724	148,466	144,660
Cost of revenue	76,089	88,471	83,685
Royalty charges (benefit)	(3,179)	23,869	—
Restructuring provision for (benefit from) excess and obsolete inventory	(820)	22,549	12,659

Gross profit	41,634	13,577	48,316
Operating expenses:
Research and development	19,095	24,241	29,159
Selling, general and administrative	45,806	49,431	49,491
Legal expense for certain litigation	1,121	6,800	—
Amortization of intangible assets	17,916	21,593	12,467
Amortization of deferred stock compensation(*)	—	—	855
Impairment of goodwill and intangible assets	12,233	—	129,108
Impairment of loan to officer	—	—	4,500
Bad debt expense	—	2,305	—
Restructuring charges	2,095	7,279	43,177
In-process research and development	—	—	16,100

Total operating expenses	98,266	111,649	284,857

Loss from operations	(56,632)	(98,072)	(236,541)
Interest income (expense), net	(4,406)	(7,340)	(85)
Other income, net	13,110	172	—
Loss on early extinguishment of debt	—	(22,200)	—

Loss before income taxes	(47,928)	(127,440)	(236,626)
Income tax provision	799	—	3,224

Net loss	(48,727)	(127,440)	(239,850)
Deemed Series A preferred stock dividend	—	—	(2,740)
Accretion of Series A preferred stock obligations	(5,460)	(6,303)	(1,890)
Accretion of Series B preferred stock obligations	(1,546)	—	—
Induced conversion charge	(44,000)	—	—

Net loss attributable to common stockholders — basic and diluted	$(99,733)	$(133,743)	$(244,480)

Net loss per share attributable to common stockholders — basic and diluted	$(6.42)	$(10.99)	$(23.26)

Shares used to compute net loss per share — basic and diluted	15,539,159	12,166,188	10,511,940

(*) Amortization of deferred stock compensation was relating to the associated expense categories as follows:
Cost of revenue	$—	$—	$4
Research and development	—	—	697
Selling, general and administrative	—	—	154

	$—	$—	$855

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Treasury Stock
							Notes Receivable from Stockholders	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A Shares	Amount	Class A Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation				Total	Comprehensive Income (Loss)
	(Dollars in thousands, except share data)
Balance as of December 31, 2001	10,132,550	101	(4,210,740)	(21,400)	160,538	(614)	(918)	(19,530)	75	118,252
Net loss	—	—	—	—	—	—	—	(239,850)	—	(239,850)	$(239,850)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	24,756	—	—	—	577	—	—	—	—	577
Issuance of Class A common stock in connection with Proxim, Inc. acquisition	5,950,650	60	—	—	133,235	—	—	—	—	133,295
Stock options and warrants assumed in connection with Proxim, Inc. acquisition	—	—	—	—	25,294	—	—	—	—	25,294
Issuance of Class A common stock in connection with nBand Communications acquisition	18,014	—	—	—	450	—	—	—	—	450
Issuance of Series A preferred stock warrants	—	—	—	—	13,993	—	—	—	—	13,993
Deemed Series A Preferred Stock dividend	—	—	—	—	2,740	—	—	(2,740)	—	—
Accretion of Series A Preferred Stock redemption obligations	—	—	—	—	(1,046)	—	—	(1,890)	—	(2,936)
Common Stock repurchase related to stock forward sale agreements	—	—	(7,813)	(185)	(433)	—	—	—	—	(618)
Compensation expense in connection with employees' stock forward sale agreements	—	—	—	—	241	(241)	—	—	—	—
Issuance of Class A Common Stock in connection with achievement of Card Access milestones	30,233	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock in connection with achievement of WirelessHome milestones	8,333	—	—	—	37	—	—	—	—	37
Exercise of stock options	68,358	1	—	—	390	—	—	—	—	391
Amortization of deferred stock compensation	—	—	—	—	—	855	—	—	—	855
Unrealized gain on investments	—	—	—	—	—	—	—	—	232	232	232

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(239,618)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	20	—	—	20
Reversal of deferred tax asset recognized upon recapitalization and related tax election	—	—	—	—	1,275	—	—	—	—	1,275

Balance as of December 31, 2002	16,232,894	162	(4,218,553)	(21,585)	337,291	—	(898)	(264,010)	307	51,267

PROXIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) — (Continued)

	Common Stock		Treasury Stock
							Notes Receivable from Stockholders	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A Shares	Amount	Class A Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation				Total	Comprehensive Income (Loss)
	(Dollars in thousands, except share data)
Net loss								$(127,440)	$—	$(127,440)	$(127,440)
Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	28,338	—	—	—	203	—	—	—	—	203
Issuance of Class A common stock in connection with WirelessHome stock price protection contingent consideration	124,618	2	—	—	(2)	—	—	—	—	—
Accretion of Series A Preferred Stock redemption obligations	—	—	—	—	(2,865)	—	—	(6,303)	—	(9,168)
Beneficial conversion feature of convertible notes	—	—	—	—	5,565	—	—	—	—	5,565
Exercise of stock options	117,869	1	—	—	604	—	—	—	—	605
Unrealized gain on investments	—	—	—	—	—	—	—	—	(307)	(307)	(307)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(127,747)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	187	—	—	187

Balance as of December 31, 2003	16,503,719	$165	(4,218,553)	$(21,585)	$340,796	$—	$(711)	$(397,753)	$—	$(79,088)
Net loss								(48,727)		(48,727)	(48,727)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(48,727)

Issuance of Class A common stock pursuant to Employee Stock Purchase Plan	35,191	1	—	—	264	—	—	—	—	265
Accretion of Series A Preferred Stock redemption obligations	—	—	—	—	(2,254)	—	—	(5,460)	—	(7,714)
Accretion of Series B Preferred Stock redemption obligations	—	—	—	—	—	—	—	(1,546)	—	(1,546)
Beneficial conversion feature of convertible notes	—	—	—	—	840	—	—	—	—	840
Exercise of stock options	33,601	—	—	—	265	—	—	—	—	265
Amortization of warrants issued to customer	—	—	—	—	696	—	—	—	—	696
Exchange of Series A and B mandatory convertible preferred stock to common stock, net of issuance cost	16,400,000	164	—	—	89,917	—	—	—	—	90,081
Induced conversion charge	—	—	—	—	44,000	—	—	(44,000)	—	—
Reserve for recoverability of notes receivable from stockholders	—	—	—	—	(182)	—	182	—	—	—

Balance as of December 31, 2004	32,972,511	$330	(4,218,553)	$(21,585)	$474,342	$—	$(529)	$(497,486)	$—	$(44,928)

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(48,727)	$(127,440)	$(239,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax assets	—	—	12,624
Depreciation and amortization	20,182	24,646	17,215
Amortization of debt discount on convertible notes	8,382	300	469
Amortization of warrants issued to customer	696	—
Impairment of goodwill and other intangible assets	12,233	—	129,108
Impairment of loan to officer	—	—	4,500
In-process research and development	—	—	16,100
Restructuring provision for (benefit from) excess and obsolete inventory	(820)	22,549	12,659
Provision for excess and obsolete inventory and lower of cost or market	3,933	—	—
Provision for sales returns, discounts and price protection	17,038	10,590	—
Bad debt expense	—	2,305	—
Restructuring charges (benefit)	2,095	(2,687)	43,177
Loss (gain) on disposal of short-term investments	308	(377)	—
Loss on disposal of property and equipment	350
Loss on early extinguishment of debt	—	22,200	—
Revaluation of common stock warrants	(21,800)	(400)	—
Changes in assets and liabilities, net of effect of business combinations:
Accounts receivable	(9,127)	3,679	5,775
Inventory	2,986	(5,689)	(11,188)
Other assets, current and non-current	(1,193)	673	(4,751)
Accounts payable and other accrued liabilities	4,136	(8,283)	(12,890)
Accrued royalties and interest	(8,519)	26,906	—

Net cash used in operating activities	(17,847)	(31,028)	(27,052)

Cash flows from investing activities:
Purchase of property and equipment	(1,149)	(2,912)	(3,556)
Purchase of an asset held for sale	—	(9,966)	—
Proceeds from repayment of loan to officer	—	500	—
Proceeds from sale of short-term investments, net	1,692	583	7,043
Proceeds from sale of asset held for sale, net	—	3,041
Net cash used in acquisitions	—	—	(51,454)
Decrease (increase) in restricted cash	1,234	1,235	(405)

Net cash provided by (used in) investing activities	1,777	(7,519)	(48,372)

Cash flows from financing activities:
Borrowings on capital lease obligations	—	1,605	—
Principal payments on capital lease obligations	(1,213)	(832)	—

Proceeds from repayments of notes receivable from stockholders	—	187	20
Proceeds from issuance of Series A preferred stock	—	—	41,000
Proceeds from issuance of convertible promissory notes	—	40,000	34,000
Proceeds from issuance of convertible bridge notes	10,000	—	—
Proceeds from short-term borrowings	3,000	—	—
Issuance of common stock, net	530	808	1,005
Purchase of treasury stock	—	—	(618)

Net cash provided by financing activities	12,317	41,768	75,407

Net increase (decrease) in cash and cash equivalents	(3,753)	3,221	(17)
Cash and cash equivalents at beginning of year	19,756	16,535	16,552

Cash and cash equivalents at end of year	$16,003	$19,756	$16,535

Supplemental disclosures:
Cash received (paid) during the year for:
Income taxes	$—	$1,836	$7,935
Interest on capital lease obligations	$(67)	$(74)	$—
Non-cash transactions:
Inception of capital leases	$45	$1,337	$—
Issuance of common stock and stock options assumed in connection with business combinations	$—	$—	$159,039
Issuance of common stock in connection with WirelessHome stock price protection contingent consideration	$—	$12	$—
Accretion of Series A Preferred Stock redemption obligations	$7,714	$9,168	$2,936
Accretion of Series B Preferred Stock redemption obligations	$1,546	$—	$—
Exchange of Series A and Series B Preferred stock and warrants to common stock	$90,081	$—	$—
Induced conversion charge	$44,000	$—	$—
Warrants issued in connection with Series A preferred stock	$—	$—	$13,993
Deemed preferred stock dividend	$—	$—	$2,740
Conversion of convertible notes into Series B preferred stock	$49,060	$—	$—
Conversion of convertible promissory notes into Series A preferred stock	$—	$—	$34,000
Accrued interest on convertible notes payable	$—	$—	$469
Beneficial conversion feature of convertible notes	$840	$5,565	$—
Issuance of Series C Preferred Stock in connection with exchange of Series A and B preferred stock and warrants to purchase common stock	$40,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROXIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

        Proxim Corporation (the "Company") is the company created by the merger of Proxim, Inc. and Western Multiplex Corporation, or Western Multiplex. On March 26, 2002, Western Multiplex merged with Proxim, Inc. located in Sunnyvale, California which designs, manufactures and markets high performance wireless local area networking, or WLAN, and building-to-building network products based on radio frequency, or RF, technology and changed its name to Proxim Corporation. On August 5, 2002, the Company completed the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., or Agere, including its ORiNOCO product line. In accordance with accounting principles generally accepted in the United States of America, the results of operations for the periods presented include the results of the merged or acquired businesses beginning from the respective dates of completion of the business combinations.

  Subsequent Events

        On January 27, 2005, the Company announced that it has engaged Bear, Stearns Co. to explore strategic alternatives for the Company, including capital raising and merger opportunities.

        On February 7, 2005, the Company entered into Subscription Agreement with several purchasers (the "Purchasers"), pursuant to the terms of which the Purchasers purchased 5,010,000 shares of Class A common stock ("Common Stock") at a purchase price of $1.80 per share, for aggregate proceeds of $9.018 million. As part of the sale of shares, the Company agreed to issue for each share of Class A common stock purchased, warrants to purchase 0.5 shares of Class A common stock at an exercise price of $2.35 per share. The warrants will become exercisable six months from the issuance of the warrants and may be exercised for cash or on a cashless basis, depending on whether or not an effective registration statement is available for the issuance of the shares underlying the warrants, for a period of five years. The aggregate number of Common Stock that can be issued upon exercise of the warrants is 2,505,000. In the event of a major transaction, such as a merger or sale of the Company, the holders of the warrants are entitled to certain cash payment rights depending on the timing and valuation of such a transaction. The shares, warrants and shares issuable upon exercise of the warrants are to be issued and sold under the Company's previously filed Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on November 8, 2004.

        The transaction closed on February 7, 2005 and raised gross proceeds of approximately $9 million. After deducting the financial advisor fees, the net proceeds to the Company totaled $8.5 million, which are intended for general corporate purposes, including working capital needs, such as the Company's obligations to Symbol. Since the Company has certain repayment requirements in a change of control, the valuation of the warrants issued in connection with the Subscription Agreement will be recorded as a liability on the Company's balance sheet in the first quarter of 2005 and will be marked to market through the statement of operations at the end of each reporting period.

        Upon filing this Annual Report on Form 10-K for the year ended December 31, 2004, the Company will no longer be able to issue additional securities under the Registration Statement unless its unaffiliated market capitalization exceeds $75 million. The Company's S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to its unaffiliated market capitalization currently being under $75.0 million and thus it would be precluded from issuing registered securities under the shelf registration statement.

  Liquidity and Significant Events

        The Company has incurred substantial losses and negative cash flows from operations during the years ended December 31, 2004, 2003 and 2002, and has an accumulated deficit of $497.5 million as of December 31, 2004. The Company's revenues declined to $113.7 million in 2004 from $148.5 million in 2003. In addition, the Company's revenues declined by 23% to $24.1 million in the fourth quarter of 2004 from $31.5 million in the third quarter of 2004. In addition, according to the Company's Settlement Agreement with Symbol, as of December 31, 2004 it was required to pay $20.25 million to Symbol over the next eight quarters including $2.5 million relating to a payment which was due on December 31, 2004 and paid on January 4, 2005. As of December 31, 2004, under the Company's credit facility with Silicon Valley Bank, it had a short-term bank loan outstanding of $3.0 million, which was repaid in January 2005. The Temporary Overadvances portion of the Company's A/R Financing Agreement with the Silicon Valley Bank has been subject to monthly renewals. There is no assurance that these facilities will continue to be available to the Company in the future. The Company currently believes that its continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that it obtain immediate additional financing if the bank financing facilities were to become unavailable. Additionally, if prior to June 30, 2005 the Company fails to close a financing transaction with gross proceeds of $20.0 million or more through a sale of its Common Stock and/or warrants to purchase its Common Stock and is required to repay the Bridge Notes of $10.0 million and accrued interest, it will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. The Company's S-3 Registration Statement may not be available following the filing of this Annual Report on Form 10-K due to its unaffiliated market capitalization being under $75.0 million and thus it would be precluded from issuing registered securities under the shelf registration statement. As a result of the foregoing factors, individually or in the aggregate, the Company has an immediate need for additional financing.

        If the Company was not able to obtain financing, it would most likely have insufficient cash to pay these obligations, be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

        Capital Restructuring and Bridge Loan:    On July 30, 2004, the Company received an aggregate investment of $10 million in cash from several private equity investors, namely, Warburg Pincus Private Equity VIII, L.P ("Warburg Pincus"), BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC (together "BCP Capital" and with Warburg Pincus, the "Investors"). In exchange for the investment, the Company issued to Investors 15% Secured Promissory Notes ("Bridge Notes") with an aggregate principal amount equal to their investment of $10 million and a maturity date of June 30, 2005. All principal and accrued interest on the Bridge Notes will convert into Class A common stock and/or warrants to purchase Class A common stock, at the same price and upon the same terms and conditions offered to other investors if prior to June 30, 2005 the Company closes a financing transaction with gross proceeds of $20 million or more through a sale of Class A common stock and/or warrants to purchase Class A common stock. In the event of a change in control or material asset sale prior to our closing such Common Stock transaction, the Bridge Notes will become due and payable upon demand by the holders for an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest under the Bridge Notes as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, the Company will be require to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes.

        In connection with the issuance of the Bridge Notes, the Investors agreed to and did exchange $30 million aggregate principal amount of the Amended and Restated Secured Subordinated Promissory Notes, plus accrued but unpaid interest on each, and $10 million aggregate principal amount of the Senior Secured Promissory Notes, plus accrued but unpaid interest on each, for 490,599 shares of the Series B Preferred Stock. At the time of the transaction, the Amended and Restated Secured Subordinated Promissory Notes and Senior Secured Promissory Notes exchanged by the Investors had accrued $9 million in interest. Accordingly, principal and accrued interest in aggregate totaled $49 million. The exchange of the promissory notes in the transaction relieved the Company of the requirement to repay the promissory notes on their maturity date of September 30, 2004.

        In connection with the issuance of the Bridge Notes, the Company and the Investors agreed that, subject to the approval of the Company's stockholders, the Investors would surrender (i) all of their Series A Preferred Stock, (ii) all of their Series B Preferred Stock and (iii) their warrants to purchase an aggregate of 4,213,346 shares of Class A common stock in exchange for 16,400,000 shares of Class A common stock and 400,000 shares of the newly-issued Series C Preferred Stock, collectively referred to as "the Exchange". The Company refers to this transaction as the Exchange. At the special annual meeting of stockholders held October 21, 2004, the Company's stockholders approved the Exchange and the Exchange closed the following day.

        The Series C Preferred Stock issued to the Investors in the Exchange is a mandatorily redeemable, nonvoting security that is not convertible into our Common Stock or any other equity security. The Series C Preferred Stock is not required to be redeemed until its maturity date of October 22, 2012, or the date of an earlier change in control, material asset sale, liquidation or similar event. At issuance the Series C Preferred Stock issued to the Investors had an initial liquidation preference of $100 per share, or $40 million in aggregate. The liquidation preference on the Series C Preferred Stock accretes at 8.75 percent per annum, compounds quarterly, and will have at maturity a fully-accreted value of approximately $80 million. The fully-accreted value will also be due upon any earlier change in control, material asset sale, liquidation or similar event.

        The Company also may redeem the Series C Preferred Stock at any time within the first three years after the date of issuance at its then accreted liquidation preference if the market price of the Company's Class A common stock on the Nasdaq National Market remains above $22.50 for a period of 45 consecutive trading days, such prices being subject to certain adjustments. After the third anniversary of the date of issuance, the Company may redeem the Series C Preferred Stock at any time at its then accreted liquidation preference, if the market price of the Company's Class A common stock on the Nasdaq National Market remains above $20.00 for a period of 45 consecutive trading days, such prices being subject to certain adjustments for stock splits, recapitalizations and similar events.

        Reverse Stock Split.    On August 30, 2004, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") notifying the Company that for the 30 consecutive trading days preceding the date of the letter, the bid price of the Company's Class A common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq Marketplace Rule 4450(b)(4). The letter further notified the Company that, in accordance with Nasdaq marketplace Rule 4450(e)(2), the Company would be provided 180 calendar days, or until February 28, 2005, to regain compliance with the minimum bid price requirement and that compliance would be achieved if the bid price per share of the Company's Class A common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive days prior to February 28, 2005.

        In an attempt to increase the market price of the Company's Class A common stock to over $1.00 per share, the Company's stockholders approved the one-for-ten reverse stock split, which became effective on

October 25, 2004. On November 8, 2004, the Company received a letter from Nasdaq indicating that the Company had regained compliance with Nasdaq Marketplace Rule 4450(b)(4).

        Amended Credit Facility.    The Company amended and restated its secured financing agreements with Silicon Valley Bank (the "Lender") in June and July 2003 and then further amended these agreements in October 2003, July 2004 and most recently January 2005. The financial covenants pursuant to the terms of the credit facility that the Company maintain cash and cash equivalents of an amount not less than $8 million was reduced to $4 million pursuant to the terms of the foregoing amendments. See Note 22 to consolidated financial statements for further description of the amended credit facility.

        Litigation with Symbol.    On September 13, 2004 the Company entered into a Settlement Agreement and a Patent Cross License Agreement ("Settlement Agreement") with Symbol Technologies, Inc. ("Symbol") and assigned certain intellectual property to Symbol resolving all outstanding litigation.

        Under the terms of the Settlement Agreement, the Company agreed to pay Symbol $22.75 million over Proxim's ensuing ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, the Company fails to make any of these payments within 30 days after Symbol has notified the Company of its failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

        Under the terms of the Patent Cross License Agreement, Symbol and the Company have agreed to cross license certain patents, and the Company has agreed to pay to Symbol a two percent royalty on sales of certain of the Company's wireless LAN products. If the Company fails to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fails to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of the Company's wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, the Company and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another's products through September 13, 2009.

        Since the date of the initial jury award of the patent infringement suit in September 2003, the Company had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total potential royalties and interest of $2.8 million covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, the Company recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million, totaling $8.0 million during the quarter ended October 1, 2004. This reversal is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded in the Company's balance sheet prior to the litigation settlement. The initial net present value of the settlement payment was $20.69 million. At December 31, 2004 the net present value was $18.4 million which is included in the balance sheet captions "Accrued royalties and interest" and "Accrued royalties, long-term". The difference between the balance at December 31, 2004 and the sum of the periodic payments will be accreted, using the effective interest rate method, over the payment period as periodic charges to interest expense. As of December 31, 2004 the Company has made one payment of $2.5 million to Symbol. The second payment of $2.5 million was due on December 31, 2004 and paid on January 4, 2005.

        Shelf Registration.    On October 26, 2004, in order to provide the Company with flexibility in raising capital, it filed a shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission ("SEC") for the issuance and sale of up to $50 million of Class A common stock and warrants to purchase Class A common stock. The Registration Statement was declared effective by the SEC on November 8, 2004. No sales of securities took place under the Registration Statement in the year ended December 31, 2004. Upon filing this Annual Report on Form 10-K for the year ended December 31, 2004, the Company may no longer be able to issue additional securities under the Registration Statement in the future unless its unaffiliated market capitalization exceeds $75 million and it meets the other requirements for the use of Form S-3 in primary issuances.

  Risks and Uncertainties

        The Company depends on single or limited source suppliers for several key components used in the Company's WLAN products. The Company depends on single sources for proprietary application specific integrated circuits, or ASICs, and assembled circuit boards for these products. Any disruptions in the supply of these components or assemblies could delay or decrease the Company's revenues. In addition, even for components with multiple sources, there have been, and may continue to be, shortages due to capacity constraints caused by high demand. The Company does not have any long-term arrangements with any suppliers.

        The Company relies on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects the Company to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If the Company's Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near the Company's current or full capacity for an extended period, the Company's business and operating results could be materially adversely affected.

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        The consolidated financial statements include the accounts of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations as of and for the years ended December 31, 2004, 2003 and 2002 include the results of acquired subsidiaries from their respective dates of acquisition. All significant intercompany transactions and balances are eliminated in consolidation.

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

  Reverse Stock Split

        In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topic 4C, "Equity Accounts and Change in Capital Structure," the Company restated all the share and per share data in these consolidated financial statements to reflect the capital structure subsequent to the one-for-ten reverse stock split, which became effective October 25, 2004.

Note 2 — Summary of Significant Accounting Policies

  Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid instruments with an original maturity, or remaining maturity at the date of purchase of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and highly rated commercial paper that are stated at cost, which approximate fair value. Investments with maturities greater than three months and less than one year as of the date of the balance sheet are classified as marketable securities. Marketable securities consist of time deposits with original maturities greater than three months and less than one year and corporate debt obligations. Investments with maturities greater than one year are classified as marketable securities, long-term. Marketable securities are classified as available-for-sale as of the balance sheet date in accordance with Statement of Financial Accounting Standard, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are reported at fair value, with unrealized gains and losses recorded as other comprehensive income (loss) included in stockholders' deficit.

  Derivative Financial Instruments

        The Company accounts for derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company's derivatives comprise warrants issued to investors in connection with the issuance of financing and equity instruments. In accordance with the Purchase agreement, the Company's investors surrendered all of their warrants in the Exchange transaction during the fourth quarter of 2004. During the years ended December 31, 2004 and 2003, the Company recorded in other income, gains on derivatives of approximately $21.8 million and $0.4 million, respectively.

  Other Financial Instruments

        In addition to cash equivalents and marketable securities, the Company's financial instruments include restricted cash and long-term investments, which are carried at cost. Restricted cash and long-term investments represent funds held at financial institutions as collateral on an irrevocable standby letter of credit and as a security deposit for lease agreements.

  Accounts Receivable and Allowance for Doubtful Accounts, Sales Returns and Price Protection

        Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts, sales returns and price protection for estimated returns, discounts, price protection and losses resulting from the inability of its customers to make required payments. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. Account balances are charged off against the allowance when the Company considers it is probable that receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

  Inventories

        Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, less provisions made for excess and obsolete inventory based on management's estimates.

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

  Revenue Recognition

        Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. The Company grants certain distributors limited rights of return and price protection on unsold products. A provision for estimated future sales returns and warranty costs is recorded at the time revenue is recognized. Under circumstances where future returns cannot be reasonably estimated or where the Company is obligated to directly bring about resale of the products, revenue is deferred until shipment to value-added resellers and end customers by the distributors. Generally, the Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.

        Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

        Effective June 29, 2002, the Company began to recognize sales of its wireless wide area network, or WWAN, products to distributors with rights of return upon shipment by the distributors to the end user customer. Prior to June 29, 2002, the Company recognized revenue for sales of all WWAN products to distributors with rights of return upon shipment to the distributor and provided reserves for the estimated amount of product returns at the time that revenue was recognized. The combination of the changes resulting from the acquisition of the ORiNOCO business and the adoption of one uniform method is consistent with the Company's plans to sell bundled and integrated WLAN and WWAN products. This change in accounting methodology is treated as a change in estimate, and was made on a prospective basis, starting in the third quarter of 2002.

  Shipping and Handling

        Costs related to shipping and handling are included in cost of revenue for all periods presented.

  Warranty Provision

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure.

  Goodwill

        Goodwill is the amount by which the cost of the acquired identifiable net tangible and intangible assets exceeded the fair values of the acquired net tangible and intangible assets on the date of purchase. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets," and no longer amortizes goodwill.

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

  Advertising Costs

        The Company expenses all advertising costs as incurred, and the amounts were not material for all periods presented.

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

  Foreign Currency Transactions

        The functional currency of the Company's operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign currency transaction gains and losses are included in the statement of operations and were not material for each period presented.

  Net Loss Per Share

        Basic net loss per share is computed by dividing net loss available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of outstanding shares of common stock plus potential dilutive shares. Potential dilutive shares consist of convertible preferred stock, stock options and warrants, using the treasury stock method based on the average stock price for the period. The calculation of diluted net loss per share excludes all potential dilutive shares for all periods presented because the effect is antidilutive.

  Mandatorily Redeemable Preferred Stock

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", the Company is required to classify a financial instrument that is within the scope of SFAS No. 150 as a liability because the financial instrument embodies an obligation to the issuer. In addition, SFAS No. 150 requires that dividends or other amounts attributable to those certain financial instruments be reflected as interest expense in the Company's statement of operations. The newly issued Series C mandatorily redeemable preferred stock was determined to be within the scope of SFAS No. 150 and hence it is classified as a liability and the periodic accretion is recorded as interest expense in accordance with SFAS No. 150.

        The carrying value of Preferred Stock is adjusted by quarterly accretions, on the effective-interest basis, so that the carrying amount will equal the redemption amount at the earliest redemption date. These adjustments on Series A and B Preferred Stock were effected through charges against additional paid-in capital and accumulated deficit, as appropriate. The adjustments on Series A and Series B Preferred Stock increased net loss attributable to common stockholders for net loss per share purpose.

  Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB No. 25, "Accounting for Stock Issued to Employees," and related implementation guidance. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation — Transition and Disclosure."

  Pro Forma Fair Value Disclosure Under SFAS No. 123 and 148

        In accordance with SFAS No. 148, "Accounting for Stock-based Compensation, Transition and Disclosure," the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

        The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during 2004, 2003 and 2002 was $13.28, $8.90 and $20.20 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during 2004, 2003 and 2002 was $6.70, $6.70 and $18.50 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

        The following weighted average assumptions are included in the estimated grant date fair value calculations for its stock option and purchase awards:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2004	December 31, 2003	December 31, 2002
Risk-free interest rate	2.44%	2.77%	3.10%	2.63%	2.81%	3.26%
Average expected life of option	3.35 years	2.7 years	2.5 years	0.5 years	0.5 years	0.5 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	0.94	1.39	1.66	1.18	1.29	1.52

        Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss and net loss per share would have been changed to the pro forma amounts below for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders as reported	$(99,733)	$(133,743)	$(244,480)
Add: Stock-based compensation expense included in reported net loss	—	—	855
Less: Stock-based compensation expense determined under fair value method	(5,726)	(9,163)	(16,211)

Pro forma net loss attributable to common stockholders	$(105,459)	$(142,906)	$(259,836)

As reported:
Basic and diluted net loss attributable to common stockholders per share	$(6.42)	$(10.99)	$(23.26)

Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(6.79)	$(11.75)	$(24.72)

        The pro forma effect on net loss and net loss per share for 2004, 2003 and 2002 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

  Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income" requires that companies report comprehensive income (loss) and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has the following two items that comprise comprehensive income (loss): (1) net income (loss); and (2) unrealized gain (loss) on investments.

  Segment Reporting

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that companies report separately in the financial statements certain financial and descriptive information about operating segments' profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about revenue and assets by geographic areas and about major customers. The Company's products are grouped into two segments: wireless wide area network, or WWAN, and wireless local area network, or WLAN.

Note 3 — Recent Accounting Pronouncements

        In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company adopted this EITF during the quarter ended July 2, 2004 and the adoption had no material impact on its results of operations.

        At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.

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

        In November 2004, the Financial Accounting Standards Board ("FASB"), issued Statement No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2004 and is required to be adopted by the Company in the first quarter of fiscal 2005, beginning on January 1, 2005. Proxim is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition.

        In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2005, beginning July 2, 2005 and is currently considering to adopt SFAS No. 123R as of January 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R, and expects that the adoption of SFAS No. 123R will have a material impact on the Company's consolidated results of operations and earnings per share, particularly in light of the Company's announcement on December 21, 2004 regarding its intent to effect a re-pricing of outstanding options following stockholder approval.

        The Company is currently evaluating the method of adoption and the effect of adoption of SFAS No. 123R including the re-pricing of employee stock options under SFAS No. 123R will have on its results of operations and financial condition.

        In December 2004, the FASB issued Statement No. 153 Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No 29 Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153, is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition.

Note 4 — Business Combinations

  Acquisition of the 802.11 WLAN Systems Business of Agere Systems, Inc.

        On August 5, 2002, the Company completed its acquisition of the 802.11 WLAN systems business of Agere, including its ORiNOCO product line, for $65.0 million in cash. To finance the acquisition, Warburg Pincus and BCP Capital agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock (Note 19) in the amount of $41.0 million, with a conversion price of approximately $30.60 per share, and warrants to purchase approximately 0.67 million shares of Common Stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. During the quarter ended September 27, 2002, a deemed Preferred Stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was reflected in the determination of the loss attributable to Common stockholders. The remaining $34.0 million was in the form of convertible notes. Upon the receipt of approval of the Company's stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and warrants to purchase approximately 0.56 million shares of Common Stock valued at approximately $1.6 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital in the quarter ended December 31, 2002. In total, the investors were granted warrants to acquire 1,227,134 shares of Common Stock for approximately $30.60 per share, valued at approximately $14.0 million. The Series A Preferred Stock and warrants issued to the investors represented approximately 28% of Proxim's outstanding common stock on an as-converted and as-exercised basis including dividends as of October 22, 2003. In addition, in connection with the transaction, the Company entered into a patent cross-license agreement and settled all outstanding patent-related litigation with Agere, and entered into a three-year strategic supply agreement, pursuant to which Agere will provide 802.11 chips, modules and cards to the Company at specified prices. Total consideration of $70.0 million for the acquisition comprised of $65.0 million in cash and transaction costs of approximately $5.0 million.

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

        As of the valuation date, it was assumed that there was some value attributable to the ORiNOCO customer base. In valuing the ORiNOCO customer base, the Company employed an income approach similar to that used in valuing the technology. The customer base includes original equipment manufacturers ("OEM") such as Avaya, Dell Computer, Fujitsu and Hewlett-Packard. The fair value assigned to the ORiNOCO customer base totaled $9.0 million and is being amortized over the expected life of its cash flows.

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

  Acquisition of nBand Communications, Inc.

        On April 18, 2002, the Company acquired nBand Communication, Inc. ("nBand"), a California corporation. nBand is a startup developer of advanced application specific integrated circuits (ASICs) designs that the Company intends to use in the development of next generation ASICs. The purchase price was $1.2 million and comprised of $550,000 in cash, 18,014 shares of Class A common stock valued at approximately $450,000 and transaction expenses of approximately $200,000. In the second quarter of 2002, the Company assigned the entire purchase price of $1.2 million to purchased in-process research and development as the acquired technology had not reached technological feasibility.

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

  •
  5,950,650 shares of Class A common stock valued at approximately $133.3 million;

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

  Pro Forma Financial Information

        The following table represents unaudited pro forma financial information for the year ended December 31, 2002 had Proxim Corporation (formerly Western Multiplex Corporation), Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been combined as of January 1, 2002. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim Corporation, Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere been a combined company during the specified periods. The pro forma results include the effects of the amortization of identifiable intangible assets and adjustments to the income tax provision or benefits and accretion of Preferred Stock. The pro forma combined results for the year ended December 31, 2002 exclude the $4.5 million, $1.2 million and $10.4 million charges for acquired in-process technology from Proxim, Inc., nBand and the 802.11 WLAN systems business of Agere, respectively, because they are non-recurring amounts (in thousands except per share data):

2002
Revenue	$206,053
Net loss attributable to common stockholders	$(262,630)
Basic and diluted net loss per share attributable to common stockholders	$(22.06)

Shares used to compute basic and diluted net loss per share	11,903

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

Note 5 — Goodwill and Other Intangible Assets

        In December 2002, the Company made a complete assessment of the carrying value of goodwill in accordance with SFAS No. 142. The Company first determined the fair value of its equity to be less than the carrying value of goodwill. As such, an impairment charge was recognizable in accordance with SFAS No. 142 as of December 31, 2002. The Company then quantified the goodwill impairment as the amount by which the carrying amount of the asset exceeded the estimated fair value of goodwill. The carrying value of goodwill determined by the discounted cash flow method, totaling $138.8 million as of December 31, 2002, exceeded the estimated fair value of $9.7 million, resulting in a charge for the impairment of goodwill of $129.1 million, which was recorded in December 2002.

        Based on the results of its annual impairment tests, the Company determined that no impairment of the carrying value of its goodwill of $9.7 million existed as of December 31, 2004 or 2003. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$35,901
Goodwill acquired during the year	102,933
Impairment charge	(129,108)

Balance as of December 31, 2002	$9,726

        There were no changes in the carrying amount of goodwill during the years ended December 31, 2003 and 2004.

        Acquired intangible assets, net of impairment and accumulated amortization, consist of the following (in thousands):

	December 31,
	2004	2003
Acquired intangible assets, net:
Proxim, Inc.	$1,412	18,810
802.11 WLAN systems business	8,772	21,523

Total intangible assets, net	$10,184	$40,333

        In December 2004, due to larger than expected fourth quarter operating loss and decline in forecasted revenue and cash flows, the Company concluded that there were sufficient indicators to require it to perform an analysis to assess whether any portion of the amortized and unamortized intangible assets were impaired in accordance with SFAS No. 144 and SFAS No. 142, respectively. The first step of the SFAS No. 144 analysis tested the intangible assets subject to amortization for recoverability based on undiscounted cash flows attributable to these assets. The recoverability analysis was performed on both the accounting life and estimated economic life of the assets. If an asset did not pass one of these recoverability tests, the fair value of the asset was calculated based on the after-tax, net present value of the associated cash flows and compared against the carrying value to determine the amount of impairment charge, if any. Similarly, pursuant to SFAS No. 142, the Company compared the carrying amount of its intangible asset with indefinite life, to its fair value based on discounted cash flow. As a result of the above analysis, an impairment charge of $12.2 million was recorded during the fourth quarter of 2004 to write down the carrying values of the intangible assets to their estimated fair values.

        Information regarding the Company's acquisition-related intangible assets is as follows for the years ended December 31, 2003 and 2004 (in thousands):

	Gross Carrying Amount			Accumulated Amortization				Net Book Value
	December 31, 2003	Impairments	December 31, 2004	December 31, 2003	Additions	Impairments	December 31, 2004	December 31, 2004
Amortized intangible assets:
Core Technology	$26,531	$(21,966)	$4,565	$(8,718)	$(5,307)	$14,025	$—	$4,565
Developed Technology	29,036	(29,036)	—	(19,063)	(8,970)	28,033	—	—
Customer Relationships	8,995	(8,117)	878	(4,247)	(2,998)	7,245	—	878
Patents	3,439	—	3,439	(1,549)	(641)	—	(2,190)	1,249

Total	$68,001	$(59,119)	$8,882	$(33,577)	$(17,916)	$49,303	$(2,190)	$6,692

Unamortized intangible assets
Tradename	$5,909	$(2,417)	$3,492

        Core technology and patents related to the merger with Proxim, Inc. totaled $163,000 and $1.2 million respectively, and are being amortized on a straight-line basis over their estimated useful life of 5 years.

        Core technology and customer relationships related to the acquisition of the 802.11 WLAN systems business of Agere totaled $4.4 million and $878,000 respectively, and are being amortized on a straight-line basis over an estimated useful life of 5 years and 3 years, respectively. The fair value assigned to the tradename less impairment totaled $3.5 million and because the Company will continue to use the ORiNOCO tradename the intangible asset will not be amortized.

        The Company expects amortization expense of intangible assets to be $3.4 million in fiscal 2005, $2.3 million in fiscal 2006 and $1.0 million in fiscal 2007, at which time intangible assets will be fully amortized assuming no future impairments of those intangible assets or additions as a result of acquisitions.

Note 6 — Purchased In-Process Research and Development

        Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility.

        The amount expensed to purchased in-process research and development in the third quarter of 2002 related to next generation Enterprise Access Points, Radio Backbone Systems, Broadband Gateways and Network Management products acquired in the acquisition of Agere's 802.11 WLAN systems business. The amount expensed to purchased in-process research and development in the second quarter of 2002 related to technology for next generation ASICs acquired in the nBand acquisition. The amount expensed to purchased in-process research and development in the first quarter of 2002 related to 802.11a and HomeRF 2.0 wireless networking products acquired in the Proxim, Inc. merger. The following table summarizes the key assumptions underlying the valuation for the Company's purchase transactions completed during the year ended December 31, 2002 (in thousands):

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

Note 7 — Balance Sheet Components

	December 31,
	2004	2003
	(In thousands)
Investments:
Time deposits	$20	$1,254
Less: long-term restricted portion	(20)	(1,254)

Current portion	$—	$—

Accounts receivable, net:
Gross accounts receivable	$20,801	$34,345
Less: deferred revenue	(5,987)	(10,599)
Allowances for bad debts, sales returns and price protection	(8,764)	(9,785)

	$6,050	$13,961

Inventory:
Raw materials	$2,569	$4,238
Work-in-process	1,512	1,282
Finished goods	5,738	8,223
Consignment inventories	3,201	6,196

	$13,020	$19,939

Property and equipment, net:
Computer and test equipment	$11,836	$11,427
Furniture and fixtures	201	194
Leased assets	2,987	2,942
Leasehold improvements	438	438

	15,462	15,001
Less: accumulated depreciation and amortization	(9,481)	(7,479)

	$5,981	$7,522

Intangible assets, net:
Core technology	$4,565	$26,531
Developed technology	—	29,036
Customer relationships	878	8,995
Tradename	3,492	5,909
Patents	3,439	3,439

	12,374	73,910
Less: Accumulated amortization	(2,190)	(33,577)

	$10,184	$40,333

Other accrued liabilities:
Restructuring accruals, current portion	$3,659	$7,144
Accrued interest on convertible promissory notes	—	3,247
Accrued interest on convertible bridge notes	645	—
Accrued unconditional purchase order and project commitments	746	1,284
Accrued compensation	3,473	3,402
Accrued warranty costs	1,199	1,395
Deferred revenue	3,784	—
Professional fees	1,245	1,240
Other accrued liabilities	5,266	3,092

	$20,017	$20,804

        Depreciation expense was $2.3 million, $3.0 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Property and equipment includes $3.0 million and $2.9 million of computer equipment under capital leases at December 31, 2004 and 2003, respectively. Accumulated amortization of assets under capital leases totaled $836,000 and $178,000 at December 31, 2004 and 2003, respectively.

        The following is a summary of the movements in allowance for bad debt, sales returns and discounts and product warranty costs during the year ended December 31, 2004 and 2003 (in thousands):

	Allowance for Bad Debt, Sales Returns and Discounts		Product Warranty Costs
	2004	2003	2004	2003
Balance as of January 1	$9,785	$7,500	$1,395	$2,041
Additional provision	17,038	10,590	990	207
Settlements made during the period	(18,059)	(8,305)	(1,186)	(853)

Balance as of December 31	$8,764	$9,785	$1,199	$1,395

Note 8 — Impairment of Loan to Officer

        The Company had guaranteed up to $5 million of obligations of an officer of the Company, with respect to a margin loan with an investment bank that he established prior to 2001. On October 15, 2002, the investment bank called the Company's guaranty of $5 million. The Company continues to seek repayment from the former officer under a Reimbursement and Security Agreement. In this regard, in January 2003, the former officer made a cash payment of $0.5 million to the Company. The Company assessed the recoverability of the remaining balance of the loan with respect to the former officer's current financial position and recorded an impairment charge of $4.5 million in the fourth quarter of 2002. This impairment charge does not constitute forgiveness of the former officer's indebtedness to the Company. Future payments by the former officer under the Reimbursement and Security Agreement will be recorded as income in the period cash is received.

Note 9 — Revenue Information and Concentration of Credit Risks

        The Company's products are grouped into two product lines: WWAN and WLAN product lines. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes products based on 802.11 standard-based and ORiNOCO products and license revenue. Prior to the March 26, 2002 merger with Proxim, Inc., the Company did not have a WLAN product line. Historical WLAN revenue prior to March 26, 2002 of the former Proxim, Inc., and prior to August 5, 2002, for the ORiNOCO products acquired from Agere, are not reported in the table below. Revenue information by product line is as follows (in thousands):

	Year Ended December 31,
Product Line
	2004	2003	2002
WWAN product revenue	$62,352	$74,658	$83,799
WLAN product revenue	51,372	67,808	60,861
WLAN license revenue	—	6,000	—

Total revenue	$113,724	$148,466	$144,660

        The Company sells its products worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in two geographic regions: North America and International. Revenue outside of the North America consists primarily of export sales denominated in United States dollars. Disaggregated financial information regarding the Company's revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
Geographical Region
	2004	2003	2002
North America product revenue	$64,920	$82,023	$89,890
North America license revenue	—	6,000	—
International product revenue	48,804	60,443	54,770

Total revenue	$113,724	$148,466	$144,660

        The following table summarizes each customer, which accounted for more than 10% of the Company's total revenue each year:

	Year Ended December 31,
	2004	2003	2002
Tech Data Corporation	15.5%	13.9%	*
Winncom Technologies	14.2%	*	*
Comstor	*	*	23.0%

*    Customer accounted for less than 10% of total revenue in the respective fiscal year.

        As of December 31, 2004 and 2003, approximately 55% and 57% of accounts receivable, respectively, were concentrated with ten customers.

Note 10 — Provision for Excess and Obsolete Inventory

        The Company provides for inventory allowance based on excess and obsolete inventories determined primarily by the current 12-month sales demand forecasts. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. The allowance is measured for each specific product family as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to provision for excess and obsolete inventory, which is a component of the Company's cost of sales. Charges for excess and obsolete inventory during year ended December 31, 2004 amounted to $3.9 million.

        During the year ended December 31, 2004, the Company recorded a restructuring benefit from excess and obsolete inventory of $820,000 due to reversal of commitments that had been settled with the contract manufacturers for less than the Company's initial estimate for adverse purchase order commitments recorded in 2002.

        During the year ended December 31, 2003, the Company recorded a $22.5 million restructuring provision for excess and obsolete inventory as part of the Company's restructuring activities. To mitigate the component supply constraints that have existed in the past, the Company had built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

  •
  A sudden and significant decrease in demand for certain Lynx and Tsunami license-exempt point-to-point, products based on 802.11a standard and Harmony products;

  •
  Notification from customers that they would not be ordering as much as they had previously indicated;

  •
  Continued decline in the demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry;

  •
  Continued increase in competition for wireless networking products, particularly related to home networking and enterprise LANs; and

  •
  Management's strategy to discontinue products, and in certain cases replace those products with newer or redesigned products.

        The following is a summary of the movements in the reserve for excess and obsolete inventory during the year ended December 31, 2003 and 2004 (in thousands):

Balance as of December 31, 2002	$32,845
Restructuring reserve for excess and obsolete inventory	22,549
Inventory scrapped	(50,322)

Balance as of December 31, 2003	5,072
Provision for excess and obsolete inventory	3,933
Inventory scrapped	(2,100)

Balance as of December 31, 2004	$6,905

        The Company does not currently anticipate that the excess inventory subject to this reserve will be used at a later date based on the current 12-month forecast.

Note 11 — Restructuring Charges for Severance and Excess Facilities

        Prior to the Company's adoption of SFAS No. 146 on January 1, 2003, the Company accounted for restructuring charges under the provisions of Emerging Issues Task Force ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin ("SAB") No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

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

        During the year ended December 31, 2003, the Company recorded restructuring charges of $7.3 million, consisting of $24.8 million of cash provisions and $3.3 million of non-cash provisions for abandoned property and equipment, partially offset by a $20.8 million net reversal of restructuring accruals. The $24.8 million of cash provisions consisted of $12.7 million of operating lease commitments, less estimated future sublease receipts, and exit costs of certain closed facilities, $9.1 million of severance payments for 111 employees and $0.6 million of consulting fees. The $20.8 million net reversal of restructuring accruals represented the reversal of $27.8 million of previously recorded lease obligation restructuring reserves, partially offset by the write-down of fair value of an asset held for sale of $6.9 million. The Company reversed a total of $27.8 million of restructuring reserves, of which $26.8 million related to buying, terminating and selling the leased property in Sunnyvale, California during the fourth quarter of 2003. The Company reversed an additional $1.0 million of previously recorded restructuring reserves related to another building lease in Sunnyvale as a result of a reduction of the lease commitments agreed to with the lessor.

        During the year ended December 31, 2004, the Company recorded restructuring charges of $2.1 million, consisting of $2.0 million of cash provisions and $0.1 million of non-cash provisions for abandoned property and equipment. The $2.0 million of cash provisions consisted of $1.7 million of operating lease commitments, less estimated future sublease receipts and exist costs related to a portion of the Sunnyvale facility, which was closed in the first quarter of 2004, and $323,000 of severance payments for five employees. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets, or it takes longer than expected, or if the Company is unable to sublease these facilities, the actual costs to close these facilities could exceed the original estimates, and additional restructuring charges totaling $2.5 million could result.

        The following table summarizes the restructuring activities during the years ended December 31, 2002, 2003 and 2004 (in thousands):

	Severance	Facilities	Asset Held for Sale	Other	Total
Balance as of December 31, 2001	$198	$52	$—	$180	$430
Reclassifications among categories	—	180	—	(180)	—
Balance acquired with Proxim, Inc.	—	1,066	—	—	1,066
Provision charged to operations	7,395	33,080	—	2,702	43,177
Non-cash charges utilized	—	—	—	(2,405)	(2,405)
Cash payments	(7,593)	(3,928)	—	(297)	(11,818)

Balance as of December 31, 2002	—	30,450	—	—	30,450
Provision charged to operations	9,071	12,743	6,925	3,904	32,643
Reversal of previously recorded provision	—	(27,764)	—	—	(27,764)
Non-cash charges utilized	—	—	—	(3,304)	(3,304)
Cash payments	(5,451)	(3,845)	(9,966)	—	(19,262)
Proceeds from sale of asset held for sale, net	—	—	3,041	—	3,041

Balance as of December 31, 2003	3,620	11,584	—	600	15,804
Provision charged to operations	323	1,653	—	119	2,095
Non-cash charges utilized	—	—	—	(119)	(119)
Cash payments	(3,827)	(3,317)	—	—	(7,144)

Balance as of December 31, 2004	$116	$9,920	—	$600	$10,636

        The restructuring accruals were presented on the balance sheet as follows (in thousands):

	December 31,
	2004	2003
Restructuring accruals
Current	$3,659	$7,144
Long-term	6,977	8,660

Total restructuring accruals	$10,636	$15,804

Note 12 — Loss on Early Extinguishment of Debt

        Upon stockholders' approval in December 2003, the Notes of $30 million were modified to include (1) warrants to purchase 2.4 million shares of common stock; and (2) a right to convert to Series B preferred stock at the option of the investors. The Company determined under Emerging Issues Task Force 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," that the modification was made with substantially different terms and a debt extinguishment resulted. Accordingly, the December Note instrument was recorded at fair value and that amount was used to determine the debt extinguishment loss to be recognized and the effective rate of the new instrument. The warrants were also recorded at fair value (See Note 20 to the consolidated financial statements for details). A loss on debt extinguishment of $22.2 million was recorded in the fourth quarter of 2003.

Note 13 — Income Taxes

        The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against deferred tax assets that are not likely to be realized.

        The components of the provision (benefit) for income taxes for the years ended December 31, 2004, 2003, and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
Current
Federal	$—	$—	$—
Foreign	799	—	—
State	—	—	—

	799	—	—
Deferred
Federal	—	—	2,067
Foreign	—	—	—
State	—	—	1,157

	—	—	3,224

	$799	$—	$3,224

        The provision for income taxes differs from the amounts, which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Provision at federal statutory rate of 35%	$(16,775)	$(44,604)	$(82,819)
Foreign earnings	410	—	—
State income taxes, net of federal benefits	—	110	(12,069)
Goodwill impairment and amortization of intangible assets	—	—	36,860
Amortization of deferred stock compensation	—	—	299
In-process research and development	—	—	5,635
Change in valuation allowance	17,053	44,179	52,695
Research and development tax credits	—	—	(500)
Other	111	315	3,123

Total provision for taxes	$799	$—	$3,224

        The major components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Inventory write-down	$2,814	$2,066
Goodwill and other intangibles assets	16,387	8,830
Restructuring accruals	2,843	6,963
Accrued royalties	7,419	10,961
Other reserves and accruals	7,739	9,805
Net operating losses	107,702	87,131
Research and development credit and other credits	9,023	9,023

Gross deferred tax asset	153,927	134,779
Valuation allowance	(153,927)	(134,779)

Net deferred tax asset	$—	$—

        As of December 31, 2004, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $288.6 million and $89.2 million, respectively. If not utilized, these net operating loss carryfowards will begin to expire at various dates between 2006 and 2024. The Company's federal and state research tax credit carryforwards for income tax purposes are approximately $5.1 million and $3.8 million, respectively. If not utilized the federal tax credit carryforwards will begin to expire in 2012. The Company has a valuation allowance of approximately $153.9 million as of December 31, 2004 for deferred tax assets because of uncertainty regarding their realization.

        Deferred tax assets of approximately $16.4 million as of December 31, 2004 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision.

        The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests.

Note 14 — Induced Conversion Charge

        As described under Note 1, Liquidity and Significant Events, upon stockholders' approval in October 2004, the Investors surrendered all of their Series A Preferred Stock, all of their Series B Preferred Stock and all of their warrants to purchase the Company's Class A common stock for 16.4 million shares of Class A common stock and 400,000 shares of Series C Preferred Stock. The Company evaluated the Exchange under Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings per Share of the Redemption or Induced Conversion of Preferred Stock," with the assistance of a third-party valuation consulting firm and recorded a $44.0 million induced conversion charge in the quarter ended December 31, 2004 related to the excess of the fair value of the Class A common stock issued in the transaction to the holders of the preferred stock over the fair value of the securities issuable pursuant to the original conversion terms. This induced conversion charge increased the net loss to arrive at net loss attributable to common stockholders in the calculation of net loss per share attributable to common stockholders.

Note 15 — Interest Expense, Net and Other Income, Net

        The following table summarized the components of interest expense, net (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest (expense) reversal on royalty charges relating to Symbol litigation	$2,946	$(3,037)	$—
Interest expense on convertible notes	(5,808)	(3,252)	—
Interest expense on convertible bridge notes	(645)	—	—
Interest expense on Series C mandatorily redeemable preferred stock	(671)	—	—
Other interest expense, net	(228)	(1,051)	(85)

	$(4,406)	$(7,340)	$(85)

        The following table summarized the components of other income, net (in thousands):

	Year Ended December 31,
	2004	2003	2002
Amortization of debt discount and issuance costs	$(8,382)	$(605)	$—
Revaluation of common stock warrants	21,800	400	—
Gain (loss) on sale of short-term investment	(308)	377	—

	$13,110	$172	$—

Note 16 — Net Loss Per Share Attributable to Common Stockholders

        Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, "Earnings Per Share." The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2004, 2003 and 2002 (in thousands except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders	$(99,733)	$(133,743)	$(244,480)
Weighted average common shares outstanding	15,539	12,166	10,512

Net loss per share — basic and diluted	$(6.42)	$(10.99)	$(23.26)

Potentially dilutive shares not included in the calculation because they are antidilutive	2,669	15,022	7,467

        For the years ended December 31, 2004, 2003 and 2002, basic net loss per share under SFAS No. 128 was computed using the weighted average number of shares outstanding during the period. Diluted net loss per share was determined in the same manner as basic earnings per share except that the number of shares was increased assuming dilutive stock options and warrants using the treasury stock method. For the years ended December 31, 2004, 2003 and 2002, the incremental shares from the assumed exercise of stock options and warrants were not included in computing diluted per share amounts as the effect would be antidilutive. For the years ended December 31, 2004, 2003 and 2002, options to purchase 2,404,344, 2,823,814 and 3,036,781 shares of common stock were excluded from the diluted net loss per share calculations. For the years ended December 31, 2004, 2003 and 2002 warrants to purchase 265,131, 4,478,477 and 1,970,477 shares of common stock were excluded from the diluted net loss per share calculations. For the years ended December 31, 2004, 2003 and 2002, zero, 7,719,576 and 2,459,269 shares of Common Stock assuming conversion of Series A and Series B Preferred Stock and convertible notes were excluded from the diluted net loss per share calculations.

Note 17 — Convertible Promissory Notes

        On July 22, 2003, the Investors agreed to collectively invest an aggregate of $30.0 million and potentially up to an aggregate of $40.0 million in the Company. On July 30, 2003, the Company issued short-term secured exchangeable promissory notes bearing interest at 25% per annum pursuant to the securities purchase agreement dated July 22, 2003. On October 21, 2003, the Company amended and restated its securities purchase agreement (the "Amended Agreement") with the Investors and its $30.0 million short-term secured promissory notes issued to these Investors on July 30, 2003. The amended and restated secured exchangeable promissory notes (the "Amended Notes") continued to bear interest at 25% per annum, subject to increase on an event of default or other events.

        At the option of the Investors and subject to the approval of the Company's stockholders, the Amended Notes were exchangeable for shares of the Company's Series B Preferred Stock with an aggregate initial liquidation preference equal to the principal amount of the exchanged indebtedness, plus accrued but unpaid interest, at the conversion price of $100.00 per share. The liquidation preference on the Amended Notes accreted at 14% per annum, compounded quarterly, through the seventh anniversary of the date on which the Company first issued shares of the Series B Preferred Stock, or the Series B Preferred Stock original issue date. Upon issuance, the Series B Preferred Stock also was entitled to per share weighted average conversion price adjustments for dilutive issuances and subscription rights in certain equity financings.

        Subject to the approval of its stockholders, the Company agreed to issue to the Investors warrants to purchase 1.8 million and 0.6 million shares of Class A common stock at an exercise price of $14.60 and $15.30 per share, respectively (collectively, the "Series B Warrants"). The Investors also agreed to make available to the Company an additional $10.0 million, issuable in exchange for senior secured exchangeable promissory notes (the "New Notes," and together with the Amended Notes, the "Notes"), at the Company's election (the "Call Right").

        At a special meeting of stockholders held on December 12, 2003, the Company's stockholders approved the Company's ability to issue to the Investors: (i) shares of the Company's Series B Preferred Stock upon exercise of each Investor's right to exchange the Notes, plus accrued but unpaid interest thereon, as well as upon each Investor's exercise of the right to exchange any New Notes that the Company might issue to the Investors, plus accrued but unpaid interest thereon; and (ii) the Series B Warrants. Following the receipt of stockholder approval, the Company issued the Series B Warrants to the Investors on December 12, 2003. In accordance with the terms of the Amended Agreement, the Company exercised its Call Right and on December 19, 2003, the Company issued the New Notes to the Investors in exchange for an additional investment of $10 million.

        On July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes plus accrued but unpaid interest thereon of $49,059,990, for 490,599 shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes. The exchange relieved the Company from the requirement to repay the Notes on their maturity date of September 30, 2004.

Note 18 — Convertible Bridge Notes

        As of December 31, 2004, the Company had outstanding secured convertible bridge notes ("Bridge Notes") of $10 million which were issued on July 30, 2004. The Bridge Notes bear interest at 15 percent per annum and are due on June 30, 2005. In accordance with the terms of the Bridge Notes, all principal and accrued interest will convert into Class A common stock and/or warrants to purchase Class A common stock, at the same price and upon the same terms and conditions offered to other investors, if prior to June 30, 2005 the Company closes a financing transaction with gross proceeds of $20.0 million or more through a sale of its Class A common stock and/or warrants to purchase Class A common stock. If such a financing transaction does not occur, the Bridge Loan becomes due and payable by its terms on June 30, 2005, or upon an earlier change in control, liquidation event, or material asset sale. In the event of a change in control or material asset sale prior to our closing such Common Stock transaction, the principal amount of the Bridge Notes automatically will increase to $15.0 million, which will become immediately repayable together with accrued but unpaid interest on the $10.0 million principal amount as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, the Company will be required to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes.

Note 19 — Mandatorily Redeemable Preferred Stock

        As described under Note 1, Liquidity and Significant Events, on July 27, 2004, subject to the approval of the Company's stockholders, the Investors agreed to surrender all of their Series A Preferred Stock, all of their Series B Preferred Stock, and all of their warrants to purchase the Company's Class A common stock in exchange for an aggregate of 16.4 million shares of Class A common stock and 400,000 shares of the Company's newly issued Series C Preferred Stock (the "Exchange"). At a special meeting of stockholders held on October 21, 2004, the Company's stockholders approved the Exchange and the Investors surrendered all of their Series A Preferred Stock, all of the Series B Preferred Stock and all of their Class A common stock warrants. As of December 31, 2004, Mandatorily Redeemable Preferred Stock consisted of the following:

	Authorized	Issued and Outstanding	Liquidation Preference
Series A	3,000,000	—	$—

Series B	540,000	—	—

Series C	400,000	400,000	40,671,000

			$40,671,000

  Series A Mandatorily Convertible Preferred Stock ("Series A Preferred Stock")

        In August 2002, in connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., Warburg Pincus and BCP Capital agreed to collectively invest $75.0 million in the Company. These investors received 1,640,000 shares of Series A Preferred Stock in the amount of approximately $41.0 million, with a conversion price of approximately $30.60 per share, and warrants to purchase approximately 0.67 million shares of our Class A common stock valued at $12.3 million. The value of the warrants was recorded as a reduction of the Series A Preferred Stock carrying value and recorded as additional paid-in capital. A deemed preferred stock dividend representing the beneficial conversion feature of the Series A Preferred Stock of $2.7 million was also recorded to increase the loss attributable to holders of the Company's Class A common stock.

        Upon receipt of approval of the Company's stockholders at a special meeting held on October 8, 2002, the notes issued to these investors were converted into 1,360,000 shares of Series A Preferred Stock and the Company granted to these investors additional warrants to purchase approximately 0.56 million shares of the Company's Class A common stock value at $1.7 million. In total, the investors were granted warrants to acquire 1.2 million shares of Class A common stock for approximately $30.60 per share value at $14.0 million.

        The issuance of Series A Preferred Stock, convertible notes and related warrants and the subsequent conversion, accretion and interest accrual were recorded through December 31, 2004 as follows (in thousands):

	Convertible Notes	Series A Preferred Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit
Issuance of Series A Preferred Stock	$—	$41,000	$—	$—
Issuance of convertible notes	34,000	—	—	—
Issuance of warrants	—	(13,993)	13,993	—
Conversion of convertible notes	(34,000)	34,000	—	—
Deemed Preferred Stock dividend	—	—	2,740	(2,740)
Accretion of Preferred Stock redemption obligations	—	2,936	(1,046)	(1,890)
Accrued interest on convertible notes payable in Preferred Stock	—	469	—	—

Balance as of December 31, 2002	—	64,412	15,687	(4,630)
Accretion of Preferred Stock redemption obligations	—	9,168	(2,865)	(6,303)

Balance as of December 31, 2003	—	73,580	12,822	(10,933)
Accretion of Preferred Stock redemption obligations	—	7,714	(2,254)	(5,460)
Conversion of Series A Preferred Stock to common stock	—	(81,294)	81,294	—

Balance as of December 31, 2004	$—	$—	$91,862	$(16,393)

  Series B Mandatorily Convertible Preferred Stock ("Series B Preferred Stock")

        On July 30, 2004, the Investors exchanged the aggregate principal amount of the Notes plus accrued but unpaid interest thereon of $49,059,990, for 490,599 shares of Series B Preferred Stock, in accordance with the existing terms and conditions of the Notes (Note 17). The issuance of the Notes and the subsequent conversion, accretion and interest accrual were recorded through December 31, 2004 as follows (in thousands):

	Convertible Notes	Series B Preferred Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit
Issuance of convertible notes	$40,000	$—	$—	$—
Debt discount	(5,565)	—	—	—
Amortization of debt discount costs	300	—	—	(300)

Balance as of December 31, 2003	34,735	—	—	(300)
Amortization of debt discount costs	5,265	—	—	(5,265)
Accrued interest on convertible notes payable in Preferred Stock	9,060	—	—	(9,060)
Conversion of convertible notes	(49,060)	49,060	—	—
Issuance cost	—	(521)	—	—
Accretion of Series B Preferred Stock redemption obligations	—	1,546	—	(1,546)
Conversion of Series B Preferred Stock to common stock	—	(50,085)	50,085	—

Balance as of December 31, 2004	$—	$—	$50,085	$(16,171)

  Series C Mandatorily Redeemable Preferred Stock ("Series C Preferred Stock")

        The issuance of Series C Preferred Stock and the interest accrual was recorded through December 31, 2004 as follows (in thousands):

	Series C Preferred Stock	Accumulated Deficit
Issuance of Series C Preferred Stock	$40,000	$—
Accretion of Preferred Stock redemption obligations	671	(671)

Balance as of December 31, 2004	$40,671	$(671)

        The holders of Series C Preferred Stock are not entitled to voting rights or to receive dividends but have various rights and preferences as follows:

        Liquidation Preference.    The initial liquidation preference for the shares of Series C Preferred Stock is $100.00 per share. The liquidation preference accretes at 8.75% per annum, compounded quarterly, through October 22, 2012. The liquidation preference is subject to adjustment in the event the Company undertakes a business combination or other extraordinary transaction, or it is liquidated or dissolved. In the event of a change of control transaction or material asset sale after the Series C Preferred Stock original issue date, the liquidation preference automatically increases to include eight full year of accretion at 8.75% per annum.

        Mandatory Redemption.    On October 22, 2012, the Company is required to redeem all outstanding shares of Series C Preferred Stock at its fully accreted value of approximately $80 million. Upon an earlier change of control transaction or material asset sale after the Series C Preferred Stock original issue date, the Series C Preferred Stock will become redeemable at a liquidation preference of approximately $80 million as if it had fully accreted through the eighth anniversary of the Series C Preferred Stock original issue date.

        Optional Redemption.    At any time prior to October 22, 2012, the Company has the right at its option to redeem all outstanding shares of Series C Preferred Stock at a price per share in cash equal to the liquidation preference as if the Series C Preferred Stock had fully accreted through the eighth anniversary of the Series C Preferred Stock original issue date. Additionally, the Company has the right at its option to redeem all outstanding shares of Series C Preferred Stock (i) at any time prior to, and including, the third anniversary of the Series C Preferred Stock original issue date at a price per share in cash equal to its then accreted liquidation preference, if the market price of the Company's Class A common stock has been higher than $22.50 for a period of forty-five (45) consecutive trading days prior to the date that notice of redemption is given to the Investors or (ii) at any time following the third anniversary of the Series C Preferred Stock original issuance date at a price per share equal to its then accreted liquidation preference if the market price of the Company's Class A common stock has been higher than $20.00 for a period of forty-five consecutive trading days prior to the date that notice of redemption is given to the Investors.

Note 20 — Stockholders' Deficit

  Common Stock

        The Company's authorized common stock consists of Class A and Class B common stock. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the election of the stockholder or, prior to the Company's initial public offering, upon such event.

        In conjunction with the recapitalization transaction in 1999 the Company repurchased 4,200,000 shares of Class B common stock for $21.0 million from Glenayre Technologies Inc. and held these shares as treasury stock.

        Simultaneously with the closing of the Company's initial public offering, all of the Company's then outstanding 3,800,000 shares of Class B common stock and 4,200,000 shares of Class B treasury stock were automatically converted into 3,800,000 shares of Class A common stock and 4,200,000 shares of Class A treasury stock, respectively.

        On March 26, 2002 the Company acquired Proxim, Inc. for 5,950,650 shares of Class A Common Stock.

        As of December 31, 2004, the Company had 32,972,511 shares of Class A Common Stock issued and outstanding and 4,218,553 shares of Class A treasury stock.

  Note Receivable from Stockholders

        As of December 31, 2003, the Company had notes receivable from stockholders of $711,000, representing common stock that had been issued during 2002 to former officers and employees of the former Western Multiplex Corporation in exchange for promissory note agreements. During the fourth quarter of 2004, the Company recorded a reserve of $182,000 for the recoverability of these notes after an assessment on the collectibility of the notes was made. The remaining balance of $529,000 is recorded as contra-equity in the Company's stockholders' deficit.

  Warrants

	Warrants for Class A Common Stock	Exercise Price per Share	Total Number of Shares Issuable Upon Exercise of Warrants
Balance at December 31, 2001	2,916	$96.10 – $140.10	2,916
Issuance of warrants in connection with merger with Proxim, Inc.	222,888	$68.50 – $132.30	222,888
Issuance of warrants in connection with financing arrangements	1,813,346	$20.68	1,813,346
Warrants expired	(68,673)	$119.10 – $132.30	(68,673)

Balance at December 31, 2002	1,970,477	—	1,970,477
Issuance of warrants in connection with licensing and distribution agreement	108,000	$23.40	108,000
Issuance of warrants in connection with financing arrangements	1,800,000	$14.60	1,800,000
Issuance of warrants in connection with the financing arrangements	600,000	$15.30	600,000

Balance at December 31, 2003	4,478,477	—	4,478,477
Surrender of warrants in connection with financing restructure (Note 1)	(4,213,346)	$14.60 – $30.60	(4,213,346)

Balance at December 31, 2004	265,131	—	265,131

*
The above table has been restated to reflect antidilution adjustments in accordance with the terms of the warrants.

        In connection with a new operating lease entered into in September 2000, the Company issued 2,500 warrants to the lessor in November 2000. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of $140.10 per share. These warrants are exercisable during the period beginning on January 1, 2001 and ending on December 1, 2005. The Company estimated the fair value of the warrants using the Black-Scholes option valuation model and determined the compensation expense throughout the life of the lease to be immaterial.

        In connection with the acquisition of WirelessHome Corporation, the Company assumed a warrant to purchase 416 shares of the Company's Class A common stock at an exercise price of $96.10 per share. These warrants will expire on December 16, 2009.

        In connection with the acquisition of Proxim, Inc., the Company assumed warrants to purchase 36,280, 32,393 and 154,215 shares of the Company's Class A common stock at an exercise price of $119.10 and $132.30 and $68.50 per share, respectively. These warrants expire on April 28, 2002, June 2, 2002 and November 27, 2005. As of December 31, 2004 154,215 warrants were outstanding.

        In connection with the acquisition of the 802.11 WLAN systems business of Agere Systems, Inc., the Company issued to Warburg Pincus and BCP Capital warrants to purchase an aggregate of 1,227,134 shares of the Company's Class A common stock. The Company issued an aggregate of 586,212 warrants to purchase the Company's Class A common stock as a result of antidilution adjustments in connection with the issuance by the Company in 2003 of $30.0 million of the Company's Subordinated Secured Promissory Notes and the July 30, 2004 issuance by the Company of 490,599 shares of Series B Preferred Stock. Each new warrant is convertible into one share of Class A common stock of the Company at an exercise price of approximately $30.60 per share. The Company has estimated the fair value of the warrants using the Black-Scholes option valuation model totaling $14.0 million. These warrants with the expiration date of August 5, 2007 were surrendered in October 2004 in connection with the financing restructure described in Note 1.

        In connection with a three-year licensing and distribution agreement entered into with Motorola, Inc. on September 8, 2003, the Company issued to Motorola a fully vested warrant to purchase 108,000 shares of the Company's common stock at an exercise price of $23.40 per share. This warrant will expire on September 8, 2008. The Company has estimated the fair value of the warrant using the Black-Scholes option valuation model at $2.1 million. The fair value of the warrant will be amortized on a straight-line basis over the three-year term of the commercial arrangement with Motorola with periodic charges against revenue effective beginning in the quarter ended April 1, 2004.

        The following assumptions were applied when estimating the fair value of the warrants issued in the year ended December 31, 2002 and 2003 using the Black-Scholes option pricing model:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Risk-free interest rate	2.34%	3.21%
Expected life of option	5 years	5 years
Dividend yield	0%	0%
Volatility of common stock	118%	114%

        In connection with additional investments made by Warburg Pincus and BCP Capital during the year ended December 31, 2003, the Company issued to these investors warrants to purchase 1.8 million and 0.6 million shares of the Company's Class A common stock at an exercise price of $14.60 per share and $15.30 per share, respectively (see Note 17). These warrants were valued by the Company with the assistance of an independent valuation consulting firm at $22.2 million at December 12, 2003 and $21.8 million at December 31, 2003. The fair value of the warrants was recorded as long-term liability, as the warrant holders were entitled to require the Company to purchase the warrants for cash upon the occurrence of a change in control event. In connection with the financing restructure (see Note 1), the Investors surrendered these warrants on October 22, 2004. Prior to surrender, the fair value of the warrants was subject to revaluation adjustments at the end of each reporting period. The resulting gain recorded as other income in the year ended December 31, 2004 and 2003 was $21.8 million and $0.4 million, respectively.

  Deferred Stock Compensation

        In connection with the grant of certain stock options and sales of certain stock to employees and directors during fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.5 million, representing the difference between the estimated fair value of the common stock and the option exercise price of these options at the date of grant or the stock sale price at the date of sale. Such amount is presented as a reduction of stockholders' equity. The portion of deferred stock compensation associated with the stock options was amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. For the portion of deferred stock compensation associated with stock sales, the Company recorded the expense over the period the shares were vested using the accelerated method. For the year ended December 31, 2002 the Company recorded amortization of deferred compensation, net of cancellations, of $855,000.

  Employee's Stock Forward Sale Agreements

        On December 20, 2001 the Company entered into stock forward sale agreements with certain employees. Under these agreements the Company bought back 7,814 shares at $79.10 in March 2002. The Company recorded the difference between the stock price on December 20, 2001, $54.50 and the guaranteed price per share of $79.10 as stock compensation expense for a total of $192,000 in the fourth quarter of 2001. The Company recorded the difference between the stock price on March 25, 2002, $23.70 and the stock price on December 20, 2001, $54.50 as stock compensation expense for a total of $241,000 in 2002.

  Stock Option Plans

        Employee Stock Purchase Plan.    In June 2000, the Company adopted the Western Multiplex Corporation Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. An annual increase in shares reserved will occur on the first day of each of the Company's fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 as defined in the ESPP. As of December 31, 2004, 200,000 shares of Class A common stock was reserved for issuance under the ESPP.

        In August 2000, subsequent to the completion of the Company's initial public offering, the Company began to administer the plan by enrolling participants in the plan and processing payroll deductions. The first day of the offering period was August 1, 2000. The following table summarizes the Company's issuances of shares to employees participating in the ESPP:

Date	Shares	Price Per Share	Total Purchase Price
January 31, 2002	5,651	$25.20	$142,408
July 31, 2002	19,104	$21.80	$416,478
January 31, 2003	18,396	$7.14	$131,350
July 31, 2003	9,941	$7.23	$71,830
January 31, 2004	25,190	$7.77	$195,710
July 31, 2004	10,001	$7.29	$65,570

        1995 Long-Term Incentive Plan.    In connection with the acquisition of Proxim, Inc. on March 26, 2002, the Company adopted the Proxim, Inc. 1995 Long-Term Incentive Plan ("1995 Plan"). As a result, all options granted under the 1995 Plan became options to purchase shares of the Company's common stock and all available options remained available for future grants by the Company. The 1995 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units and stock unit awards to employees and officers at prices not less than 100% of the fair market value defined by the 1995 Plan of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratable over a 48-month period.

        1999 Stock Incentive Plan.    In November 1999, the Company adopted the Western Multiplex Corporation 1999 Stock Incentive Plan (the "1999 Plan") for key employees, officers, directors, and consultants. The Company has reserved for issuance 1.35 million shares of Class A common stock under the 1999 Plan. The types of awards that may be made under the 1999 Plan are incentive stock options, non-qualified options, stock appreciation rights, and other stock-based awards.

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

        Platinum IP Stock Incentive Plan.    In connection with the acquisition of WirelessHome on March 22, 2001, the Company assumed obligations under WirelessHome's Platinum IP Stock Incentive Plan ("WirelessHome Plan"). As a result, all options granted under the WirelessHome Plan became options to purchase shares of the Company's common stock. As of March 22, 2001, the Company assumed certain vested and unvested options that when exercised would result in approximately 1,440 and 11,300 shares of common stock outstanding. As a result of WirelessHome meeting the development milestones, in the fourth quarter of 2001 the Company issued 7,538 options, which were previously held in escrow to employees who were directly involved in the completion of the development milestones.

        Proxim, Inc. Stock Incentive Plans.    In connection with the acquisition of Proxim, Inc. on March 26, 2002, the Company assumed obligations under Proxim, Inc. Stock Incentive Plan ("Proxim Plan"). As a result, all options granted under the Proxim Plan became options to purchase shares of the Company's common stock. As of March 26, 2002, the Company assumed certain vested and unvested options that when exercised would result in approximately 867,965 and 729,470 shares of common stock outstanding.

        2002 Nonstatutory Merger Stock Option Plan.    In March 2002, the Company established the 2002 Nonstatutory Merger Stock Option Plan, or the 2002 Plan, and reserved 700,000 shares of Class A Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. The 2002 Plan provides for the grant of awards in the form of stock options to employees and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 36-month or 48-month period.

        2002 Acquisition Stock Option Plan.    In August 2002, the Company established the 2002 Acquisition Stock Option Plan, or the 2002 Acquisition Plan, and reserved 500,000 shares of Class A Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. The 2002 Acquisition Plan provides for the grant of awards in the form of stock options to employees and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 36-month or 48-month period.

        2000 Stock Option Plan for Non-Employee Directors.    In June 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors. The Company has reserved for issuance a maximum of 150,000 shares of common stock pursuant to the grant of non-qualified stock options to newly elected members of the board of directors who are not employees of the Company.

        The exercise price of any option granted under this plan is the per share fair market value of the Company's common stock on the date the option is granted except with respect to the initial grants made as of June 8, 2000 for which the exercise price is $85.00. An individual who becomes a director will receive an initial grant of an option to purchase 5,000 shares of the Company's common stock, which option will be immediately vested upon grant as to one-third of the shares subject to the option. The option will then become vested as to one-third of the shares on each of the first and second anniversaries of the date of the initial grant, so long as the director continues to serve on the Company's board of directors on each vesting date. In addition, so long as a director continues to serve on the Company's board of directors, the director will receive an additional option to purchase 2,500 shares, the terms of which will be the same as those described above, on the date of each annual meeting of the Company's stockholders.

        The following table summarizes stock options activity under all the Plans:

		Options Outstanding
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	372,029	1,025,866	$59.10
Authorized	3,874,423	—	—
Granted	(2,678,863)	2,678,863	44.60
Exercised	—	(68,352)	5.70
Cancelled	599,445	(599,596)	62.20
Expired	(1,172,550)	—	—

Balance at December 31, 2002	994,484	3,036,781	46.30
Authorized	300,000	—	—
Granted	(880,924)	880,924	12.00
Exercised	—	(117,869)	5.10
Cancelled	972,755	(976,022)	52.60

Balance at December 31, 2003	1,386,315	2,823,814	35.10
Granted	(540,510)	540,510	20.26
Exercised	—	(33,601)	7.87
Cancelled	926,379	(926,379)	5.26
Expired	(82,675)	—	—

Balance at December 31, 2004	1,689,509	2,404,344	$29.69

        The total number of options exercisable under all the Plans as of December 31, 2004, 2003 and 2002 was approximately 1,494,000, 1,712,000 and 1,603,000 at weighted average exercise prices of $37.29, $47.30 and $59.30, respectively. The following table summarizes options outstanding and options exercisable at December 31, 2004 under all the Plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 4.09 – $12.80	534,846	8.3	$7.34	257,976	$6.97
$13.20 – $21.70	479,991	8.8	$16.90	146,586	$16.42
$23.10 – $26.20	680,718	8.0	$25.78	383,092	$25.61
$27.45 – $47.63	479,878	6.1	$35.31	479,062	$35.32
$48.70 – $291.07	228,911	5.5	$108.55	227,661	$108.88

$ 4.09 – $291.07	2,404,344	7.6	$29.69	1,494,377	$37.29

Note 21 — Commitments and Contingencies

        The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at December 31, 2004 were as follows (in thousands):

Year ending December 31:
2005	$7,760
2006	6,738
2007	6,371
2008	6,435
2009	4,434

Total minimum lease payments	$31,738

        Total rental expenses related to these operating leases were $4.5 million, $5.2 million and $9.2 million for 2004, 2003 and 2002, respectively.

        During the years ended December 31, 2004, 2003 and 2002, the Company recorded restructuring charges totaling $19.8 million, representing committed future lease payments for closed facilities, net of estimated future sublease receipts and reversal of previously recorded provisions (see Note 11 to the consolidated financial statements).

        As of December 31, 2004 the Company had employee agreements with several of its executives and officers under which, in the event of a change of control followed by the executives' or officers' actual or constructive termination within twelve to thirteen months of the event, the executives and officers would receive an aggregate lump sum payment of $4.1 million in total.

Note 22 — Credit Facilities

        In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank (the "Lender"), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement (the "Letter Agreement") and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. The Company subsequently amended the accounts receivable financing agreement (amended, the "Amended A/R Financing Agreement") on July 25, 2003, October 31, 2003, July 31, 2004 and most recently on January 31, 2005.

        Under the Amended A/R Financing Agreement, the Company may borrow up to $20.0 million in total consisting of (i) up to $10.0 million by financing a portion of its eligible accounts receivable, primarily limited to customers in the United States and (ii) up to an additional $10 million, under which the Company is required to maintain a compensating cash balance equal to such borrowings. Under this arrangement, the Lender may agree to accept for collection through a lockbox arrangement accounts receivable from the Company, and in return the Company will receive advances from the Lender at a rate equal to 80% of accounts receivable from account debtors who are not distributors, and 50% of accounts receivable from account debtors who are distributors, subject to borrowing restrictions on most international accounts and at the discretion of the Lender. After collection of a receivable, the Lender will refund to the Company the difference between the amount collected and the amount initially advanced to the Company, less a finance charge applied against the average monthly balance of all transferred but outstanding receivables at a rate per annum equal to the Lender's prime rate plus 1.50 percentage points, or 5.75%, whichever is greater. In addition to a facility fee of $100,000, the Company must pay each month to the Lender a handling fee equal to 0.25% of the average monthly balance of transferred but outstanding receivables. The Company must repay each advance upon the earliest to occur of (i) the collection of the corresponding financed receivable, (ii) the date on which the corresponding financed receivable becomes an ineligible receivable pursuant to the terms of the Amended A/R Financing Agreement, or (iii) July 30, 2005.

        Under the A/R Financing Agreement, the Company may receive temporary advances ("Temporary Overadvances") from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement, in an amount equal to $4.0 million for advances relating to letters of credit, and the Temporary Overadvances portion of the credit facility may be used to satisfy the financial covenant to maintain at least a $4.0 million bank balance as described below. The Company may receive Temporary Overadvances under this arrangement through March 31, 2005. This Temporary Overadvances arrangement may be renewed upon agreement by both the Company and the Lender. Borrowings outstanding under Temporary Overadvances are subject to a finance charge of 1.5% per week.

        Obligations under the amended A/R Financing Agreement are collateralized by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company's obligations to the funds affiliated with Warburg Pincus and BCP Capital pursuant to the Bridge Notes issued July 30, 2004. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants, bankruptcy and insolvency events, defaults under certain of the Company's other obligations and the occurrence of a material adverse change in the Company's business.

        Under the Amended A/R Financing Agreement, the financial covenants require the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million, which may be satisfied by either (i) maintaining cash balances on deposit with Silicon Valley Bank at or in excess of $4.0 million; (ii) borrowing against its eligible accounts receivable under the Amended A/R Financing Agreement; or (iii) utilizing the available borrowing capacity from the Temporary Overadvances portion of this credit facility. If the Company fails to meet this requirement, the Company may still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company's current liabilities of at least 5.0 to 1. In addition, the Company is required to maintain restricted cash balances to the extent that the Company's outstanding letters of credit exceed $4.0 million. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender has the right to offset such cash, cash equivalents and investments against the Company's obligations owing to the Lender. As of December 31, 2004, the Company complied with all of the financial covenants under this agreement.

        As of December 31, 2004, $3.0 million borrowings were outstanding under the Amended A/R Financing Agreement and were repaid in January 2005. In addition, the Company had outstanding letters of credit totaling $3.1 million and $3.9 million under this credit facility at December 31, 2004 and 2003, respectively.

        In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a direct leasing or sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement and through a direct leasing arrangement during the third and fourth quarters of 2003. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets capitalized in connection with this agreement as of December 31, 2004 was $2.2 million. Future minimum lease payments under noncancellable capital leases at December 31, 2004 were as follows (in thousands):

Year ending December 31:
2005	$913
2006	46

Total minimum lease payments	959
Less: amounts representing interest	17

Present value of future minimum lease payments	942
Less: current portion	893

Capital lease obligations, long-term portion	$49

        The Company had been seeking to renegotiate a material lease on a building in Sunnyvale, California that was in excess of the requirements of the business for the foreseeable future. This building was vacated in July 2002, and the net expected lease costs were included in the restructuring charge recorded in the second quarter of 2002, totaling approximately $29.0 million through the expiration of the lease in 2010, net of expected sublease proceeds. The rent rates of this lease were substantially greater than the current local market lease rates, and this unused space represented a negative cash flow of approximately $800,000 per quarter. The Company was not able to sublease the building since it was vacated in July 2002. Since November 2002, the Company ceased making direct lease payments, and the building owner utilized the Company's cash security deposit to cover the monthly payments and other lease charges. On July 21, 2003, the Company entered into a letter agreement (as subsequently amended and restated by that certain Purchase Agreement dated September 11, 2003) to buy the leased property and terminate the lease on or before September 12, 2003. On September 12, 2003, the Company paid approximately $10.0 million to consummate the transaction. Transaction costs included cash consideration of $6.0 million to the building owner, $3.2 million to pay off the mortgage obligation secured by the leased property, $577,000 for prepayment premium, and a total of approximately $200,000 for closing costs and operating costs incurred by the building owner between the date of the letter agreement and the closing. As a result of consummating the transaction, the Company reversed $26.8 million of previously recorded lease obligation restructuring reserves that are no longer required.

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

Note 23 — Legal Proceedings

        Patent and other litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company.

  Active Technology Corporation

        On February 10, 2004, the Company received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of the Company's products. The complaint alleges, among other things, that the Company sold to Active certain defective products, which Active in turn subsequently sold to the Company's customers. Active seeks damages of 559.2 million Japanese yen, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of 559.2 million Japanese yen against outstanding accounts payable by Active of 175.3 million Japanese yen to the Company, resulting in a net claim against Proxim Corporation of 383.9 million Japanese yen. Translated into U.S. dollars on March 2, 2005, Active's net claim is approximately $3.6 million. On October 5, 2004, a hearing was held in the matter and the Company filed a counterclaim for $2.3 million plus interest for outstanding amounts owed the Company. Additional hearings were held on January 11, 2005 and February 22, 2005. At the present time, it is not possible to comment upon the likelihood of a favorable or unfavorable outcome of the litigation. The Company will continue to defend ourselves vigorously against this lawsuit.

  Top Global Technology Limited

        On or about March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited ("Top Global"), a distributor for Agere Systems Singapore. The Company's demurrer to Top Global's complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global's lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, "Agere") and the Company in the Superior Court for the State of California, County of Santa Clara. Top Global claims that it is entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company's decision to discontinue a product line that the Company purchased from Agere in August 2002. The amended complaint asks the court to determine whether Agere or the Company are responsible for accepting the product return and issuing a $1.2 million credit and also alleges breach of contract. The Company answered the amended complaint and asserted several defenses to Top Global's claims. In January 2004, the parties mediated this dispute but were unable to reach a settlement. In March 2004, the Court dismissed the contract claims against Agere but at the same time granted Top Global's motion for leave to amend the Company's complaint to allege a fraud claim against Agere. Top Global subsequently amended its complaint to allege a claim of fraud against Agere. In September 2004, Top Global voluntarily dismissed Agere from the case, leaving the Company as the only defendant. Also in September 2004, the Company moved for summary judgment on all counts on the grounds that the Company us not an assigned of or party to the contract upon which Top Global based its claims. On January 18, 2005, the Court granted the Company's motion for summary judgment. The distributor's time to file a notice of appeal has not expired. In the event the distributor appeals, the Company will continue to defend ourselves vigorously against the lawsuit.

  Symbol Technologies, Inc.

        On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims.

        On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit Symbol. On Symbol's claims of patent infringement, the jury found that certain of our products infringe two Symbol's patents and assessed a 6% royalty on the revenue of relevant products.

        On July 29, 2004, the Company announced that the court has denied its equitable defenses and determined that the jury's award of a 6% royalty on the Company's sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The court entered its judgment on this matter on August 4, 2004.

        On September 13, 2004 the Company entered into the Settlement Agreement and a Patent Cross License Agreement with Symbol and assigned certain intellectual property to Symbol resolving all outstanding litigation.

        Under the terms of the Settlement Agreement, the Company agreed to pay Symbol $22.75 million dollars over Proxim's next ten quarters, commencing with the quarter ending October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, the Company fails to make any of these payments within 30 days after Symbol has notified the Company of its failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25,917,669, minus payments made under the agreement and plus applicable interest.

        Under the terms of the Patent Cross License Agreement, Symbol and the Company have agreed to cross license certain patents, and the Company has agreed to pay to Symbol a two percent royalty on sales of certain of the Company's wireless LAN products. If the Company fails to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fails to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of the Company's wireless LAN products covered by the agreement shall increase to five percent until the required payments as set forth a in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, the Company and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another's products through September 13, 2009.

        Since the date of the initial jury award of the patent infringement suit in September 2003, the Company had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total potential royalties and interest of $2.8 million covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, Proxim recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million totaling $8.0 million during the quarter ended October 1, 2004. This reversal is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded in the Company's balance sheet prior to the litigation settlement. The initial net present value of the settlement payment was $20.69 million. At December 31, 2004 the net present value was $18.4 million, which is included in the balance sheet captions "Accrued royalties and interest" and "Accrued royalties, long-term". The difference between the balance at December 31, 2004 and the sum of the periodic payments will be accreted, using the effective interest rate method over the payment period as periodic charges to interest expense. As of December 31, 2004 the Company had made one payment of $2.5 million to Symbol. The second payment of $2.5 million was due on December 31, 2004 and paid on January 4, 2005.

  Intersil Corporation

        On March 17, 2003, the Company announced a settlement with Intersil Corporation to resolve all pending patent-related litigation between the two companies. Under the terms of the agreement, Proxim, Inc. and Intersil have agreed to dismiss all claims against each other, including lawsuits before the International Trade Commission and Delaware and Massachusetts Federal Courts. As part of the confidential settlement agreement, the two companies entered into a patent cross license agreement for their respective patent portfolios and Intersil agreed to make a one-time payment of $6.0 million to the Company. The two companies have also entered into a product supply agreement defining the terms under which the Company will be able to purchase 802.11 products that utilize Intersil's chipsets. During the first quarter of 2003, the Company recorded $6 million as license revenue and $3 million of legal expense as final settlement of outstanding legal fees and expenses related to the terminated patent litigation.

  General

        The Company is a party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for the Company's products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company intends to defend itself vigorously against these claims.

        The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future, the Company could be required to pay damages and other expenses, and, in the case of litigation related to patents or other intellectual property rights, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot make any assurance that these matters will not materially and adversely affect the Company's business, financial condition, operating results or cash flows.

Note 24 — Employee Benefit Plan

        The Company adopted an Employees' Investment 401(k) Plan that covers all employees and provides that the Company match employees' salary deferrals up to 4% of eligible employee compensation. The amounts charged were $789,000, $952,000 and $936,000 in 2004, 2003 and 2002, respectively.

Note 25 — Related Party Transactions

        Jeffrey D. Saper is a member of the Company's Board of Directors and is presently a member and Vice Chairman of Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides the Company with corporate legal services. Legal services billed to the Company aggregated approximately $914,000, $1,307,000 and $186,000, for 2004, 2003 and 2002, respectively. Amounts payable to the law firm were not significant at December 31, 2004, 2003 and 2002.

Quarterly Results of Operations

        The following table presents the Company's operating results for each of the four quarters in the years ended December 31, 2004 and 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to state fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The Company has experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Historical operating results are not necessarily indicative of the results that may be expected for any future period.

        In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topic 4C, "Equity Accounts and Change in Capital Structure," the Company restated all the share and per share data in these consolidated financial statements to reflect the capital structure subsequent to the one-for-ten reverse stock split, which became effective October 25, 2004.

	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Q1 2003	Q2 2003	Q3 2003	Q4 2003
	(Unaudited) (In thousands, except per share data)
Revenue, net	$26,697	$31,417	$31,526	$24,084	$40,029	$34,805	$35,058	$38,574
Cost of revenue	17,377	20,140	19,275	19,297	20,928	21,701	22,041	23,801
Royalty charges (benefit)	828	789	(4,796)	—	—	—	22,869	1,000
Restructuring provision for (benefit from) excess and obsolete inventory(a)	—	—	—	(820)	—	22,549	—	—

Gross profit (loss)	8,492	10,488	17,047	5,607	19,101	(9,445)	(9,852)	13,773

Operating expenses:
Research and development	4,554	4,858	4,748	4,935	7,883	6,234	4,915	5,209
Selling, general and administrative	11,721	11,227	11,497	11,361	12,095	12,446	13,179	11,711
Legal expense for certain litigation	745	200	105	71	3,000	1,000	1,700	1,100
Amortization of intangible assets	5,364	5,364	3,948	3,240	5,500	5,365	5,364	5,364
Impairment of goodwill and intangible assets(b)	—	—	—	12,233	—	—	—	—
Bad debt	—	—	—	—	—	—	2,305	—
Restructuring charges (benefit)(c)	2,167	(138)	—	66	—	12,492	(5,194)	(19)

Total operating expenses	24,551	21,511	20,298	31,906	28,478	37,537	22,269	23,365

Loss from operations	(16,059)	(11,023)	(3,251)	(26,299)	(9,377)	(46,982)	(32,121)	(9,592)
Interest income (expense), net(d)	(2,716)	(2,719)	2,191	(1,162)	99	(192)	(4,192)	(3,055)
Other income (expense), net(d)	2,208	5,855	(242)	5,289	—	—	(242)	414
Loss on early extinguishment of debt(e)	—	—	—	—	—	—	—	(22,200)

Loss before income taxes	(16,567)	(7,887)	(1,302)	(22,172)	(9,278)	(47,174)	(36,555)	(34,433)
Income tax provision (benefit)	(745)	542	203	799	—	—	—	—

Net loss	(15,822)	(8,429)	(1,505)	(22,971)	(9,278)	(47,174)	(36,555)	(34,433)
Accretion of Series A Preferred Stock redemption Obligations	(1,658)	(1,687)	(1,725)	(390)	(1,525)	(1,560)	(1,596)	(1,622)
Accretion of Series B Preferred Stock redemption Obligations	—	—	(1,164)	(382)	—	—	—	—
Induced conversion charge(f)	—	—	—	(44,000)	—	—	—	—

Net loss attributable to common stockholders — basic and diluted	$(17,480)	$(10,116)	$(4,394)	$(67,743)	$(10,803)	$(48,734)	$(38,151)	$(36,055)

Net loss per share attributable to common stockholders — basic and diluted	$(1.42)	$(0.82)	$(0.36)	$(2.69)	$(0.90)	$(4.00)	$(3.13)	$(2.94)

Shares used to compute net loss per share — basic and diluted	12,318	12,340	12,349	25,150	12,027	12,171	12,198	12,267

(a)
Refer to Note 10 to the consolidated financial statements for details.

(b)
Refer to Note 5 to the consolidated financial statements for details.

(c)
Refer to Note 11 to the consolidated financial statements for details.

(d)
Refer to Note 15 to the consolidated financial statements for details.

(e)
Refer to Note 12 to the consolidated financial statements for details.

(f)
Refer to Note 14 to the consolidated financial statements for details.

        The Company's quarterly revenue and loss from operations results have varied and are likely to continue to fluctuate significantly from quarter to quarter. The Company's results may fluctuate for many reasons, including the following:

  •
  the effectiveness of the distribution channels and the success in maintaining the current distribution channels and developing new distribution channels;

  •
  the ability to effectively manage the development of new business segments and markets;

  •
  seasonal factors that may affect capital spending by customers;

  •
  the sell-through rate of the ORiNOCO client card products through consumer retail channels;

  •
  market adoption of RF standards-based products (such as those compliant with the IEEE 802.11b, IEEE 802.11a, IEEE 802.11g, IEEE 802.1b or IEEE 802.20 specifications and IEEE 802.16);

  •
  the ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

  •
  the sell-through rate of the WLAN and WWAN products through commercial distribution channels;

  •
  market demand for the license-exempt point-to-point Lynx and Tsunami systems particularly in backhaul applications;

  •
  market demand for the Tsunami point-to-multipoint systems;

  •
  the ability to effectively manage product transitions to newer product platform designs;

  •
  the mix of products sold because the products generate different gross margins;

  •
  a decrease in the average selling prices of the products;

  •
  the ability to upgrade and develop the systems and infrastructure;

  •
  difficulties in expanding and conducting international operations; and

  •
  general economic conditions and economic conditions specific to the wireless communications industry.

        The Company has experienced disruptions in our operations from some of the factors listed above and may experience them again. In addition, the Company is dependent on decisions by service providers, businesses and other enterprises to build wireless networks. These decisions are in turn dependent upon the success and expected demand for the services offered by those service providers, businesses and other enterprises.

        The Company's operating expenses are largely based on anticipated revenue trends, and a high percentage of the Company's expenses are and will continue to be fixed in the short term. As a result, any delay in generating or recognizing revenue could cause significant variations in the Company's operating results from quarter to quarter and could result in substantial operating losses.

        Due to the above factors, the Company believes that quarter-to-quarter comparisons of the Company's operating results are not a good indication of our future performance. It is likely that in some future quarters, the Company's operating results may be below the expectations of public market analysts and investors. In this event, the price of the Company's Common Stock may fall.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of December 31, 2004 at the reasonable assurance level, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management's evaluation during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors & Executive Officers

        The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is included under the captions "Proposal I: To Elect Three Class II Directors to Hold Office Until the 2008 Annual Meeting of Stockholders" and "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  Code of Ethics

        Proxim has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics, which includes a section on "Financial Reporting", is posted on our website. The internet address for our website is www.proxim.com, and the code of ethics may be found as follows:

1.
From our main web page, first click "About Proxim" and then on "Investor Information"

2.
Next click on "Code of Ethics".

3.
Finally, go to page 7 "Financial Reporting."

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11.    Executive Compensation

        The information required by this item is included under the caption "Executive Compensation" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item relating to certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is included under the captions, "Independent Registered Public Accounting Firm" in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 16th day of March, 2005.

PROXIM CORPORATION
By:	/s/ MICHAEL D. ANGEL Michael Angel Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Franco Plastina and Michael Angel, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FRANCO PLASTINA (Franco Plastina)	Executive Chairman of the Board of Directors	March 16, 2005
/s/ KEVIN DUFFY (Kevin Duffy)	Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ MICHAEL D. ANGEL (Michael D. Angel)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ LORENZO A. BETTINO (Lorenzo A. Bettino)	Director	March 16, 2005
/s/ STEVEN D. BROOKS (Steven D. Brooks)	Director	March 16, 2005
/s/ MERLE L. GILMORE (Merle L. Gilmore)	Director	March 16, 2005

/s/ JEFFREY A. HARRIS (Jeffrey A. Harris)	Director	March 16, 2005
/s/ MICHAEL P. RESSNER (Michael P. Ressner)	Director	March 16, 2005
/s/ JEFFREY D. SAPER (Jeffrey D. Saper)	Director	March 16, 2005
/s/ KENNETH E. WESTRICK (Kenneth E. Westrick)	Director	March 16, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Acquisition Agreement, dated as of September 30, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp. (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
2.2
Amendment to Acquisition Agreement, dated as of October 31, 1999, by and among GTI Acquisition Corp., Glenayre Technologies, Inc., the Registrant and WMC Holding Corp. (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
2.3
Agreement and Plan of Reorganization, dated as of January 16, 2002, among the Registrant, Walnut-Pine Merger Corp. and Proxim, Inc. (previously filed as an exhibit to the Registrant's registration statement on Form S-4 (File No. 333-82014), as amended).
2.4
Asset Purchase Agreement, dated as of June 14, 2002, by and between the Registrant and Agere Systems, Inc. (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on June 19, 2002).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2003 (filed as an attachment to the Registrar's annual report on Form 10-K filed with the SEC on March 15, 2004).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated October 22, 2004 (filed herewith).
3.4
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (previously filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2002).
3.5
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Proxim Corporation (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on December 16, 2003).
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Proxim Corporation (filed herewith).
3.7	Amended and Restated By-laws of the Registrant (previously filed as an exhibit to the Registrant's registration statement on Form S-4 (File No. 333-82014), as amended).
4.1	Form of the Registrant's Class A Common Stock Certificate (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
4.2
Registration Rights Agreement, dated as of June 8, 2000, among the Registrant, Ripplewood Holdings L.L.C. and WMC Holding Corp. (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
4.3
Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 by and between Proxim, Inc. and each of the purchasers named in Exhibit A thereto (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on November 28, 2001).

4.4
Form of Proxim, Inc. Common Stock Warrant issued to each of the purchasers (other than UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd.) in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on November 28, 2001).
4.5
Form of Proxim, Inc. Common Stock Warrant issued to UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on November 28, 2001).
4.6
Form of Proxim, Inc. Irrevocable Proxy executed by each of UBS Global Equity Arbitrage Master Ltd. and PIPES Corporate Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001 (previously filed as an exhibit to Proxim, Inc.'s current report on Form 8-K filed with the SEC on November 28, 2001).
4.7
Stockholders Agreement, dated as of January 16, 2002, among Ripplewood Partners, L.P., Ripplewood Employee Co-Investment Fund, L.P., WMC Holding L.L.C. and the Registrant (previously filed as an exhibit to the Registrant's registration statement on Form S-4 (File No. 333-82014), as amended).
4.8
Securities Purchase Agreement, dated as of June 16, 2002, by and among the Registrant, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P. and Broadview Capital Partners Qualified Purchasers Fund L.P. (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on June 19, 2002).
4.9
Form of Registrant's Senior Promissory Notes issued to each of the investors in connection with the Securities Purchase Agreement, dated as of June 16, 2002 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on June 19, 2002 (included in exhibit 2.2 thereto)).
4.10
Form of Registrant's Warrant issued to each of the investors in connection with the Securities Purchase Agreement, dated as of June 16, 2002 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on June 19, 2002 (included in exhibit 2.2 thereto)).
4.11
Securities Purchase Agreement, dated as of July 22, 2003, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on July 29, 2003).
4.12
Form of Registrant's Senior Secured Promissory Notes issued to each of the investors in connection with the Securities Purchase Agreement, dated as of July 22, 2003 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on July 29, 2003 (included in exhibit 2.1 thereto)).
4.13
Amended and Restated Securities Purchase Agreement, dated as of October 21, 2003, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., Broadview Capital Partners L.P., Broadview Capital Partners Qualified Purchaser Fund L.P. and Broadview Capital Partners Affiliates Fund LLC (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on October 27, 2003).
4.14
Form of Registrant's New Senior Secured Promissory Notes issued to each of the investors in connection with the Amended and Restated Securities Purchase Agreement, dated as of October 21, 2003 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on October 27, 2003 (included in exhibit 2.1 thereto)).

4.15
Form of Registrant's Subordinated Secured Promissory Notes issued to each of the investors in connection with the Amended and Restated Securities Purchase Agreement, dated as of October 21, 2003 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on October 27, 2003 (included in exhibit 2.1 thereto)).
4.16
Securities Purchase Agreement, dated as of July 27, 2004, by and among Proxim Corporation, Warburg Pincus Private Equity VIII, L.P., BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on August 11, 2004).
4.17
Form of Subscription Agreement, dated February 7, 2005 between the Company and the Purchasers (previously filed as an exhibit to Registrant's current report on Form 8-K filed with the SEC on February 8, 2005).
4.18
Form of Registrant's Common Stock Warrant issued to each of the Purchasers in connection with the Subscription Agreements, dated February 7, 2005 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on February 8, 2005).
10.1*
Employment Agreement, dated as of November 1, 1999, by and between the Registrant and Amir Zoufonoun (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.2*
Subscription and Employee Stockholder's Agreement, dated as of January 31, 2000, among WMC Holding Corp., the Registrant, Ripplewood Partners, L.P. and Amir Zoufonoun (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.3
Stocking Distributor Agreement, dated May 27, 1998, by and between the Registrant and Somera Communications Inc. (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.4
Credit Agreement, dated as of November 1, 1999, among the Registrant, Credit Suisse First Boston as Lead Arranger and as Agent and the several financial institutions from time to time party to the agreement (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.5
Assignment and Assumption Agreement, dated October 18, 1999, between the Registrant and Glenayre Electronics, Inc., including the Lease, dated July 1, 1996, between Glenayre Electronics, Inc. and Yercaf N.V. (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.6
Lease, dated February 27, 1998, between Ubiquity Communication, Inc. and G&W/Copley Redwood Business Park, L.P. (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.7*
Promissory Note, dated as of January 31, 2000 made by Amir Zoufonoun in favor of the Registrant (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.8
Intellectual Property Assignment, dated November 1, 1999, from Glenayre Electronics, Inc. to the Registrant (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.9
License Agreement, dated November 1, 1999, by and between Glenayre Electronics, Inc. and the Registrant (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.10*	Ubiquity Communication, Inc. 1997 Stock Option Plan (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).

10.11*	Ubiquity Communication, Inc. 1998 Stock Plan (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.12*	Ubiquity Communication, Inc. 1999 Stock Plan (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.13
Indemnification Agreement, dated as of January 15, 2002, among the Registrant, WMC Holding L.L.C., Ripplewood Partners, L.P. and Ripplewood Employee Co-Investment Fund, L.P. (previously filed as an exhibit to the Registrant's registration statement on Form S-4 (File No. 333-82014), as amended).
10.14*
Employment Agreement, dated January 16, 2002, between the Registrant and David C. King (previously filed as an exhibit to the Registrant's registration statement on Form S-1 (File No. 333-35200), as amended).
10.15*
Amended Employment and Co-Investment Agreement, dated as of May 9, 2001, among Ripplewood Partners L.P., WMC Holding LLC, Seaview Holdings L.L.C., the Registrant and Jonathan N. Zakin (previously filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended February 25, 2002).
10.16*	Proxim, Inc. 1994 Director Option Plan, as amended and restated (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on March 27, 2002).
10.17*	Form of Proxim, Inc. 1994 Director Option Plan Subscription Agreement (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on March 27, 2002).
10.18*	Proxim, Inc. 1995 Long-Term Incentive Plan, as amended and restated (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on March 27, 2002).
10.19*	Form of Proxim, Inc. 1995 Long-Term Incentive Plan Subscription Agreement (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on March 27, 2002).
10.20*	Proxim, Inc. 1999 Nonstatutory Stock Option Plan, as amended and restated (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on March 27, 2002).
10.21*
Form of Proxim, Inc. 1999 Nonstatutory Stock Option Plan Subscription Agreement (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on March 27, 2002).
10.22*	WirelessHome Corporation 1998 Stock Option Plan (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on September 19, 2002).
10.23*
Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and David C. King (previously filed as an exhibit to Proxim, Inc.'s annual report on Form 10-K filed with the SEC on March 31, 1999).
10.24*
Change of Control Severance Agreement entered into June 18, 1998 between Proxim, Inc. and Keith E. Glover (previously filed as an exhibit to Proxim, Inc.'s annual report on Form 10-K filed with the SEC on March 31, 1999).
10.25
Sublease Agreement between Applied Materials, Inc. (sublandlord) and Proxim, Inc. (subtenant) dated March 3, 1999 (previously filed as an exhibit to Proxim, Inc.'s quarterly report on Form 10-Q filed with the SEC on May 17, 1999).

10.26*
Reimbursement and Security Agreement between Proxim, Inc. and David C. King dated March 15, 2001 (previously filed as an exhibit to Proxim, Inc.'s quarterly report on Form 10-Q filed with the SEC on August 14, 2001).
10.27	Form of Proxim Corporation Indemnification Agreement for Officers and Directors (filed as an exhibit to the Registrant's annual report on Form 10-K filed with the SEC on March 15, 2004).
10.28
Intellectual Property Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and the Registrant (previously field as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on August 19, 2002).
10.29
Patent License Agreement, dated as of August 5, 2002, by and among Agere Systems Guardian Corporation, Agere Systems, Inc. and the Registrant (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on August 19, 2002).
10.30
Supply Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and the Registrant (previously field as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on August 19, 2002).
10.31*
First Amendment to Employment Agreement, dated December 9, 2002, between the Registrant and David C. King (previously filed as an exhibit to the Registrant's annual report on Form 10-K filed with the SEC on March 31, 2003).
10.32
Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant (previously filed as an exhibit to the Registrant's annual report on Form 10-K filed with the SEC on March 31, 2003).
10.33
Amendment to Loan Agreement, dated March 18, 2003, by and between Silicon Valley Bank and the Registrant (previously filed as an exhibit to the Registrant's annual report on Form 10-K filed with the SEC on March 31, 2003).
10.34
Second Amendment to Employment Agreement, dated June 9, 2003, by and between the Registrant and David C. King (previously filed as an exhibit to the Registrant's annual report on Form 10-K filed with the SEC on March 31, 2003).
10.35
Letter Agreement, dated as of June 13, 2003, by and between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003).
10.36
Accounts Receivable Financing Agreement, dated as of June 13, 2003, by and between Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003).
10.37
Temporary Overadvance Agreement, dated as of June 23, 2003, by and between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2003).
10.38*
Employment Agreement, dated April 24, 2003, by and between the Registrant and Franco Plastina (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on August 11, 2003).
10.39*
Amendment to Employment Agreement, effective as of May 2, 2003, by and between the Registrant and Franco Plastina (filed as an exhibit to the Registrant's annual report on Form 10-K filed with the SEC on March 15, 2004).
10.40*
Employment Agreement, dated June 28, 2003 and effective as of September 4, 2003, by and between the Registrant and David L. Thompson (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2003).

10.49*
Separation and Release Letter Agreement, dated August 21, 2003 and effective as of June 5, 2003, by and between the Registrant and Jonathan N. Zakin (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.50*
Separation Agreement and Release, dated September 1, 2003 and effective as of July 7, 2003, by and between the Registrant and David C. King (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.51
Intercreditor Agreement, dated as of July 22, 2003, by and among the Registrant, Silicon Valley Bank and Warburg Pincus Private Equity VIII, L.P. as collateral agent for the Noteholders (as defined therein) (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.52
Amendment to Loan Documents, dated July 25, 2003, between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.53
Purchase Agreement, dated September 11, 2003, between Jerry M. Baker and Sandy L. Baker, Co-Trustees of the Baker Family Revocable Living Trust, and the Registrant with respect to the property located at 305 Soquel Avenue in Sunnyvale, California (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.54
Amended and Restated Intercreditor Agreement, dated as of October 21, 2003, by and among the Registrant, Silicon Valley Bank and Warburg Pincus Private Equity VIII, L.P. as collateral agent for the Noteholders (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2003).
10.55*	Proxim Corporation 2002 Nonstatutory Stock Option Acquisition Plan (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on December 5, 2003).
10.56*
Form of Proxim Corporation 2002 Nonstatutory Stock Option Merger Plan Option Agreement (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on December 5, 2003).
10.57*	Proxim Corporation 2002 Nonstatutory Stock Option Acquisition Plan (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on December 5, 2003).
10.58*
Form of Proxim Corporation 2002 Nonstatutory Stock Option Acquisition Plan Option Agreement (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on December 5, 2003).
10.59*	2003 Stand-Alone Stock Option Agreement for Franco Plastina (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on December 5, 2003).
10.60*	Proxim Corporation 1999 Incentive Stock Option Plan, as amended (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on February 17, 2004).
10.61*
Form of Proxim Corporation 1999 Incentive Stock Option Plan Option Agreement (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on February 17, 2004).
10.62*	Proxim Corporation Employee Stock Purchase Plan, as amended (previously filed as an exhibit to the Registrant's registration statement on Form S-8 filed with the SEC on February 17, 2004).

10.63*
Proxim Corporation 2000 Stock Option Plan for Non-Employee Directors, as amended (formerly the Western Multiplex Corporation 2000 Stock Option Plan for Non-Employee Directors) (filed as an exhibit to the Registrant's annual report on Form 10-K filed with the SEC March 15, 2004).
10.64*
Employment Agreement, dated as of February 23, 2000 between the Company and Gordana Pance (previously filed as an exhibit to the Registrant's annual report on Form 10-K for the fiscal period ended December 31, 2001, filed with the SEC on February 25, 2002).
10.65
Amendment to Loan Documents and Waiver, dated as of October 31, 2003, between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 11, 2004).
10.66
Amended Overadvance LC Rider, dated as of October 31, 2003, between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 11, 2004).
10.67
Amendment to Overadvance LC Rider, dated as of March 31, 2004, between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 11, 2004).
10.68
Amendment to Overadvance LC Rider, dated as of July 31, 2004, between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 11, 2004).
10.69
Settlement Agreement, dated September 13, 2004, between Proxim Corporation and Symbol Technologies, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 16, 2004).
10.70
Amendment to Overadvance LC Rider, dated as of October 31, 2004, between the Registrant and Silicon Valley Bank (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).
10.71*
Employment Agreement, dated as of December 5, 2002, between Proxim Corporation and Kevin J. Duffy (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).
10.72*
Amendment to Employment Agreement, dated as of May 25, 2004, between Proxim Corporation and Kevin J. Duffy (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).
10.73*
Employment Agreement, dated as of April 7, 2003, between Proxim Corporation and David E. Olson (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).
10.74*
Amendment to Employment Agreement, dated as of July 1, 2004, between Proxim Corporation and David E. Olson (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).
10.75*
Employment Agreement, dated as of October 27, 2003, between Proxim Corporation and Richard J. Tallman (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).
10.76*
Amendment to Employment Agreement, dated as of June 15, 2004, between Proxim Corporation and Richard J. Tallman (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).

10.77*
Employment Agreement, dated as of April 12, 2004, between Proxim Corporation and Michael D. Angel (previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 10, 2004).
10.78*
Second Amendment to Employment Agreement, dated as of January 11, 2005, between Proxim Corporation and Kevin J. Duffy (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on January 18, 2005).
10.79*
Amended Employment Agreement, dated as of January 11, 2005, between Proxim Corporation and Frank Plastina (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on January 18, 2005).
10.81
Employment Agreement between the Company and Gordana Pance, effective January 20, 2005 (previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the SEC on January 27, 2005).
10.82	Financial Advisor Agreement (previously filed as an exhibit to Registrant's current report on Form 8-K filed with the SEC on February 8, 2005).
10.83
Intercreditor Agreement, dated as of July 30, 2004, by and among the Registrant, Silicon Valley Bank and Warburg Pincus Private Equity VIII, L.P. as collateral agent for the Noteholders (as defined therein) (filed herewith).
14	Proxim Corporation Code of Business Conduct and Ethics
21	Subsidiaries of the Registrant (previously filed as an exhibit to Registrant's annual report on Form 10-K filed with the SEC on March 15, 2004).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on signature page of this annual report on Form 10-K).
31.1	Section 302 Certification of Principal Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

*
Management contract or compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PROXIM CORPORATION CONSOLIDATED BALANCE SHEETS
PROXIM CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
PROXIM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
PROXIM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX