Form 10-Q
period 2005-04-01
PROXIM CORP
filed 2005-05-11
CIK 1112263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐

The number of shares outstanding of the Company’s Class A common stock, par value $.01 per share, as of May 4, 2005, was 33,782,224. No shares of the Company’s Class B common stock, par value $.01 per share, are outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

PROXIM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2005	December 31, 2004
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,117	$16,003
Accounts receivable, net	5,522	6,050
Inventory	10,470	13,020
Other current assets	2,507	2,238
Total current assets	30,616	37,311
Property and equipment, net	5,407	5,981
Goodwill	9,726	9,726
Intangible assets, net	9,227	10,184
Restricted cash	—	20
Other assets	385	385
Total assets	$55,361	$63,607
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,469	$8,440
Short-term bank loan, secured	—	3,000
Capital lease obligations, current	619	893
Accrued royalties and interest, current	11,559	11,808
Other accrued liabilities	20,490	20,017
Convertible bridge notes	10,000	10,000
Total current liabilities	49,137	54,158
Capital lease obligations, long-term	14	49
Accrued royalties, long-term	4,401	6,579
Long-term debt	101	101
Restructuring accruals, long-term	6,444	6,977
Common stock warrants	151	—
Series C mandatorily redeemable preferred stock (authorized 400,000 shares; 400,000 shares issued and outstanding at April 1, 2005 and December 31, 2004)	41,559	40,671
Total liabilities	101,807	108,535
Commitments and contingencies (Notes 15 and 17)
Mandatorily redeemable convertible preferred stock: authorized 24,600,000 shares; no shares issued and outstanding at April 1, 2005 and December 31, 2004	—	—
Stockholders’ deficit:
Common stock, Class A, par value $.01; authorized 390,000,000 shares: 38,000,777 and 32,972,511 shares issued and outstanding at April 1, 2005 and December 31, 2004, respectively	380	330
Common stock, Class B, par value $.01; authorized 1,000,000 shares: no shares issued and outstanding at April 1, 2005 and December 31, 2004	—	—
Treasury stock, at cost; 4,218,553 shares at April 1, 2005 and December 31, 2004	(21,585)	(21,585)
Additional paid-in capital	482,086	474,342
Deferred stock compensation	(1,559)	—
Notes receivable from stockholders	(529)	(529)
Accumulated deficit	(505,239)	(497,486)
Total stockholders’ deficit	(46,446)	(44,928)
Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$55,361	$63,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 1, 2005	April 2, 2004
	(In thousands, except per share data)
	(Unaudited)
Revenue	$25,375	$26,697
Cost of revenue	17,188	17,377
Royalty charges	—	828
Gross profit	8,187	8,492
Operating expenses:
Research and development	4,709	4,554
Selling, general and administrative	10,311	11,721
Legal expense for certain litigation	54	745
Amortization of intangible assets	957	5,364
Amortization of deferred stock compensation	229	—
Restructuring charges	410	2,167
Total operating expenses	16,670	24,551
Loss from operations	(8,483)	(16,059)
Interest expense, net	(1,446)	(2,716)
Other income, net	2,176	2,208
Loss before income taxes	(7,753)	(16,567)
Income tax benefit	—	(745)
Net loss	(7,753)	(15,822)
Accretion of Series A Preferred Stock obligations	—	(1,658)
Net loss attributable to common stockholders — basic and diluted	$(7,753)	$(17,480)
Net loss per share attributable to common stockholders — basic and diluted	$(0.24)	$(1.42)
Shares used to compute net loss per share — basic and diluted	31,684	12,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROXIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 1, 2005	April 2, 2004
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,753)	$(15,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,474	5,949
Amortization of debt discount on convertible notes and issuance costs	—	2,892
Amortization of warrants issued to customer	174	174
Amortization of deferred stock compensation	229
Provision for excess and obsolete inventory and lower of cost or market	1,526	300
Restructuring charges	410	2,167
Loss on disposal of property and equipment	—	350
Deferred income taxes	—	(745)
Revaluation of common stock warrants	(2,176)	(5,100)
Changes in assets and liabilities:
Accounts receivable, net	528	4,016
Inventory	1,024	281
Other assets, current and non-current	(660)	638
Accounts payable and other accrued liabilities	(1,247)	(119)
Accrued royalties and interest	(2,500)	913
Net cash used in operating activities	(8,971)	(4,106)
Cash flows from investing activities:
Purchase of property and equipment	(176)	(292)
Decrease in restricted cash	20	636
Net cash provided by (used in) investing activities	(156)	344
Cash flows from financing activities:
Principal payments on short-term bank borrowing	(3,000)	—
Principal payments on capital lease obligations	(309)	(299)
Issuance of common stock and warrants, net	8,550	437
Net cash provided by financing activities	5,241	138
Net decrease in cash and cash equivalents	(3,886)	(3,624)
Cash and cash equivalents at beginning of period	16,003	19,756
Cash and cash equivalents at end of period	$12,117	$16,132
Supplemental disclosures:
Cash paid during the period for:
Interest on short-term bank loan	$5	$—
Interest on capital lease obligations	$8	$21
Non-cash transactions:
Issuance of restricted common stock units	$1,788	$—
Accretion of Series A Preferred Stock redemption obligations	$—	$2,357

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

Significant Events

On January 27, 2005, the Company announced that it has engaged Bear, Stearns & Co. to explore strategic alternatives for the Company, including capital raising and merger opportunities. The Company remains actively engaged with Bear, Stearns & Co. and is currently in discussion with a potential third party purchaser. There can be no assurance that a transaction will occur and, if a transaction occurred, there can be no assurance that any consideration available to the holders of the Company’s Class A common stock (“Common Stock”) would approach the current market trading value of the Company’s Common Stock given, among other factors, the preferences held by senior equity and debt holders.

On February 7, 2005, the Company entered into Subscription Agreement with several purchasers (the “Purchasers”), pursuant to the terms of which the Purchasers purchased 5,010,000 shares of Common Stock at a purchase price of $1.80 per share, for aggregate proceeds of $9.0 million. After deducting the financial advisor fees, the net proceeds to the Company totaled $8.5 million intended for general corporate purposes, including working capital needs. As part of the sale of shares, the Company agreed to issue for each share of Common Stock purchased warrants to purchase 0.5 shares of Common Stock at an exercise price of $2.35 per share. The warrants will become exercisable six months from the issuance of the warrants and may be exercised for cash or on a cashless basis, depending on whether or not an effective registration statement is available for the issuance of the shares underlying the warrants, for a period of five years. The aggregate number of shares of Common Stock that can be issued upon exercise of the warrants is 2,505,000. In the event of a major transaction, such as a merger or sale of the Company, the holders of the warrants are entitled to certain cash payment rights depending on the timing and valuation of such a transaction. The shares and warrants were issued and sold under the Company’s previously filed Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on November 8, 2004.

Because the Company’s unaffiliated market capitalization has fallen below $75.0 million, the Company is precluded from issuing additional registered securities under the Registration Statement on Form S-3.

Liquidity

The Company has incurred substantial losses and negative cash flows from operations during the three months ended April 1, 2005 and years ended December 31, 2004, 2003 and 2002, and has an

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

accumulated deficit of $505.2 million as of April 1, 2005. The Company’s net revenues declined to $25.4 million in the first quarter of 2005 from $26.7 million in the first quarter of 2004 and $113.7 million in 2004 from $148.5 million in 2003. In addition, as of April 1, 2005, pursuant to the terms of the Settlement Agreement with Symbol Technologies Inc. (“Symbol”), the Company is required to pay $17.8 million to Symbol over the next seven quarters. If at any point during the term of the Settlement Agreement, the Company fails to make any of these payments within 30 days after Symbol has notified the Company of its failure to pay, Symbol has the right to demand immediate payment in the amount of $25.9 million minus payments made under the agreement and plus applicable interest. To date, the Company has made two payments of $2.5 million each. Upon the Company’s failure to timely pay to Symbol the payment due March 31, 2005, Symbol noticed the Company of a breach under the Settlement Agreement and demanded that the Company make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to temporarily waive its rights and to extend the cure period for the payment until May 15, 2005. Unless the Company pays prior to expiration of the extended cure period, Symbol has the right to demand payment in full. The Company’s current cash on hand is insufficient to make such a payment.

The Company’s amended A/R Financing Agreement, its secured credit facility with Silicon Valley Bank, expires in July 2005, and there is no assurance that it will be renewed after expiration. Furthermore, there is no assurance that this facility will even be available or that the Company will be able to borrow up to its maximum availability prior to its expiration, because Silicon Valley Bank may limit borrowings at its discretion or the borrowing base of eligible accounts receivable may be substantially less than the maximum availability under the credit facility, respectively. In addition, the Temporary Overadvances portion of the A/R Financing Agreement with the Silicon Valley Bank expired on April 30, 2005 and was not renewed. Pursuant to the Amendment to Loan Documents executed May 9, 2005, all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

The Company currently believes that its continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that the Company obtain immediate additional financing if its bank financing facility were to become unavailable. Additionally, if prior to June 30, 2005 the Company fails to close a financing transaction with gross proceeds of $20.0 million or more through a sale of its Common Stock and/or warrants to purchase its Common Stock and is required to repay the $10.0 million of the secured promissory notes (“the “Bridge Notes”), along with accrued but unpaid interest thereon, it will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Because the Company’s unaffiliated market capitalization has fallen below $75.0 million the Company is precluded from issuing additional registered securities under the Registration Statement on Form S-3. Therefore, it will be difficult for the Company to raise capital through registered offerings of its securities.

As a result of the foregoing factors, individually or in the aggregate, the Company has an immediate need for additional financing. If the Company were not able to obtain financing in the second quarter of 2005, it will have insufficient cash to pay the above mentioned obligations, will be unable to meet its ongoing operating obligations as they come due in the ordinary course of business, and will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about the

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of April 1, 2005, the condensed consolidated statements of operations for the three months ended April 1, 2005 and April 2, 2004 and the condensed consolidated statements of cash flows for the three months ended April 1, 2005 and April 2, 2004 are unaudited but each statement includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The condensed consolidated balance sheet at December 31, 2004 has been derived from Proxim Corporation’s audited consolidated financial statements as of that date. Certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences may be material to the financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Proxim Corporation and all of its subsidiaries. The financial condition and results of operations for the three months ended April 1, 2005 and April 2, 2004 include the results of acquired subsidiaries from their effective dates. All significant intercompany transactions and balances are eliminated in consolidation.

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

Note 2 — Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”), issued Statement No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

The Company is evaluating the requirements of SFAS No. 123R, and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share, particularly in light of the Company’s announcement on December 21, 2004 regarding its intent to effect a re-pricing of outstanding options following stockholder approval at its annual meeting of stockholders to be held on May 16, 2005. The Company is currently evaluating the method of adoption and the effect of adoption of SFAS No. 123R on the Company including the re-pricing of the employee stock options under SFAS No. 123R will have on its results of operations and financial condition.

In December 2004, the FASB issued Statement No. 153 Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No 29 Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153, is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations, financial condition or cash flows.

Note 3 — Intangible Assets

Acquired intangible assets, net of accumulated amortization, consist of the following (in thousands):

	April 1, 2005	December 31, 2004
Acquired intangible assets, net:
Proxim, Inc.	$1,255	$1,412
802.11 WLAN systems business	7,972	8,772
Total intangible assets, net	$9,227	$10,184

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Acquired intangible assets by categories as of April 1, 2005 and December 31, 2004 consist of the following (in thousands):

	Gross	Accumulated Amortization
	Carrying	April 1,	December 31,
	Amounts	2005	2004
Amortized intangible assets:
Core Technology	$4,565	$444	$—
Customer Relationships	878	375	—
Patents	3,439	2,328	2,190
Total	$8,882	$3,147	$2,190
Unamortized intangible assets:
Tradename	$3,492

Core technology, developed technology, customer relationships and patents are being amortized on a straight-line basis over the following estimated periods of benefit:

Core technology	5 years
Developed technology	3 years
Customer relationships	3 years
Patents	5 years

The Company expects amortization expense of existing intangible assets to be $2.4 million in the remaining fiscal 2005, $2.3 million in fiscal 2006 and $1.0 million in fiscal 2007, at which time existing intangible assets, other than tradename, will be fully amortized assuming no future impairments of those intangible assets or additions as a result of business combinations.

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4 — Balance Sheet Components

The following is a summary of certain of the Company’s condensed consolidated balance sheets (in thousands):

	April 1, 2005	December 31, 2004
Accounts receivable, net:
Gross accounts receivable	$17,832	$20,801
Less: Deferred revenue	(5,212)	(5,987)
Allowances for bad debts, sales returns and price protection	(7,098)	(8,764)
	$5,522	$6,050
Inventory:
Raw materials	$1,974	$2,569
Work-in-process	769	1,512
Finished goods	5,082	5,738
Consignment inventories	2,645	3,201
	$10,470	$13,020
Property and equipment, net:
Computer and test equipment	$11,641	$11,836
Furniture and fixtures	200	201
Leased assets	2,987	2,987
Leasehold improvements	438	438
	15,266	15,462
Less: accumulated depreciation and amortization	(9,859)	(9,481)
	$5,407	$5,981
Intangible assets, net:
Core technology	$4,565	$4,565
Customer relationships	878	878
Tradename	3,492	3,492
Patents	3,439	3,439
	12,374	12,374
Less: Accumulated amortization	(3,147)	(2,190)
	$9,227	$10,184
Other accrued liabilities:
Restructuring accruals, current portion	$3,335	$3,659
Accrued interest on convertible bridge notes	1,041	645
Accrued unconditional purchase order and project commitments	730	746
Accrued compensation	3,920	3,473
Accrued warranty costs	1,150	1,199
Deferred revenue	4,314	3,784
Professional fees	1,063	1,245
Other accrued liabilities	4,937	5,266
	$20,490	$20,017

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a summary of the movements in allowance for bad debt, sales returns and price protection and product warranty costs during the three months ended April 1, 2005 and April 2, 2004 (in thousands):

	Allowance for Bad Debt, Sales Returns and Discounts		Product Warranty Costs
	2005	2004	2005	2004
Balance at beginning of period	$8,764	$9,785	$1,199	$1,395
Additional provision	2,833	5,218	289	42
Settlements made during the period	(4,499)	(4,033)	(338)	(71)
Balance at end of period	$7,098	$10,970	$1,150	$1,366

The following is a summary of the changes in the reserve for excess and obsolete inventory and lower of cost or market during the three months ended April 1, 2005 (in thousands):

Balance as of December 31, 2004	$6,905
Provision for excess and obsolete inventory and lower of cost or market	1,526
Inventory scrapped	(664)
Balance as of April 1, 2005	$7,767

During the three months ended April 1, 2005, the Company recorded a $1.5 million provision for excess and obsolete inventory and lower of cost or market as part of its ongoing review of its inventory reserve requirements. The additional excess and obsolete and lower of cost or market inventory charges were calculated based on the inventory levels in excess of the estimated 12-month sales forecasts and anticipated reduced selling prices for certain products. The Company does not anticipate that the excess and obsolete inventory subject to this reserve will be saleable at a later date based on its current 12-month sales forecast. The Company uses a 12-month sales forecast, because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period, it is unlikely that the product will be sold.

Property and equipment includes $3.0 million of computer equipment under capital leases at April 1, 2005. Accumulated amortization of assets under capital leases totaled $991,000.

Note 5 — Revenue Information and Concentration of Credit Risks

Revenue consists of product revenues, reduced by estimated sales returns and allowances for price protection. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time revenue is recognized.

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s products are classified into two product lines: WWAN and WLAN product lines. The WWAN product line includes point-to-point Lynx and Tsunami products and point-to-multipoint Tsunami products. The WLAN product line includes ORiNOCO 802.11 access point and client card products. Revenue information by product line is as follows (in thousands):

	Three Months Ended
Product Line	April 1, 2005	April 2, 2004
WWAN	$16,363	$13,074
WLAN	9,012	13,623
Total revenue	$25,375	$26,697

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

	Three Months Ended
Geographic Region	April 1, 2005	April 2, 2004
North America product revenue	$11,301	$13,453
International product revenue	14,074	13,244
Total revenue	$25,375	$26,697

Three customers accounted for 13.3%, 12.6% and 10.9% of total revenue for the three months ended April 1, 2005, and two customers accounted for 14.3% and 12.5% of total revenue for the three months ended April 2, 2004.

Note 6 — Restructuring Charges for Severance and Excess Facilities

During the three months ended April 1, 2005, the Company recorded restructuring charges of $410,000, consisting of $177,000 of cash provisions for severance payments to seventeen terminated employees and $236,000 of non-cash provisions for abandoned property and equipment. The estimated future sublease receipts are based on current comparable rates for leases in the respective markets. If facility rental rates continue to decrease in these markets, or it takes longer than expected, or if the Company were unable to sublease these facilities, the actual costs to close these facilities could exceed the original estimates, and additional restructuring charges totaling $2.2 million could result.

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the restructuring activities for the year ended December 31, 2004 and the three months ended April 1, 2005 (in thousands):

	Severance	Facilities	Other	Total
Balance as of December 31, 2003	$3,620	$11,584	$600	$15,804
Provision charged to operations	323	1,653	119	2,095
Non-cash charges utilized	—	—	(119)	(119)
Cash payments	(3,827)	(3,317)	—	(7,144)
Balance as of December 31, 2004	116	9,920	600	10,636
Provision charged to operations	177	—	233	410
Non-cash charges utilized	—	—	(233)	(233)
Cash payments	(278)	(756)	—	(1,034)
Balance as of April 1, 2005	$15	$9,164	$600	$9,779

The restructuring reserves were presented on the balance sheet as follows (in thousands):

	April 1, 2005	December 31, 2004
Current	$3,335	$3,659
Long-term	6,444	6,977
Total restructuring accruals	$9,779	$10,636

Note 7 — Interest Expense, Net and Other Income, Net

The following table summarizes the components of interest expense, net (in thousands):

	Three Months Ended
	April 1, 2005	April 2, 2004
Interest expense on royalty charges	$(124)	$(85)
Interest expense on convertible notes	—	(2,548)
Interest expense on convertible bridge notes	(396)	—
Interest expense on Series C mandatorily redeemable preferred stock	(888)	—
Other interest expense, net	(38)	(83)
	$(1,446)	$(2,716)

The following table summarizes the components of other income (expense), net (in thousands):

	Three Months Ended
	April 1, 2005	April 2, 2004
Amortization of debt discount and issuance costs	$—	$(2,892)
Revaluation of common stock warrants	2,176	5,100
	$2,176	$2,208

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period excluding shares subject to repurchase. The terms of the Company’s redeemable convertible preferred stock include the right to participate in dividends declared to common stockholders. The Company’s redeemable convertible preferred stock does not have a contractual obligation to share in the losses in any given period. As a result, this participating security will not be allocated any losses in the periods of net losses, but will be allocated in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amounts allocated for dividends and the amounts allocated for participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share.

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per shares calculation because to do so would be antidilutive:

	Three Months Ended
	April 1, 2005	April 2, 2004
Net loss attributable to common stockholders	$(7,753)	$(17,480)
Weighted average common shares outstanding	31,684	12,318
Net loss per share — basic and diluted	$(0.24)	$(1.42)
Potentially dilutive shares not included in the calculation because they are antidilutive	6,500	11,604

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — Comprehensive Loss

The total comprehensive loss for the three months ended April 1, 2005 and April 2, 2004 is as follows (in thousands):

	Three Months Ended
	April 1, 2005	April 2, 2004
Net loss attributable to common stockholders	$(7,753)	$(17,480)
Unrealized gain on investments	—	1,119
Total comprehensive loss	$(7,753)	$(16,361)

Note 10 — Convertible Bridge Notes

On July 30, 2004, the Company received an aggregate investment of $10 million in cash from several private equity investors, namely, Warburg Pincus Private Equity VIII, L.P (“Warburg Pincus”), BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC (together “BCP Capital” and with Warburg Pincus, the “Investors”). In exchange for the investment, the Company issued to the Investors 15% Secured Promissory Notes (“Bridge Notes”) with an aggregate principal amount equal to their investment of $10 million and each with maturity date of June 30, 2005. All principal and accrued interest on the Bridge Notes will convert into Common Stock and/or warrants to purchase Common Stock, at the same price and upon the same terms and conditions offered to other investors if prior to June 30, 2005 the Company closes a financing transaction with gross proceeds of $20 million or more through a sale of Common Stock and/or warrants to purchase Common Stock. In the event of a change in control or material asset sale prior to closing such Common Stock transaction, the Bridge Notes will become due and payable upon demand by the holders for an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest under the Bridge Notes as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, the Company will be require to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes.

Note 11 — Series C Mandatorily Redeemable Preferred Stock (“Series C Preferred Stock”)

In connection with the issuance of the Bridge Notes, the Company and the Investors agreed that, subject to the approval of the Company’s stockholders, the Investors would surrender (i) all of their Series A Preferred Stock, (ii) all of their Series B Preferred Stock and (iii) their warrants to purchase an aggregate of 4,213,346 shares of Common Stock in exchange for 16,400,000 shares of Common Stock and 400,000 shares of mandatorily redeemable Series C Preferred Stock (“Series C Preferred Stock”), collectively referred to as “the Exchange”. At the special annual meeting of stockholders held October 21, 2004, the Company’s stockholders approved the Exchange and the Exchange closed the following day.

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, Series C Preferred Stock is accounted as a liability because the financial instrument embodies a financial obligation of the issuer. In addition, SFAS No. 150 requires that dividends or other amounts attributable to those certain financial instruments be reflected as interest expense in the Company’s statement of operations.

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The issuance of Series C Preferred Stock and the interest accrual was recorded through April 1, 2005 as follows (in thousands):

	Series C Preferred Stock	Interest Expense
Issuance of Series C Preferred Stock	$40,000	$—
Accretion of Preferred Stock redemption obligations	671	(671)
Balance at December 31, 2004	40,671	(671)
Accretion of Preferred Stock redemption obligations	888	(888)
Balance at April 1, 2005	$41,559	$(1,559)

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

Optional Redemption.   At any time prior to October 22, 2012, the Company has the right at its option to redeem all outstanding shares of Series C Preferred Stock at a price per share in cash equal to the liquidation preference as if the Series C Preferred Stock had fully accreted through the eighth anniversary of the Series C Preferred Stock original issue date. Additionally, the Company has the right at its option to redeem all outstanding shares of Series C Preferred Stock (i) at any time prior to, and including, the third anniversary of the Series C Preferred Stock original issue date at a price per share in cash equal to its then accreted liquidation preference, if the market price of the Company’s Common Stock has been higher than $22.50 for a period of forty-five (45) consecutive trading days prior to the date that notice of redemption is given to the Investors or (ii) at any time following the third anniversary of the Series C Preferred Stock original issuance date at a price per share equal to its then accreted liquidation preference if the market price of the Company’s Common Stock has been higher than $20.00 for a period of forty-five consecutive trading days prior to the date that notice of redemption is given to the Investors.

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 — Stockholders’ Deficit

Deferred Stock Compensation

In connection with the grant of 700,000 restricted stock units (“RSU”) to the Company’s executive chairman and executive officers pursuant to the Company’s 1995 Long-Term Incentive Plan and 1999 Stock Incentive Plan, respectively, during the first fiscal quarter of 2005, the Company recorded deferred stock compensation of approximately $1.8 million. This amount represents the intrinsic value of the RSU based on the Company’s closing stock price on the date of the grant. The RSU vest over a period of two to three years depending on the term of the individual grant. The deferred stock compensation is being amortized as an expense on an accelerated basis over the vesting period of the individual grant consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 63% of the unearned deferred compensation is amortized in the first year, approximately 29% in the second year and 8% in the third year following the date of grant.

During the three months ended April 1, 2005, the amortization of deferred stock compensation was relating to the associated expense categories as follows (in thousands):

Cost of revenue	$14
Research and development	11
Selling, general and administrative	204
$229

Warrants to Purchase Common Stock

In connection with the Subscription Agreement entered into between the Company and certain Purchasers on February 7, 2005, the Company issued to the Purchasers 2,505,000 warrants to purchase the Company’s Common Stock at the exercise price of $2.35 per share. The warrants will become exercisable six months from the issuance of the warrants and may be exercised for cash or on a cashless basis, depending on whether or not an effective registration statement is available for the issuance of the shares underlying the warrants, for a period of five years. These warrants were valued by the Company with the assistance of an independent valuation consulting firm at $2.3 million. Since the Company has certain repayment requirements upon a change of control, the valuation of these warrants was recorded as a long-term liability on the Company’s balance sheet. The fair value of the warrants are subject to revaluation adjustments at the end of each reporting period. As a result of a revaluation, the Company recorded a gain of $2.2 million as other income during the first fiscal quarter of 2005.

In connection with a three-year licensing and distribution agreement entered into with Motorola, Inc. on September 8, 2003, the Company issued to Motorola a fully vested warrant to purchase 108,000 shares of the Company’s Common Stock at an exercise price of $23.40 per share. This warrant will expire on September 8, 2008. At issuance the Company estimated the fair value of the warrant using the Black-Scholes option valuation model at $2.1 million. The fair value of the warrant is being amortized on a straight-line basis over the three-year term of the commercial arrangement with Motorola with quarterly charges against revenue of $174,000 effective beginning in the first quarter of 2004.

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Pro Forma Fair Value Disclosure Under SFAS No. 123 and 148

The Company accounts for its stock options and equity awards using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-based Compensation, Transition and Disclosure.” In accordance with SFAS No. 148 the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards.

The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during the three months ended April 1, 2005 and April 2, 2004 was $1.11 and $16.70 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the three months ended April 1, 2005 and April 26, 2004 was $3.28 and $7.60 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been (in thousands, except per share data):

	Three Months Ended
	April 1, 2005	April 2, 2004
Net loss attributable to common stockholders as reported	$(7,753)	$(17,480)
Add: stock-based employee compensation expense included in reported net loss	229	—
Less: stock-based employee compensation expense determined under fair value method	(634)	(1,794)
Pro forma net loss attributable to common stockholders	$(8,158)	$(19,274)
As reported:
Basic and diluted net loss attributable to common stockholders per share	$(0.24)	$(1.42)
Pro forma:
Basic and diluted net loss attributable to common stockholders per share	$(0.26)	$(1.56)

These pro forma amounts disclosed above may not be representative of the effects for future period or years.

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 15 — Commitments and Contingencies

The Company occupies its facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009, and requiring payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating were as follows (in thousands):

Minimum Lease Payments
Nine months ending December 31, 2005	$5,788
Year ending December 31:
2006	6,738
2007	6,371
2008	6,435
2009	4,434
Total minimum lease payments	$29,766

For the years ended December 31, 2004, 2003 and 2002, the Company recorded restructuring charges relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts of $19.8 million. As of April 1, 2005 restructuring accruals of $9.2 million were related to these closed facilities.

Under the terms of the Settlement Agreement with Symbol Technologies described more fully below in Note 17, “Legal Proceedings”, the Company agreed to pay Symbol $22.75 million dollars over the period of ten quarters, commencing with the quarter ended October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, the Company fails to make any of these payments within 30 days after Symbol has notified the Company of its failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25.9 million minus payments made under the agreement and plus applicable interest.

Upon the Company’s failure to timely pay to Symbol the payment due on March 31, 2005, Symbol noticed the Company of a breach under the Settlement Agreement and demanded that the Company make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to temporarily waive its rights and to extend the cure period for the payment until May 15, 2005. The waiver does not otherwise alter the Company’s obligations under the Settlement Agreement.

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

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 16 — Credit Facilities

In December 2002, the Company entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, the Company entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. The Company subsequently amended the accounts receivable financing agreement (amended, the “Amended A/R Financing Agreement”) on July 25, 2003, October 31, 2003, July 31, 2004 and most recently on May 9, 2005.

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

Through April 30, 2005, the Company was able to receive temporary advances (“Temporary Overadvances”) from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement, in an amount equal to $4.0 million for advances relating to letters of credit. The Temporary Overadvances portion of the credit facility could also be used to satisfy the financial covenant to maintain at least a $4.0 million bank balance as described below. On May 9, 2005, the Company and the Lender executed an Amendment to Loan Documents, pursuant to which the parties agreed that all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. At the same time, the financial covenant requirement to maintain at least a $4.0 million bank balance was deleted. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

Obligations under the amended A/R Financing Agreement are collateralized by a security interest on all of the assets of the Company, including intellectual property, and are senior in lien priority and right of payment to the Company’s obligations to the funds affiliated with Warburg Pincus and BCP Capital pursuant to the Bridge Notes issued July 30, 2004. The amended A/R Financing Agreement requires the consent of the Lender in order to incur debt, grant liens and sell assets. The events of default under the secured credit facility include the failure to pay amounts when due, failure to observe or perform covenants,

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

bankruptcy and insolvency events, defaults under certain of the Company’s other obligations and the occurrence of a material adverse change in the Company’s business.

Until the most recent amendment executed on May 9, 2005, the financial covenants under the Amended A/R Financing Agreement required the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million, which could be satisfied by either (i) maintaining cash balances on deposit with Silicon Valley Bank at or in excess of $4.0 million; (ii) borrowing against its eligible accounts receivable under the Amended A/R Financing Agreement; or (iii) utilizing the available borrowing capacity from the Temporary Overadvances portion of this credit facility. If the Company failed to meet this requirement, the Company could still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. In addition, the Company was required to maintain restricted cash balances to the extent that the Company’s outstanding letters of credit exceeded $4.0 million. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender had the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender. As of April 1, 2005, the Company complied with all of the financial covenants under this agreement.

The financial covenants were deleted from the amended A/R Financing Agreement on May 9, 2005 and the Company’s agreements with the Lender were amended such that as of May 9, 2005 all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

In the first quarter of 2003, the Company entered into an equipment and software lease agreement. Under the agreement, the Company may either lease or finance certain equipment, software and related services through a direct leasing or sales and leaseback arrangement with the lessor for up to $3.0 million. The lease term covers a period of 30 months, and the annual implicit interest rate on the lease is approximately 4%. During the second quarter of 2003, the Company installed and placed into service certain equipment, software and related services through both a direct leasing and sales leaseback arrangement and through a direct leasing arrangement during the third and fourth quarters of 2003 and during the second quarter of 2004. As the present value of total future minimum lease payments was greater than 90% of the fair value of the leased assets, the Company accounted for both the direct leasing and sales and leaseback transactions as capital lease transactions. Net book value of the leased assets

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

capitalized in connection with this agreement as of April 1, 2005 was $2.0 million. Future minimum lease payments under non-cancelable capital leases at April 1, 2005 were as follows (in thousands):

Nine months ending December 31, 2005	$596
Year ending December 31:
2006	46
Total minimum lease payments	642
Less: amounts representing interest	9
Present value of future minimum lease payments	633
Less: current portion	619
Capital lease obligations, long-term portion	$14

Note 17 — Legal Proceedings

Patent and other litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company.

Active Technology Corporation

On February 10, 2004, the Company received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of the Company’s products. The complaint alleges, among other things, that the Company sold to Active certain defective products, which Active in turn subsequently sold to the Company’s customers. Active seeks damages of ¥559.2 million, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of ¥559.2 million against outstanding accounts payable by Active of ¥175.3 million to the Company, resulting in a net claim against Proxim Corporation of ¥383.9 million. Translated into U.S. dollars on May 4, 2005, Active’s net claim is approximately $3.7 million. On October 5, 2004, a hearing was held in the matter and the Company filed a counterclaim for $2.3 million plus interest for outstanding amounts owed the Company. Additional hearings were held on January 11, 2005, February 22, 2005, March 10, 2005 and April 19, 2005. At the present time, it is not possible to comment upon the likelihood of a favorable or unfavorable outcome of the litigation. The Company will continue to defend itself vigorously against this lawsuit.

Top Global Technology Limited

On or about March 10, 2003, the Company was served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. The Company’s demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and the Company in the Superior Court for the State of California, County of Santa Clara. Top Global claimed that it was entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of the Company’s decision to discontinue a product line that the Company purchased from Agere in August 2002. In September 2004, Top Global voluntarily dismissed Agere from the case, leaving the Company as the only defendant. Also in September 2004, the Company moved for summary judgment on all counts on the grounds that the Company is not an assignee of or party to the contract upon which

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Top Global based its claims. On January 18, 2005, the Court granted the Company’s motion for summary judgment. The distributor’s time to file a notice of appeal has expired.

Symbol Technologies, Inc.

On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim, Inc. infringed four Symbol patents related to systems for packet data transmission. Symbol sought an award for unspecified damages and a permanent injunction against Proxim, Inc. based on alleged patent infringement counterclaims.

On September 15, 2003, the Company announced that a jury had rendered a verdict in the first phase of the patent infringement suit Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two Symbol’s patents and assessed a 6% royalty on the revenue of relevant products.

On July 29, 2004, the Company announced that the court has denied its equitable defenses and determined that the jury’s award of a 6% royalty on the Company’s sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The court entered its judgment on this matter on August 4, 2004.

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

Upon the Company’s failure to timely pay to Symbol the payment due on March 31, 2005, Symbol noticed the Company of a breach under the Settlement Agreement and demanded that the Company make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to temporarily waive its rights and to extend the cure period for the payment until May 15, 2005. The waiver does not otherwise alter the Company’s obligations under the Settlement Agreement.

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

PROXIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another’s products through September 13, 2009.

Since the date of the initial jury award of the patent infringement suit in September 2003, the Company had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus total potential royalties and interest of $2.8 million covering the period from October 2003 to July 2, 2004. As a result of the Settlement Agreement, the Company recorded a non-cash reversal of royalty charges of $4.8 million and interest expense of $3.2 million totaling $8.0 million during the quarter ended October 1, 2004. This reversal is the difference between the net present value of the $22.75 million settlement and the accrued liability related to the litigation of $28.7 million, which was recorded in the Company’s balance sheet prior to the litigation settlement. The initial net present value of the settlement payment was $20.69 million. At April 1, 2005 the net present value was $16.0 million, which is included in the balance sheet captions “Accrued royalties and interest” and “Accrued royalties, long-term”. The difference between the balance at April 1, 2005 and the sum of the periodic payments will be accreted, using the effective interest rate method over the payment period as periodic charges to interest expense.

General

The Company is a party to disputes, including legal actions, with several of its suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from the declines in demand for the Company’s products during 2001 and 2002 and the commensurate reductions in manufacturing volumes. The Company intends to defend itself vigorously against these claims.

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

Significant Events

On January 27, 2005, we announced that we have engaged Bear, Stearns Co. to explore strategic alternatives for the Company, including capital raising and merger opportunities. We remain actively engaged with Bear, Stearns & Co. and are currently in discussion with a potential third party purchaser. There can be no assurance that a transaction will occur and, if a transaction occurred, there can be no assurance that any consideration available to the holders of our Class A common stock (“Common Stock”) would approach the current market trading value of our Company’s Common Stock given, among other factors, the preferences held by senior equity and debt holders.

On February 7, 2005, we entered into Subscription Agreement with several purchasers (the “Purchasers”), pursuant to the terms of which the Purchasers purchased 5,010,000 shares of Common Stock at a purchase price of $1.80 per share, for aggregate proceeds of $9.0 million. After deducting the financial advisor fees, the net proceeds to us totaled $8.5 million intended for general corporate purposes, including working capital needs. As part of the sale of shares, we agreed to issue for each share of Common Stock purchased warrants to purchase 0.5 shares of Common Stock at an exercise price of $2.35 per share. The warrants will become exercisable six months from the issuance of the warrants and may be exercised for cash or on a cashless basis, depending on whether or not an effective registration statement is available for the issuance of the shares underlying the warrants, for a period of five years. The aggregate number of shares of Common Stock that can be issued upon exercise of the warrants is 2,505,000. In the event of a major transaction, such as a merger or sale of the Company, the holders of the warrants are entitled to certain cash payment rights depending on the timing and valuation of such a transaction. The shares and warrants were issued and sold under our previously filed Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on November 8, 2004.

Because our unaffiliated market capitalization has fallen below $75.0 million, we are precluded from issuing additional registered securities under the Registration Statement on Form S-3.

Liquidity

We have incurred substantial losses and negative cash flows from operations during the three months ended April 1, 2005 and years ended December 31, 2004, 2003 and 2002, and have an accumulated deficit of $505.2 million as of April 1, 2005. Our net revenues declined to $25.4 million in the first quarter of 2005 from $26.7 million in the first quarter of 2004 and  $113.7 million in 2004 from $148.5 million in 2003. In addition, as of April 1, 2005, pursuant to the terms of the Settlement Agreement with Symbol Technologies Inc. (“Symbol”), we are required to pay $17.8 million to Symbol over the next seven quarters. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of our failure to pay, Symbol has the right to demand immediate payment in the amount of $25.9 million minus payments made under the agreement and plus applicable interest. To date, we have made two payments of $2.5 million each. Upon our failure to timely pay to Symbol the payment due on March 31, 2005, Symbol noticed us of a breach under the Settlement Agreement and demanded that we make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to temporarily waive its rights and to extend the cure period for the payment until May 15, 2005. Unless we pay prior to expiration of the extended cure period, Symbol has the right to demand payment in full. Our current cash on hand is insufficient to make such a payment.

Our amended A/R Financing Agreement, our secured credit facility with Silicon Valley Bank, expires in July 2005 and there is no assurance that it will be renewed after expiration. In addition, the Temporary Overadvances portion of the A/R Financing Agreement with the Silicon Valley Bank expired on April 30, 2005 and was not renewed. Pursuant to the Amendment to Loan Documents executed on May 9, 2005, all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

We currently believe that our continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that we obtain immediate additional financing if our bank financing facility were to become unavailable. Additionally, if prior to June 30, 2005 we fail to close a financing transaction with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase our common stock and is required to repay the $10.0 million of the secured promissory notes (“the “Bridge Notes”), along with accrued but unpaid interest thereon, we will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Because our unaffiliated market capitalization has fallen below $75.0 million, we are precluded from issuing additional registered securities under the Registration Statement on Form S-3. Therefore, it will be difficult for us to raise capital through registered offerings of our securities.

As a result of the foregoing factors, individually or in the aggregate, we have an immediate need for additional financing. If we were not able to obtain financing in the second quarter of 2005, we will have insufficient cash to pay the above mentioned obligations, we will be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and we will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Financial Performance

•       Our net revenue for the first quarter of 2005 was $25.4 million, a 5.0% decrease compared to our net revenue of $26.7 million for the first quarter of 2004. The revenue decrease was primarily attributable to the market-driven  declines in average selling  prices of our ORiNOCO WLAN products.

•       In our two geographical regions, North America and International, net revenue comprised 44.5% and 55.5%, respectively, of net revenue in the first quarter of 2005 compared to 50.4% and 49.6%, respectively, of net revenue in the first quarter of 2004.

•       Net loss attributable to common stockholders in the first quarter of 2005 was $7.8 million compared to $17.5 million in the first quarter of 2004. The decrease was primarily attributable to a decrease in amortization of intangible assets of $4.4 million, decrease in legal expense for certain litigation of $691,000, a decrease in combined research and development and selling, general and administrative expenses of $1.3 million, a decrease in restructuring charges of $1.8 million, a decrease in interest expense of $1.3 million and a decrease in accretion of Series A Preferred Stock obligations of $1.7 million offset by slightly lower gross profit and an increase of $229,000 in amortization of deferred stock compensation.

•       Gross profit decreased by $0.3 million to $8.2 million in the first quarter of 2005 from $8.5 million in the first quarter of 2004. Gross profit for the first quarter of 2005 included provision for excess and obsolescence of $1.5 million, which had a 6.0% negative impact on our gross margin while the provision for excess and obsolescence of $300,000 recorded during the first three months of 2004 had a negative impact of 1.1% on the first quarter 2004 gross margin.

•       Combined research and development, selling, general and administrative expenses, decreased to $15.0 million from $16.3 million in the first quarter of 2004, mainly attributable to reduction in discretionary spending.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 and notes to condensed consolidated financial statements as of and for the three month period ended April 1, 2005, included herein. We believe our most critical accounting policies, which have not changed since December 31, 2004, include the following:

•       revenue recognition

•       allowance for doubtful accounts, returns and discounts

•       warranty provision

•       valuation of inventories

•       income taxes

•       restructuring costs

•       impairment of goodwill and intangible assets

•       derivative financial instruments

•       patent litigation and other litigation costs.

Results of Operations

The following table provides results of operations data as a percentage of revenue for the periods presented:

	Three Months Ended
	April 1, 2005	April 2, 2004
Revenue	100.0%	100.0%
Cost of revenue	67.7	65.1
Royalty charges	—	3.1
Gross margin	32.3	31.8
Operating expenses:
Research and development	18.6	17.1
Selling, general and administrative	40.6	43.9
Legal expense for certain litigation	0.2	2.8
Amortization of intangible assets	3.8	20.1
Amortization of stock compensation	0.9	—
Restructuring charges	1.6	8.1
Total operating expenses	65.7	92.0
Loss from operations	(33.4)	(60.2)
Interest expense, net	(5.7)	(10.2)
Other income, net	8.6	8.3
Loss before income taxes	(30.6)	(62.1)
Income tax benefit	—	(2.8)
Net loss	(30.6)	(59.3)
Accretion of Series A Preferred Stock obligations	—	(6.2)
Net loss attributable to common stockholders	(30.6)%	(65.5)%

Comparison of the Three Months Ended April 1, 2005 and April 2, 2004

Revenue

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

	Three Months Ended
Product Line	April 1, 2005	April 2, 2004
WWAN	$16,363	$13,074
WLAN	9,012	13,623
Total revenue	$25,375	$26,697

We sell our products worldwide primarily through independent distributors and value-added resellers as well as to lesser extent through a direct sales force. We currently operate in two geographic regions: North America and International. Revenue outside of North America are primarily export sales denominated in United States dollars. Disaggregated financial information regarding our revenue by geographic region is as follows (in thousands):

	Three Months Ended
Geographic Region	April 1, 2005	April 2, 2004
North America product revenue	$11,301	$13,453
International product revenue	14,074	13,244
Total revenue	$25,375	$26,697

Three customers accounted for 13.3%, 12.6% and 10.9% of total revenue for the three months ended April 1, 2005, and two customers accounted for 14.3% and 12.5% of total revenue for the three months ended April 2, 2004.

Revenue decreased 4.9% to $25.4 million in the first quarter of 2005 from $26.7 million in the first quarter of 2004. The revenue decrease is primarily attributable to market-driven declines in average selling  prices of our ORiNOCO WLAN products.

Cost of Revenue

Cost of revenue decreased 1.1% to $17.2 million in the first quarter of 2005 from $17.4 million in the first quarter of 2004. As a percentage of revenue, cost of revenue increased to 67.7% in the first quarter of 2005 from 65.1% in the first quarter of 2004. Increased write downs of estimated excess and obsolete or unmarketable inventories increased cost of revenue by 4.9% which was offset by improved product margin of our WWAN product line.

The following is a summary of the changes in the reserve for excess and obsolete inventory during the three months ended April 1, 2005 and April 2, 2004 (in thousands):

	Three Months Ended
	April 1, 2005	April 2, 2004
Balance as of beginning of period	$6,905	$5,072
Provision for excess and obsolete inventory and lower of cost or market	1,526	300
Inventory scrapped	(664)	(1,526)
Balance as of end of period	$7,767	$3,846

Royalty Charges

On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of our patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two of Symbol’s patents and assessed a 6% royalty on the revenue of relevant products. After the court had denied our equitable defenses on July 29, 2004 and awarded a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, we entered into a Settlement Agreement and a Patent Cross License Agreement with Symbol on September 13, 2004 resolving all our outstanding litigation with Symbol.

Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million over a period of ten quarters, commencing with our third quarter of 2004. Prior to the settlement, we had recorded an accrual for estimated past royalties of $22.9 million and interest of $3.0 million covering the period from 1995 through September 2003 plus a total of $2.8 million for estimated potential royalties and interest covering the period from October 2003 to July 2, 2004. During the third quarter of 2004,  based on the Settlement Agreement, we reversed royalty charges of $4.8 million and interest expense of $3.2 million. While the final outcome of the Symbol litigation had not been determined during first quarter of 2004, we recorded royalty charges of $828,000 based on sales of our products which were the subject of the suit at an assumed royalty rate of 6%. As a result of the settlement of the Symbol litigation, royalty charges, which were included in cost revenue, were recorded at 2% of the relevant revenue during first quarter of 2005.

Research and Development Expense

Research and development expense increased 2.2% to $4.7 million, or 18.6% of revenue in the first quarter of 2005 from $4.6 million, or 17.1% of revenue in the first quarter of 2004. The increase in research and development expense was primarily attributable to an increase in personnel primarily at our research facility in India.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 12.0% to $10.3 million or 40.6% of total net revenue in the first quarter of 2005 from $11.7 million or 44.0% of revenue in the first quarter of 2004. The decrease in selling, general and administrative expenses from the first quarter of 2004 to the first quarter of 2005 was primarily attributable to reduction in discretionary spending and the workforce reductions implemented in 2004 which resulted in reduced personnel expenses.

Legal Expense for Certain Litigation

Legal expense for certain litigation decreased $691,000 to $54,000 in the first quarter of 2005 from $745,000 in the first quarter of 2004. The decrease was primarily attributable to the decrease in legal services incurred during the respective periods in connection with our litigation with Symbol. Please refer to Part II, Item 1, Legal Proceedings for a description of our litigation.

Amortization of Intangible Assets

Amortization of intangible assets was $1.0 million in the first quarter of 2005 compared to $5.4 million in the first quarter of 2004. The decrease is primarily attributable to the impairment of intangible assets of $12.2 million recorded during the fourth quarter of 2004.

Amortization of Deferred Stock Compensation

In connection with the grant of 700,000 restricted stock units (“RSU”) to our executive chairman and executive officers during the first fiscal quarter of 2005, we recorded deferred stock compensation within stockholders’ equity of $1.8 million. This amount represents the intrinsic value of the RSU based on the Company’s closing stock price on the date of the grant. The deferred stock compensation is expensed to earnings on an accelerated basis over the vesting period of the individual grant consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.”  Accordingly, approximately 63% of the unearned deferred compensation is amortized in the first year, approximately 29% in the second year and 8% in the third year following the date of grant. The amortization of deferred stock compensation amounted to $229,000 during the first quarter of 2005.

Restructuring Charges for Severance and Excess Facilities

During the three months ended April 1, 2005, we recorded restructuring charges of $410,000, consisting of $177,000 of cash provisions for severance payments to seventeen terminated employees and $233,000 of non-cash provisions for abandoned property and equipment.

The following table summarizes our restructuring activities for the year ended December 31, 2004 and the three months ended April 1, 2005 (in thousands):

	Severance	Facilities	Other	Total
Balance as of December 31, 2003	$3,620	$11,584	$600	$15,804
Provision charged to operations	323	1,653	119	2,095
Non-cash charges utilized	—	—	(119)	(119)
Cash payments	(3,827)	(3,317)	—	(7,144)
Balance as of December 31, 2004	116	9,920	600	10,636
Provision charged to operations	177	—	233	410
Non-cash charges utilized	—	—	(233)	(233)
Cash payments	(278)	(756)	—	(1,034)
Balance as of April 1, 2005	$15	$9,164	$600	$9,779

Interest Expense

Our interest expense decreased $1.3 million or 48.0% to $1.4 million in the first quarter of 2005 from $2.7 million in the first quarter of 2004. This decrease was primarily attributable to the Securities Purchase Agreement we entered into with our investors Warburg Pincus Private Equity VIII, L.P (“Warburg Pincus”), BCP Capital, L.P., BCP Capital QPF, L.P. and BCP Capital Affiliates Fund LLC (together “BCP Capital” and with Warburg Pincus, the “Investors”) on July 27, 2004. Pursuant to the agreement, the investors agreed to restructure their equity instruments and debt holdings with us and we received cash proceeds of $10 million in aggregate principal amount. In exchange for the investment, we issued to the investors the 15% Bridge Notes with an aggregate principal amount equal to their investment of $10 million and a maturity date of June 30, 2005. We also agreed, pursuant to the terms of the Securities Purchase Agreement, to grant to these investors upon the approval of our stockholders, shares of our Series C Preferred Stock. The liquidation preference for shares of Series C Preferred Stock accretes at 8.75% per annum, and the quarterly accretion was recorded as interest expense.

The following table summarizes interest expense (in thousands):

	Three Months Ended
	April 1, 2005	April 2, 2004
Interest expense on royalty charges	$(124)	$(85)
Interest expense on convertible notes	—	(2,548)
Interest expense on convertible bridge notes	(396)	—
Interest expense on Series C mandatorily redeemable preferred stock	(888)
Other	(38)	(83)
	$(1,446)	$(2,716)

Other Income, Net

Other income, net was $2.2 million during the three months ended April 1, 2005 and April 2, 2004. The following table summarizes other income, net (in thousands):

	Three Months Ended
	April 1, 2005	April 2, 2004
Amortization of debt discount and issuance costs	$—	$(2,892)
Revaluation of common stock warrants	2,176	5,100
	$2,176	$2,208

Income Tax Provision

The income tax provision recorded during the three months ended April 2, 2004 represents the reversal of the valuation allowance of deferred tax assets to offset the deferred tax liability arising from the revaluation of short-term investments. No income tax provision was recorded during the three months ended April 1, 2005.

Accretion of Series A Preferred Stock Redemption Obligations

The accretion of Series A Preferred Stock during three months ended April 2, 2004 represents the quarterly adjustments to the carrying value of the Series A Preferred Stock, on an effective-interest basis, so that the carrying value would equal the redemption amount at the earliest redemption date. The accretion was recorded to increase the net loss attributable to common stockholders until they were surrendered October 21, 2004 in connection with the restructure of equity instruments pursuant to the Securities Purchase Agreement of July 27, 2004 between us and our investors Warburg Pincus and BCP Capital. As a result of the surrender and exchange of the Series A Preferred Stock, no charge was incurred for the quarter ended April 1, 2005.

Liquidity and Capital Resources

Sources and Use of Cash

Cash and cash equivalents decreased by $3.9 million to $12.1 million at April 1, 2005 from $16.0 million at December 31, 2004.

Net cash used in operating activities for the three months ended April 1, 2005 was $9.0 million and was attributable to the net loss after the effect of non-cash charges, decrease in accrued royalty, accounts payable and other accrued liabilities partially offset by a decrease in accounts receivable, net, and inventory, net. Net cash used in operating activities for the three months ended April 2, 2004 was $4.1 million and was attributable to the net loss after the effect of non-cash charges, a decrease in accounts payable and other accrued liabilities partially offset by an decrease in accounts receivable, net, inventory, other assets and an increase in accrued royalties and interest.

Net cash used in investing activities for the three months ended April 1, 2005 was $156,000 and represented $176,000 capital spending offset by decrease in restricted cash. Net cash provided by investing activities for the three months ended April 2, 2004 was $344,000 and was attributable to $636,000 decrease in restricted cash partially offset by capital spending of $292,000.

Net cash provided by financing activities for the three months ended April 1, 2005 was $5.2 million and was attributable to issuance of common stock, net of $8.6 million, offset by principal payments on capital lease obligations of $309,000 and short-term bank borrowing of $3.0 million. Net cash provided by financing activities for the three months ended April 2, 2004 was $138,000 due to issuance of common stock, net of $437,000, offset by principal payments on capital lease obligations of $299,000.

Contractual Commitments

We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through September 2009 which require payment of property taxes, insurance, maintenance and utilities. Future payments under contractual obligations as of April 1, 2005 were as follows (in thousands):

	Payments Due By Period
	Total
	Amounts	Year Ending December 31,
	Committed	2005	2006	2007	2008	2009	Thereafter
Royalty payments	$17,750	$10,000	$7,750	$—	$—	$—	$—
Convertible bridge loan and interest	11,439	11,439	—	—	—	—	—
Operating leases	29,766	5,788	6,738	6,371	6,435	4,434	—
Capital leases	642	596	46	—	—	—	—
Purchase order and project commitments	1,330	1,330	—	—	—	—	—
Redemption of Series C Preferred Stock	79,995	—	—	—	—	—	79,995
	$140,922	$29,153	$14,534	$6,371	$6,435	$4,434	$79,995

For the years ended December 31, 2004, 2003 and 2002, we recorded restructuring charges of $19.8 million related to the committed future lease payments for closed facilities, net of estimated future sublease receipts, which are included in the operating leases caption above. As of April 1, 2005, restructuring accruals of $9.2 million were related to the closed facilities.

Credit Facilities

In December 2002, we entered into a secured credit facility with Silicon Valley Bank (the “Lender”), and then subsequently amended the credit facility in March 2003. On June 13, 2003, in order to secure additional working capital, we entered into a letter agreement (the “Letter Agreement”) and an accounts receivable financing agreement, which effectively amended and restated the existing credit facility in its entirety. We subsequently amended the accounts receivable financing agreement (amended, the “Amended A/R Financing Agreement”) on July 25, 2003, October 31, 2003, July 31, 2004 and most recently on May 9, 2005.

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

Through April 30, 2005, we were able to receive temporary advances (“Temporary Overadvances”) from the Lender in excess of the availability otherwise applicable under the A/R Financing Agreement, in an amount equal to $4.0 million for advances relating to letters of credit. The Temporary Overadvances portion of the credit facility could also be used to satisfy the financial covenant to maintain at least a $4.0 million bank balance as described below. On May 9, 2005, we and the Lender executed an Amendment to Loan Documents, pursuant to which we agreed that all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. At the same time the financial covenant requirement to maintain at least a $4.0 million bank balance was deleted. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

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

Until the most recent amendment executed on May 9, 2005, the financial covenants under the Amended A/R Financing Agreement required us to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million, which could be satisfied by either (i) maintaining cash balances on deposit with Silicon Valley Bank at or in excess of $4.0 million; (ii) borrowing against its eligible accounts receivable under the Amended A/R Financing Agreement; or (iii) utilizing the available borrowing capacity from the Temporary Overadvances portion of this credit facility. If we failed to meet this requirement, we could still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to our current liabilities of at least 5.0 to 1. In addition, we were required to maintain restricted cash balances to the extent that our outstanding letters of credit exceeded $4.0 million. We currently maintain substantially all of our cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender had the right to offset such cash, cash equivalents and investments against our obligations owing to the Lender. As of April 1, 2005, we complied with all of the financial covenants under this agreement.

The financial covenants were deleted from the amended A/R Financing Agreement on May 9, 2005 and the Company’s agreements with the Lender were amended such that as of May 9, 2005, all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit.

Debt Financing

On July 30, 2004, we received $10.0 million from the Investors in exchange for a 15% Bridge Notes pursuant to the securities purchase agreement dated July 27, 2004. In accordance with such agreement, the principal and accrued interest will convert into Common Stock and/or warrants to purchase Common Stock, at the same price and upon the same terms and conditions offered to other investors, if prior to June 30, 2005 we close a financing transaction with gross proceeds of $20.0 million or more through a sale of our Common Stock and/or warrants to purchase Common Stock. If such financing transaction does not occur, the bridge note becomes due and payable by its terms on June 30, 2005.

Litigation with Symbol Technologies

On September 13, 2004 we entered into a Settlement Agreement and a Patent Cross License Agreement with Symbol and assigned certain intellectual property to Symbol resolving all outstanding litigation.

Under the terms of the Settlement Agreement, we agreed to pay Symbol $22.75 million dollars over a period of ten quarters, commencing with our quarter ended October 1, 2004. The Settlement Agreement provides for lump sum payments of $2.5 million per quarter in each of the first eight quarters, a payment of $1.5 million in the ninth quarter, and a payment of $1.25 million in the tenth quarter. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of our failure to pay, Symbol shall have the right to demand immediate payment in the amount of $25.9 million minus payments made under the agreement and plus applicable interest.

Under the terms of the Patent Cross License Agreement, we have agreed to cross license certain patents, and we have agreed to pay to Symbol a two percent royalty on sales of certain of our WLAN products. If we fail to make any of the lump sum payments due under the Settlement Agreement over the next ten quarters and fail to cure any such missed payment within 30 days thereafter, the Patent Cross License Agreement provides that the royalty rate payable to Symbol on sales of certain of our WLAN products covered by the agreement shall increase to five percent until the required payments as set forth in the Settlement Agreement have been made. Also pursuant to the terms of the Patent Cross License Agreement, we and Symbol have entered into a covenant not to sue one another for patent infringement with respect to one another’s products through September 13, 2009.

Upon our failure to timely pay to Symbol the payment due on March 31, 2005, Symbol noticed us of a breach under the Settlement Agreement and demanded that we make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to temporarily waive its rights and to extend the cure period for the payment until May 15, 2005. The waiver does not otherwise alter our obligations under the Settlement Agreement.

Additional Sources of Financing

We have incurred substantial losses and negative cash flows from operations during the three months ended April 1, 2005 and years ended December 31, 2004, 2003 and 2002, and have an accumulated deficit of $505.2 million as of April 1, 2005. Our net revenues declined to $25.4 million in the first quarter of 2005 from $26.7 million in the first quarter of 2004 and $113.7 million in 2004 from $148.5 million in 2003. In addition, as of April 1, 2005, pursuant to the terms of the Settlement Agreement with Symbol, we are required to pay $17.8 million to Symbol over the next seven quarters. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of our failure to pay, Symbol has the right to demand immediate payment in the amount of $25.9 minus payments made under the agreement and plus applicable interest. To date, we have made two payments of $2.5 million each. Upon our failure to timely pay to Symbol the payment due on March 31, 2005, Symbol noticed us of a breach under the Settlement Agreement and demanded that we make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to temporarily waive its rights and to extend the cure period for the payment until May 15, 2005. Unless we pay prior to expiration of the extended cure period, Symbol has the right to demand payment in full. Our current cash on hand is insufficient to make such a payment.

Our amended A/R Financing Agreement, our secured credit facility with Silicon Valley Bank, expires in July 2005 and there is no assurance that it will be renewed after expiration. Furthermore, there is no assurance that this facility will even be available or that we will be able to borrow up to our maximum availability prior to its expiration, because Silicon Valley Bank may limit borrowings at its discretion or the borrowing base of eligible accounts receivable may be substantially less than the maximum availability under the credit facility, respectively. In addition, the Temporary Overadvances portion of the A/R Financing Agreement with the Silicon Valley Bank expired on April 30, 2005 and was not renewed. Pursuant to the Amendment to Loan Documents executed May 9, 2005, all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

We currently believe that our continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that we obtain immediate additional financing if our bank financing facility were to become unavailable. Additionally, if prior to June 30, 2005 we fail to close a financing transaction with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase our common stock and are required to repay the $10.0 million of our Bridge Notes, along with accrued but unpaid interest thereon, we will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Because our unaffiliated market capitalization has fallen under $75.0 million, we are precluded from issuing additional registered securities under the Registration Statement on Form S-3. Therefore, it will be difficult for us to raise capital through registered offerings of our securities.

As a result of the foregoing factors, individually or in the aggregate, we have an immediate need for additional financing. If we were not able to obtain financing in the second quarter of 2005, we will have insufficient cash to pay the above mentioned obligations, we will be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and we will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R, and expect that the adoption of SFAS No. 123R will have a material impact on the our consolidated results of operations and earnings per share, particularly in light of the Company’s announcement on December 21, 2004 regarding its intent to effect a re-pricing of outstanding options following stockholder approval at its annual meeting of stockholders to be held on May 16, 2005. If the proposal is approved by our stockholders, the re-pricing program may commence at any time after the annual meeting and at the discretion of our Compensation Committee.

We currently evaluating the method of adoption and the effect of adoption of SFAS No. 123R including the re-pricing of employee stock options under SFAS No. 123R will have on our results of operations and financial condition.

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

We have incurred substantial losses and negative cash flows from operations during the three months ended April 1, 2005 and years ended December 31, 2004, 2003 and 2002, and have an accumulated deficit of $505.2 million as of April 1, 2005. Our net revenues declined to $25.4 million in the first quarter of 2005 from $26.7 million in the first quarter of 2004 and $113.7 million in 2004 from $148.5 million in 2003. In addition, as of April 1, 2005, pursuant to the terms of the Settlement Agreement with Symbol, we are required to pay $17.8 million to Symbol over the next seven quarters. If at any point during the term of the Settlement Agreement, we fail to make any of these payments within 30 days after Symbol has notified us of our failure to pay, Symbol has the right to demand immediate payment in the amount of $25.9 minus payments made under the agreement and plus applicable interest. To date, we have made two payments of $2.5 million each. Upon our failure to timely pay to Symbol the payment due March 31, 2005, Symbol noticed us of a breach under the Settlement Agreement and demanded that we make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to temporarily waive its rights and to extend the cure period for the payment until May 15, 2005.

Our amended A/R Financing Agreement, our secured credit facility with Silicon Valley Bank, expires in July 2005 and there is no assurance that it will be renewed after expiration. Furthermore, there is no assurance that this facility will even be available or that we will be able to borrow up to our maximum availability prior to its expiration, because Silicon Valley Bank may limit borrowings at its discretion or the borrowing base of eligible accounts receivable may be substantially less than the maximum availability under the credit facility, respectively. In addition, the Temporary Overadvances portion of the A/R Financing Agreement with the Silicon Valley Bank expired on April 30, 2005 and was not renewed. Pursuant to the Amendment to Loan Documents executed on May 9, 2005, all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

We currently believe that our continued negative cash flows from operations coupled with the quarterly obligations to Symbol would require that we obtain immediate additional financing if our bank financing facility were to become unavailable. Additionally, if prior to June 30, 2005 we fail to close a financing transaction with gross proceeds of $20.0 million or more through a sale of our Common Stock and/or warrants to purchase our Common Stock and are required to repay the $10.0 million of our Bridge Notes, along with accrued but unpaid interest thereon, we will be required to obtain immediate alternative sources of financing to repay the Bridge Notes. Because our unaffiliated market capitalization has fallen below $75.0 million, we are precluded from issuing additional registered securities under the Registration Statement on Form S-3. Therefore, it will be difficult for us to raise capital through registered offerings of our securities.

As a result of the foregoing factors, individually or in the aggregate, we have an immediate need for additional financing. If we were not able to obtain financing in the second quarter of 2005, we will have insufficient cash to pay the above mentioned obligations, we will be unable to meet our ongoing operating obligations as they come due in the ordinary course of business, and we will be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Under the terms of our settlement agreement with Symbol, we agreed, among other things, to pay Symbol $22.75 million over ten quarters. We have made two payments of $2.5 million each to Symbol one during our third quarter of 2004 and the other during the first quarter of 2005. We have payment obligations of $2.5 million in each of the next five quarters, including the March 31, 2005 payment, a payment obligation of $1.5 million in the sixth quarter and a payment obligation of $1.25 million in the seventh quarter. Our current cash on hand is insufficient to make all of the required payments to Symbol.

We issued $10 million in convertible Bridge Notes to the Investors on July 30, 2004 and these notes mature June 30, 2005. In the event of a change in control or material asset sale prior to our closing such Common Stock transaction, we will be required to pay to the Investors with respect to the Bridge Notes an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, we will be required to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes. If we were not able to close a financing transaction by June 30, 2005 with gross proceeds of $20.0 million or more through a sale of our common stock and/or warrants to purchase common stock, we will be required to repay the entire principal and interest under the convertible Bridge Notes in cash. If we were required to repay the convertible Bridge Notes in cash, either on their maturity date or earlier upon an event of default, we would likely have insufficient funds to fund our operational activities and to meet our continuing obligations to Symbol.

We rely on our secured credit facility with Silicon Valley Bank as a source of liquidity. The credit facility allows us to borrow up to $20 million subject to certain requirements as more fully described in Note 16 to the unaudited condensed consolidated financial statements. $10 million of the facility requires that we maintain a compensating cash balance equal to any borrowings, which could restrict our ability to utilize this portion of the credit facility. The secured credit facility expires in July 2005. The credit facilities may be renewed upon mutual agreement by both us and Silicon Valley Bank. If these facilities become unavailable to us either because of our default under the facility or due to non-renewal of the facility, and we are unable to secure a replacement facility, our liquidity will be significantly impaired. On May 9, 2005, we and the Lender executed an Amendment to Loan Documents, pursuant to which we agreed that all outstanding and future letters of credit must be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit. At the same time the financial covenant requirement to maintain at least a $4.0 million bank balance was deleted. As of May 9, 2005, the restricted cash balance associated with outstanding letters of credit which were secured by cash was $2.0 million.

Our ability to raise funds may be adversely affected by factors beyond our control, including market uncertainty and conditions in the capital markets. We cannot assure you that any financing will be available on terms acceptable to us or on a timely basis, if at all, and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant, dilution. Furthermore, even If we were able to raise funds in a financing transaction or otherwise, the amount of the funds raised may be insufficient to resolve doubt about our ability to continue as a going concern.

We are not profitable and may not be profitable in the future.

For the three months ended April 1, 2005 and the years ended December 31, 2002, 2003 and 2004 we had a net loss attributable to holders of our Common Stock of $7.8 million, $244.5 million, $133.7 and $99.7 million, respectively. Our 2004 revenue of $113.7 million was substantially lower than our 2003 revenue of $148.5 million. We will continue to have net losses in the future. In order for us to achieve profitability, our revenue will need to significantly increase from its current level. We cannot assure you that our revenue will increase or continue at current levels or that we will achieve profitability or generate cash from operations in future periods.

Our gross profit may decline in the future.

Our gross profit is affected by both the average selling prices of our systems and our cost of revenue. Historically, decreases in our average selling prices have generally been offset by reductions in our per unit product cost. We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. Furthermore, our current and potential customers are increasingly concentrating on limitations and reductions on their capital expenditures as well as return on investment in connection with their purchasing decisions. These factors have resulted in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized wireless networking equipment providers. Manufacturers of wireless networking equipment are experiencing price pressure, which has resulted in downward pricing pressure on our products particularly WLAN access point products. Our ability to achieve profitability in the future is dependent upon our ability to improve manufacturing efficiencies, effectively and efficiently outsource manufacturing, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. We cannot assure you, however, that we will achieve any reductions in per unit product cost in the future or that any reductions will offset the effects of downward pricing pressures on our products. Any inability by us to effectively respond to these downward pricing pressures may cause our gross profit to decline in the future.

In the event the Company is sold, the sales price payable to Common Stockholders may be less than the prevailing market price due to the aggregate liquidation preferences of the Series C Preferred Stock and our other outstanding obligations.

On January 27, 2005, we announced that we have engaged Bear, Stearns Co. to explore strategic alternatives for us, including capital raising and merger opportunities. The fully-accreted value of $80 million of Series C Preferred Stock will be due upon any change in control, material asset sale, liquidation or similar event. Additionally, the Bridge Notes will become due and payable upon demand by the holders for an amount equal to one hundred fifty percent (150%) of all unpaid principal and accrued but unpaid interest under the Bridge Notes as of the date of the change in control or material asset sale. This greater amount is only payable by the Company in the event of change in control or material asset sale; if such an event does not occur prior to June 30, 2005, we will be require to pay to the Investors on June 30, 2005 the lesser amount that is equal to the aggregate principal amount and accrued but unpaid interest on the Bridge Notes. In the event of a merger or sale of the Company, we cannot assure you that the sales proceeds will exceed these liquidation preferences or that there will be sufficient proceeds, if any, available to the Common Stockholders. In addition to these obligations, we have other obligations, as disclosed herein and in our other public filings, which may affect the amounts payable to holders of our Common Stock on a sale of the Company, including but not limited to our obligations to Symbol and our trade creditors.

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

•       impact on our financial statements and results of our adoption of SFAS 123R;

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

Our Common Stockholders will experience immediate dilution If we were able to convert our outstanding Bridge Notes.

On July 30, 2004, we received $10.0 million from the Investors in exchange for the Bridge Notes. If we close a financing transaction involving the sale of Common Stock or warrants to purchase Common Stock that results in gross proceeds to us of at least $20.0 million, the principal and accrued interest on the convertible bridge note will convert into Common Stock and/or warrants to purchase Common Stock, at the same price and upon the same terms and conditions offered in the financing transaction. The ownership of the holders of our Common Stock outstanding at the time of the conversion will experience immediate dilution as a result of such issuance to the Investors and the Common Stock outstanding might decline in value as a result.

Several of our stockholders beneficially own a significant percentage of our Common Stock, which will allow them to significantly influence matters requiring stockholder approval and could discourage potential acquisitions of our company.

As a result of the Exchange consummated October 22, 2004, a small number of institutional investors hold a significant percentage of our Common Stock. As of May 4, 2005, Warburg Pincus and BCP Capital own an aggregate of approximately 49% of our Common Stock.

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

Factors that may harm operating results include:

•       questions as to our ultimate viability from the perspective of our suppliers, contract manufacturers, distributors, customers and others;

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

On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of ¥559.2 million, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of ¥559.2 million against outstanding accounts payable by Active of ¥175.3 million to us, resulting in a net claim against Proxim Corporation of ¥383.9 million. Translated into U.S. dollars as of May 4, 2005, Active’s net claim is approximately $3.7 million. On October 5, 2004, a hearing was held in the matter, and we filed a counterclaim for $2.3 million plus interest for outstanding amounts owed us. Additional hearings were held on January 11, 2005, February 22, 2005, March 10, 2005 and April 19, 2005. At the present time, it is not possible to comment upon the likelihood of a favorable or unfavorable outcome of the litigation.

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

The potential for sales of substantial amounts of our Common Stock into the public market may adversely affect the market price of our Common Stock. Following the Exchange, the Investors together own 16.4 million shares, or approximately 49% of our outstanding capital stock, based on shares outstanding as of May 4, 2005. If the Investors are able to convert the Bridge Loan into shares of the Company’s Common Stock in a Qualified Transaction, their share ownership will increase.

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

In addition to these securities, as of May 4, 2005, options and similar rights and warrants to acquire approximately 3,652,733 and 2,770,131 shares, respectively, of our Common Stock were outstanding. Also, as of May 4, 2005, approximately an additional 431,233 shares of our Common Stock were reserved for issuance to our employees under existing stock option plans and will be freely tradeable upon issuance, subject to our insider trading policies.

As of May 4, 2005, all of the Company’s outstanding stock options had exercise prices above the closing price of our Common Stock on the NASDAQ. In order to more closely align the interest of the Company and its employees and in order to provide adequate equity incentives for employee recruiting and retention, our Board of Directors has approved re-pricing of outstanding options. The Company anticipates that, following the approval of stock option re-pricing by the majority of its stockholders, the aggregate number of outstanding options with an exercise price at the then current fair market value would not exceed the number of options outstanding prior to such initiative. However, the Common Stock issuable upon the exercise of modified options that have exercise prices at, rather than above, the then current fair market value may cause dilution of the then-outstanding Common Stock and may result in then holders experiencing a decline in the value of their Common Stock.

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

We have recently completed our evaluation of the design, remediation and testing of effectiveness of our internal controls over financial reporting required to comply with the management certification and attestation by our independent registered public accounting firm under Section 404 of Sarbanes-Oxley (“Section 404”). While our assessment, testing and evaluation of the design and operating effectiveness of our internal controls over financial reporting resulted in our conclusion that as of December 31, 2004, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, we may be required to change our internal control over financial reporting to remediate deficiencies. In such an event, investors may lose confidence in the reliability of our financial statements and we could also be subject to investigation and/or sanctions by regulatory authorities.

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

The communications industry and products based on the 802.11 standards in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. We have in the past, and may in the future, be subject to such litigation. For example, we recently settled a lawsuit brought against us by Symbol alleging that certain of our products infringed on four Symbol patents related to systems for packet data transmission. As part of the settlement, we agreed to pay to Symbol $22.75 million over a period of ten quarters and a 2% royalty on sales of certain of our WLAN products. We cannot assure you that other third parties have made assertions of intellectual property rights in relation to 802.11 standards-based products and that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to our business and diversion of our personnel, require us to develop new technology or enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement to indemnify our customers could have a material adverse effect on our business, results of operations or financial condition.

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

As the market for our wireless networking products is evolving, we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. If we were unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In the past we have reduced personnel expenses as a result of the workforce reduction implementions. To the extent our revenues do not increase or we do not obtain additional financing for working capital purposes, we may be required to reduce our expenses for research and development, which could limit our ability to introduce new products.

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

Our success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, our revenue may decline. Unlike some competitors such as Cisco Systems, NetGear and 3Com, our principal product offerings rely on wireless technologies. Accordingly, we would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as our Tsunami point-to-multipoint technology and 802.11 technologies in which we have invested substantial capital, were only commercially introduced in the last few years. In addition, we are also investing in the development of products that comply with the emerging 802.16 wireless access standard. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely we could generate enough sales to achieve and sustain profitability. We have listed below the factors that we believe are key to the success or failure of broadband wireless access technology:

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

During the quarter ended April 2005 and years ended December 31, 2004, 2003 and 2002, international sales accounted for approximately 55%, 43%, 41% and 38% of our total sales, respectively. We expect that our revenue from shipments to international customers will vary as a percentage of total revenue. There are certain risks inherent in doing business in international markets, including the following:

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

We may be dependent on a limited number of OEM customers.

A limited number of OEM customers may contribute to our revenue. Sales of many of our wireless networking products depend upon decisions of prospective OEM customers to develop and market wireless solutions, which incorporate our wireless technology. OEM customers’ orders are affected by a variety of factors, including the following:

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

Our business has historically generated a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our revenue, delay recognition of revenue, harm our reputation or reduce our ability to accurately predict cash flow. Three distributors accounted for approximately 13.3%, 12.6% and 10.9% of our total revenue for the three months ended April 1, 2005. Two distributors accounted for approximately 15.5% and 14.2%, respectively, of our total revenue for year ended December 31, 2004, and one distributor accounted for approximately 14% and 23% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We do not have long-term contracts with any of these distributors. While we expect to have a more diversified and expansive end customer base, the future success of our business will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors. Additionally, our reliance on distributors limits our visibility to our end user customers, which impacts our ability to accurately forecast our revenues. Most of our expenses are fixed in the short term and any shortfall in revenues and delay in collections of our receivables in relation to planned expenditures could materially harm our operating results and financial condition.

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

Our reliance on contract manufacturers could subject us to additional costs or delays in product shipments as demand for our products increases or decreases. As demand for wireless products increases, our contract manufacturers are experiencing increasing lead times for many components increasing the possibility that they will be unable to satisfy our product requirements in a timely fashion. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies or the loss of a contract manufacturer would result in costs to acquire additional manufacturing capacity and delays in shipments of our products, materially adversely affecting our business and operating results. In addition, cancellations in orders as a result of decreases in demand for products may subject us to claims for damages. In this regard, we are party to disputes, including legal actions, with several of our suppliers and vendors. These disputes relate primarily to excess materials and order cancellation claims that resulted from declines in demand for our products during 2002 and 2003 and the commensurate reductions in manufacturing volumes.

We must be able to reduce expenses and inventory risks associated with meeting the demand of our customers.

To ensure that we are able to meet customer demand for our products, we place orders with our subcontractors and suppliers based on our estimates of future sales. If actual sales differ materially from these estimates, our inventory levels and expenses may be adversely affected and our business and results of operations could suffer. For example, in 2003 and 2004, the fulfillment of our product and supply orders resulted in our receiving more products and components than we were able to sell and caused an increase in our inventories. This oversupply was caused by customer demand not meeting the sales forecasts that were made when the orders were originally placed and our strategy to discontinue certain products in order to concentrate on selling next generation products. As part of our ongoing review of our inventory reserve requirements, we increased our reserve for excess and obsolete inventory and lower of cost or market by $1.6 million in the first quarter of 2005 and $3.9 million in the year ended December 31, 2004, primarily related to legacy WWAN products. As part of our restructuring charge in the second quarter of 2003, we increased our reserve for excess and obsolete inventory by $22.5 million, also primarily related to legacy WWAN products. As a part of our restructuring charge in the first quarter of 2002, we increased our reserve for obsolete and excess inventory, including purchase commitments, totaling $12.7 million, of which $7.7 million related to excess inventory and $5.0 million related to purchase commitments, primarily related to legacy WLAN products. These provisions related to a decrease in demand for certain products as well as our strategy to discontinue certain products in order to concentrate on selling next generation products.

Failure to decrease the cost of our products or to effectively develop new systems would cause our gross profit and our revenue to decline or to increase more slowly.

We participate in a highly volatile industry characterized by vigorous competition for market share and rapid technological development. Furthermore, business consumers of wireless products increasingly are concentrating on reducing capital expenditures and on maximizing return on investment (ROI) in connection with their purchases of networking products. These factors have resulted in aggressive pricing practices in our industry and have resulted in downward pricing pressure on our products. For example, in December 2004, a number of our competitors announced substantial price reductions in their access point products forcing down prices in the market overall. We expect similar actions in the future, expect such market conditions to persist and expect that falling prices for competing broadband solutions will force us to reduce prices over time. In addition to the effects of industry-wide pricing pressures, we expect that the average selling prices of our products will continue to decrease because one of our strategies is to increase the percentage of domestic and international sales being made through distributors and value-added resellers, and to OEM customers, which involve lower prices than our direct sales. Given this combination of factors, we may be forced under some circumstances to reduce the selling prices of our products even if it causes us to decrease gross profit or to take a loss on our products. We may also be unable to reduce sufficiently the cost of our products to enable us to compete with other broadband access technologies with lower product costs.

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

Our success depends to a large extent on the continued services of Mr. Frank Plastina, our Executive Chairman, Mr. Kevin Duffy, our President and Chief Executive Officer, Mr. Michael D. Angel, our Executive Vice President and Chief Financial Officer, and other members of our senior management team. The loss of the services of any of these management members could harm our business because of the crucial role each of them is expected to play in our operations and strategic development. In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the wireless networking industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and a majority of our operations are located. Additionally due to our current financial situation, we have experienced more attrition than in the past and it has been more difficult that in the past to fulfill vacant positions.

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

In this regard, we took a charge of $12.2 million related to the impairment of intangibles in accordance with SFAS No. 142 and 144 in the fourth quarter of 2004 and $129.1 million related to the impairment of goodwill in accordance with SFAS No. 142 in 2002. The impairment charges were measured as the amount that the carrying amounts exceeded our estimated fair value. If we were required to recognize additional impairment charges in goodwill or intangibles, the charge will negatively impact reported earnings in the period of the charge.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Common Stock on the date of grant.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stack-Based Compensation, (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006 and are considering early adoption of SFAS 123R.

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

Additionally, on December 21, 2004, we announced that our Board of Directors has approved re-pricing of substantially all employee stock options to fair market value subject to approval by majority of our stockholders at our annual meeting of stockholders to be held on May 16, 2005. If the proposal is approved by our stockholders, the re-pricing program may commence at any time after the annual meeting and at the discretion of our Compensation Committee. Our current pro forma disclosure under SFAS 123 does not take into consideration the impact, if any, re-pricing of our stock options would have on our results of operations. We are considering to an early adoption of FAS 123R and are currently evaluating the effect re-pricing of employee stock options under SFAS No. 123R will have on our results of operations and financial condition and earning per share.

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

Exchange Rate Risk

We currently have operations in the United States and several countries in South America, Europe and Asia. The functional currency of all our operations is the U.S. dollar. Though salaries for our international sales personnel and operating expenses of our international offices are incurred in local currencies by our overseas operations, substantially all of our other transactions are made in U.S. dollars; hence, we minimal exposure to foreign currency rate fluctuations relating to our transactions.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Our involvement in litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources of the Company. In addition, our litigation, if determined adversely to us, could result in the payment of substantial damages and /or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition, operating results or cash flows.

Active Technology Corporation

On February 10, 2004, we received a copy of a complaint filed on February 2, 2004 in Tokyo District Court by Active Technology Corporation, a Japanese-based distributor of our products. The complaint alleges, among other things, that we sold to Active certain defective products, which Active in turn subsequently sold to our customers. Active seeks damages of ¥559.2 million, which includes the purchase price of the allegedly defective products and replacement costs allegedly incurred by Active. Active seeks to offset the claim of ¥559.2 million against outstanding accounts payable by Active of ¥175.3 million to us, resulting in a net claim against Proxim Corporation of ¥383.9 million. Translated into U.S. dollars on May 4, 2005, Active’s net claim is approximately $3.7 million. On October 5, 2004, a hearing was held in the matter and we filed a counterclaim for $2.3 million plus interest for outstanding amounts owed us. Additional hearings were held on January 11, 2005, February 22, 2005, March 10, 2005 and April 19, 2005. At the present time, it is not possible to comment upon the likelihood of a favorable or unfavorable outcome of the litigation. We will continue to defend ourselves vigorously against this lawsuit.

Top Global Technology Limited

As previously reported, on or about March 10, 2003, we were served with a complaint filed on January 15, 2003, by Top Global Technology Limited (“Top Global”), a distributor for Agere Systems Singapore. Our demurrer to Top Global’s complaint was sustained in May 2003. Top Global then filed and served an amended complaint on May 30, 2003. Top Global’s lawsuit was filed against Agere Systems, Inc., Agere Systems Singapore, and Agere Systems Asia Pacific (collectively, “Agere”) and us in the Superior Court for the State of California, County of Santa Clara. Top Global claimed that it was entitled to return for a credit $1.2 million of products that it purchased from Agere Systems Singapore in June 2002 as a result of our decision to discontinue a product line that we purchased from Agere in August 2002. In September 2004, Top Global voluntarily dismissed Agere from the case, leaving us as the only defendant. Also in September 2004, we moved for summary judgment on all counts on the grounds that we were not an assignee or a party to the contract upon which Top Global based its claims. On January 18, 2005, the Court granted our motion for summary judgment. The distributor’s time to file a notice of appeal has expired.

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

On September 15, 2003, we announced that a jury had rendered a verdict in the first phase of the patent infringement suit with Symbol. On Symbol’s claims of patent infringement, the jury found that certain of our products infringe two Symbol’s patents and assessed a 6% royalty on the relevant products.

On July 29, 2004, we announced that the court has denied our equitable defenses and determined that the jury’s award of a 6% royalty on our sales of these products from 1995 through September 2003, plus prejudgment interest, results in an award of damages to Symbol of $25.9 million. The District Court entered its judgment on this matter on August 4, 2004.

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

Upon our failure to timely pay to Symbol the payment due March 31, 2005, Symbol noticed us of a breach under the Settlement Agreement and demanded that we make the payment within the thirty-day cure period provided by the Settlement Agreement. Symbol subsequently agreed to waive its rights to extend the cure period for the payment until May 15, 2005. The waiver does not otherwise alter our obligations under the Settlement Agreement.

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

Item 5.   Other Information

The Company provides the following disclosure in lieu of a report relating to such event under Item 1.01 of Form 8-K:

Amendment to Loan Documents

On May 9, 2005, the Company and Silicon Valley Bank (the “Lender”) executed an Amendment to Loan Documents, pursuant to which the parties agreed that all outstanding and future letters of credit are required to be fully secured by cash in an amount equal to the greater of (i) 105% of the total face amount of all outstanding letters of credit, or (ii) $100,000 plus 100% of the total face amount of all outstanding letters of credit.

Until this amendment executed on May 9, 2005, the financial covenants under the Amended A/R Financing Agreement between the Company and Lender required the Company to maintain cash and cash equivalents with the Lender and its affiliates in an amount not less than $4.0 million, which could be satisfied by either (i) maintaining cash balances on deposit with Silicon Valley Bank at or in excess of $4.0 million; (ii) borrowing against its eligible accounts receivable under the Amended A/R Financing Agreement; or (iii) utilizing the available borrowing capacity from the Temporary Overadvances portion of this credit facility. If the Company failed to meet this requirement, the Company could still remain in compliance with the financial covenants by maintaining a ratio of the total of cash, cash equivalents and accounts receivable approved by the Lender to the Company’s current liabilities of at least 5.0 to 1. In addition, the Company was required to maintain restricted cash balances to the extent that the Company’s outstanding letters of credit exceeded $4.0 million. The Company currently maintains substantially all of its cash, cash equivalents and investments at Silicon Valley Bank and its affiliates. In the event of default under the Amended A/R Financing Agreement, the Lender had the right to offset such cash, cash equivalents and investments against the Company’s obligations owing to the Lender.

These financial covenants were deleted from the amended A/R Financing Agreement on May 9, 2005 by the execution by the parties of the Amendment to Loan Documents.

Item 6.   Exhibits

Exhibit Number	Description
4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission February 8, 2005)
10.37

Employment Agreement, dated as of February 23, 2000 between the Registrant and Gordana Pance (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2001, filed with the Commission February 25, 2002.)

10.71

Employment Agreement, dated as of December 5, 2002, between Proxim Corporation and Kevin J. Duffy (Incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission November 11, 2004.)

10.72

Amendment to Employment Agreement, dated as of May 25, 2004, between Proxim Corporation and Kevin J. Duffy (Incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission November 11, 2004.)

10.78

Second Amendment to Employment Agreement, dated as of January 11, 2005, between Proxim Corporation and Kevin J. Duffy (Incorporated by Reference to Exhibit 10.78 to the Company’s Current Report on Form 8-K, filed with the Commission January 18, 2005.)

10.79

Amended Employment Agreement, dated as of January 11, 2005, between Proxim Corporation and Frank Plastina (Incorporated by Reference to Exhibit 10.78 to the Company’s Current Report on Form 8-K, filed with the Commission January 18, 2005.)

10.81

Employment Agreement between Proxim Corporation and Gordana Pance, effective January 20, 2005 (Incorporated by Reference to Exhibit 10.81 to the Company’s Current Report on Form 8-K, filed with the Commission January 27, 2005.).

10.82	Financial Advisor Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission February 8, 2005)
10.83

Form of Subscription Agreement, dated February 7, 2005 between the Company and the Purchasers (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission February 8, 2005)

10.84	Amendment to Loan Documents, dated as of May 9, 2005, between the Company and Silicon Valley Bank.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROXIM CORPORATION
By:	/s/ MICHAEL D. ANGEL
Michael D. Angel
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 11, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission February 8, 2005)
10.37

Employment Agreement, dated as of February 23, 2000 between the Registrant and Gordana Pance (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2001, filed with the Commission February 25, 2002.)

10.71

Employment Agreement, dated as of December 5, 2002, between Proxim Corporation and Kevin J. Duffy (Incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission November 11, 2004.)

10.72

Amendment to Employment Agreement, dated as of May 25, 2004, between Proxim Corporation and Kevin J. Duffy (Incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission November 11, 2004.)

10.78

Second Amendment to Employment Agreement, dated as of January 11, 2005, between Proxim Corporation and Kevin J. Duffy (Incorporated by Reference to Exhibit 10.78 to the Company’s Current Report on Form 8-K, filed with the Commission January 18, 2005.)

10.79

Amended Employment Agreement, dated as of January 11, 2005, between Proxim Corporation and Frank Plastina (Incorporated by Reference to Exhibit 10.78 to the Company’s Current Report on Form 8-K, filed with the Commission January 18, 2005.)

10.81

Employment Agreement between Proxim Corporation and Gordana Pance, effective January 20, 2005 (Incorporated by Reference to Exhibit 10.81 to the Company’s Current Report on Form 8-K, filed with the Commission January 27, 2005.).

10.82	Financial Advisor Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission February 8, 2005)
10.83

Form of Subscription Agreement, dated February 7, 2005 between the Company and the Purchasers (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission February 8, 2005)

10.84	Amendment to Loan Documents, dated as of May 9, 2005, between the Company and Silicon Valley Bank.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer